Form 10KSB
period 2000-12-31
NATEXCO CORP
filed 2001-06-08
CIK 1074874

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
         OF 1934

         For the fiscal year ended December 31, 2000

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to _____________

                Commission file number 000-032103


                               Natexco Corporation
         --------------------------------------------------------------
                 (Name of small business issuer in its charter)

                    Nevada                                   84-1480636
         --------------------------------              ------------------
         (State or other jurisdiction of                 (I.R.S. Employer
         incorporation or organization)                  Identification No.)

               3255 Norfolk Road
        Victoria, British Columbia, Canada                   V8R 6H5
     ----------------------------------------           --------------
     (Address of principal executive offices)               (Zip Code)

Issuer's telephone number (250) 598-2373

Securities registered under Section 12(b) of the Exchange Act:

                                                    Name of each exchange on
     Title of each class                               which registered

None
-------------------------------                    ---------------------------


Securities registered under Section 12(g) of the Exchange Act:

         Common Stock, $.001 par value
         ----------------------------------------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ____ No X
                                                                      -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $1,285
                                                          ------

Of the 2,400,000 shares of voting stock of the registrant issued and outstanding as of May 30, 2001, 2,190,000 shares are held by non-affiliates. Because of the absence of an established trading market for the voting stock, the registrant is unable to calculate the aggregate market value of the voting stock held by non-affiliates as of a specified date within the past 60 days.

Transitional Small Business Disclosure Format:  Yes ____  No    X
                                                             -------

                                     PART I

Item 1.  Description of Business.

(a)      Business Development.

         Natexco Corporation ("Natexco"), a development-stage enterprise, was organized under the laws of the State of Nevada on March 3, 1998. Our initial business plan was to provide promotional, advertising and public relations services in the United States to smaller Canadian companies lacking the personnel and facilities to conduct these activities outside Canada. On July 30, 2000, we acquired all 300 issued and outstanding shares of common stock of Security Software Systems, Inc. ("Security Software"), a Florida corporation organized on October 17, 1996, for the sum of $25,000 in cash. Immediately following the consummation of the transaction, Security Software became a wholly-owned subsidiary of Natexco. Natexco is engaged in the business of developing, manufacturing, marketing and selling security computer software designed for access control for use by guarded communities, office buildings, high-rise condominiums, private estates, country clubs and other secure facilities.

         During the period from December 5, 1998, through May 24, 2000, we raised gross proceeds in the amount of $40,100 from the sale of an aggregate of 50,000 shares of preferred stock, representing all of the outstanding shares of our preferred stock as of the date hereof, to a British Columbia, Canada, corporation, a Colorado corporation and an Isle of Man, British Islands, corporation. The British Columbia, Canada, corporation and the Colorado corporation each paid cash in the amount of $20,000 ($1.00 per share) in consideration for the purchase of 20,000 shares. The Isle of Man, British Isles, corporation paid cash in the sum of $100 ($.01 per share) in consideration for the purchase of 10,000 shares of preferred stock. The sales of preferred stock to these three companies were made in reliance upon the exemption from registration with the U.S. Securities and Exchange Commission provided by
Section 4(2) of the Securities Act of 1933.

         We received gross proceeds in the sum of $2,400 from the sale of a total of 2,400,000 shares of common stock, representing all of our outstanding shares of common stock as of the date hereof, to thirty-four persons in an offering conducted during the period from February 25 through March 31, 1999, pursuant to the exemption from registration with the U.S. Securities and Exchange Commission under Section 3(b) of the Securities Act of 1933 and Rule 504 of Regulation D promulgated under the Securities Act of 1933.

         Natexco's executive offices are presently located at 3255 Norfolk Road, Victoria, British Columbia V8R 6H5, and the telephone and facsimile number for Natexco is (250) 598-2373. The telephone and facsimile numbers for Natexco in the United States are (303) 691-6163 and (303) 691-5154, respectively.

(b)      Business of the Issuer.

General

         We are a development-stage company with minimal assets and operations, and essentially no revenues. As of December 31, 2000, we had total assets of $27,332, including $8,076 in cash, equipment (net of $4,693 in accumulated depreciation) of $1,773 and $17,483 in goodwill (net of accumulated amortization of $4,600). We realized revenue of $1,285 and a net loss of $(41,707) for the year ended December 31, 2000, and $-0- in revenue and a net loss of $(2,635) for the year ended December 31, 1999. The above financial information includes the results of operations for Security Software for the period from July 30, 2000, the date of Natexco's acquisition of all of the outstanding common stock of Security Software, through December 31, 2000. For the year ended December 31, 2000, Natexco and Security Software realized, on a pro forma consolidated basis, sales of $1,285 and a net loss of $(51,132). For the year ended December 31, 1999, the combined companies realized sales of $30,024 and a net loss of $(37,462) on a pro forma consolidated basis.

         We are largely dependent upon the proceeds anticipated to be received from future equity and/or debt financing(s) with which to continue our existing operations and carry out our proposed operations. Natexco is not expected to become a viable business entity unless we achieve profitable operations, which is not anticipated in the foreseeable future. Because of our significant operating losses, our independent auditor has expressed a "going concern" qualification in the Independent Auditors' Report on, and footnotes to, the financial statements of Natexco and its wholly-owned subsidiary, Security Software.

         Natexco's initial business plan of providing public relations and related services to Canadian companies failed. Instead of developing a new business plan, we decided to acquire Security Software because of our determination that Security Software's SEI software product has potential commercial viability and that Security Software could benefit from management's business experience and expertise. As a result of the acquisition of Security Software, Natexco, a development-stage enterprise, develops, manufactures, markets, sells and distributes security computer software through Security Software, as a wholly-owned subsidiary. The offices of Security Software are located at 5 Pinion Road, Bailey, Colorado 80421, and the telephone number, toll-free telephone number and facsimile number are (303) 816-4744, (888) 480-7774 and (303) 816-2671, respectively. Security Software's web site and
e-mail      address      are       www.simscorp.net/secureservices.html      and
jtetstill@sssicorp.net, respectively. To date, management of Natexco has devoted substantially all of its time and effort to organizational matters, acquiring Security Software, the development of Security Software's security computer software product and obtaining financing.

         As of the date hereof, we have only one security computer software product marketed under the name of "Secure Entry Interface" ("SEI"). SEI is designed for use by guarded communities, office buildings, high-rise condominiums, private estates, country clubs and other secure facilities for access control. The computer software permits guard personnel immediate access to vital information to assist in the regulation, and expedite the flow of traffic into and out, of any secure facility where access is controlled by a gatehouse or lobby security system. The security software product is designed to enhance the speed and efficiency of access control operations through the use of advanced computer technology, data and/or pictorial recording and retrieval techniques.

         Our success is dependent upon the commercial acceptance of SEI, which is not assured, and our ability to develop and achieve commercial viability for other security software products. Through the date of this report, Security Software has realized limited revenues from product sales and a net loss. There can be no assurance that Natexco will be successful in developing products in addition to SEI; that SEI and any other products will achieve commercial viability in the future; that future product sales or revenues will be significant; that any sales will be profitable; that Natexco will have sufficient funds available for further research and development of its current and proposed products; or that Natexco will be capable of attracting and retaining the qualified software programmers and other technical personnel needed for future product development and enhancement.

         Management's goals are to diversify Natexco and expand its product line in order to increase market share now limited to the security software market. This could be accomplished by acquiring the rights to software manufactured by other companies or individuals. Management will not rule out the purchase of any product or company that represents an attractive opportunity so as to increase our net worth in order to benefit our shareholders. Our focus will not necessarily be limited to compatible security software products capable of being marketed to the same potential customers to which SEI appeals and the companies that develop, manufacture, market, sell and/or distribute those products. While our management is continuously monitoring these opportunities, no security software products or other software companies are acquisition targets as of the date of this report, nor are there any negotiations for the acquisition of any of these ongoing as of the date hereof.

Products

         Security Software's sole product as of the date of this report is a security computer software product marketed under the name of "Secure Entry Interface." The software product is designed to regulate access to controlled facilities such as guarded communities, office buildings, high-rise condominiums, private estates, country clubs and other secure facilities by providing guard personnel with immediate access to vital information. Personnel use this information to regulate and expedite the flow of traffic through any secure facility that is regulated by a gatehouse or other type of security system. The SEI security software product uses advanced computer technology, data and/or pictorial recording and retrieval techniques for the purpose of improving the processing speed and efficiency of secure facilities. The computer software is recorded on a master digital magnetic support, published on compact disks and accompanied by a printed user manual.

         The SEI security software performs administrative functions for gate officers, site supervisors and site administrators (security chiefs) via access from the "main" menu to three menus, including the "officer," "supervisor" and "administrator" menus, respectively. Generally, the software enables the recording, storage and search for information, and the printing of reports containing the desired information, relating to virtually every aspect of the monitoring and control of access to secure facilities. The officer menu, which is SEI's primary operating function, enables the on-duty security officer to log in/out at the start/end of his shift; enter pertinent information relating to an event or incident in the "event log"; locate a vehicle and print officer reports. From the main menu, the officer can easily access information relating to the residents of the facility, approved guests, non-resident club members, the developer's contractors and reservations called in by a resident and search the database for any visitor who has checked into the facility. The information available includes, among other things, the first and last name, the account number, the residence visited, the telephone number and a photograph, if applicable. Using this information, the officer is able to record and store information regarding guests on site and events that occur on site in an event log and locate a vehicle on the premises. In addition, the officer, from the main menu, has the ability to auto-dial a resident; make reservations for future guests; check-in unexpected guests; and search for a resident using either a name, address or telephone or personal identification number. The supervisor menu permits the supervisor of a secure facility to log in using his password; access information relating to employees, residents, guests, supervisor reports, archived guest records and officer log-in information; and print a supervisor report. The administrator menu allows the administrator or security chief, through the use of his password, to log in; input employee information, village codes, site/nodes information, gate preference and gate pass information; and purge records. Regarding the input of employee information, the administrator menu permits the supervisor to create supervisor and other administrator account names and passwords, while the supervisor menu enables the user to enter only officer information and assign officer account names and passwords.

         We do our own copying and publishing of the SEI security computer software. The computer program is proprietary, but not copyrighted. Natexco may apply for copyright or patent protection for SEI in the future at such time, if ever, that the program contains or encompasses copyrightable or patentable elements. Security Software markets the SEI computer software. We are aware of competing products that sell for prices both higher and lower than the price of SEI. Except for local sales tax regulations, we are not aware of any governmental rules or regulations relating to the production, publishing, marketing or distribution of our security computer software product.

         Natexco intends to develop additional features for SEI in order to enhance the product and make it more attractive and serviceable for prospective customers. Such features may include automatic visual and voice recognition of entry requests through video camera images and voice inputs to computer recognition software. Additional recognition technology may be incorporated in the SEI program to enable computer-enhanced fingerprint and/or eyeball iris identification. We believe that the technology for the above-described features is available from suppliers "off-the-shelf" and would be easily adaptable to the existing SEI program. As of the date of this report, Natexco has not yet fully researched, developed or implemented any of these proposed additional features or technologies.

Intellectual Property and Proprietary Rights

         Natexco regards all or portions of the designs and technologies incorporated in SEI as proprietary and attempts to protect them with trade secret laws. Our policy is to proceed without trademark or patent protection until such time, if ever, that the SEI or other program contains or encompasses copyrightable or patentable elements. It may be possible for unauthorized third parties to copy certain portions of our products or to "reverse engineer" or otherwise obtain and use to Natexco's detriment information that we regard as proprietary. Moreover, the laws of some foreign countries do not afford the same protection to our proprietary rights as do United States laws. There can be no assurance that any of our efforts to protect Natexco's proprietary technology will be adequate or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technologies.

Marketing

         Management has employed traditional marketing methods in order to advertise and promote SEI. These marketing activities have included advertising in local newspapers, trade journals and periodicals and mailings of brochures to, among others, various secure facilities, including, but not limited to, guarded communities, office buildings, high-rise condominiums, private estates and country clubs, and property managers of the foregoing, attendance at trade shows and online marketing.

         During each of the last three years ended December 31, 1998, 1999, and 2000, Security Software sold seven, twelve and two SEI software packages, respectively. The sales of the two software packages in 2000 occurred in October and November 2000. Each purchaser of an SEI software system is a security or property management company that acquired the product for the purpose for which it was designed, i.e., monitoring and control of access to a secure facility or facilities. Purchasers of SEI responsible for a number of secure facilities may have installed the product in all of those facilities. Security Software's sales in 1998 and 1999 were concentrated in the State of Florida, where its offices were then located.

         The significant decline in sales during 2000, as compared to sales in 1998 and 1999, is attributable to the move of Mr. John H. and Ms. Terese M. Tetstill's residence from Florida to Bailey, Colorado. The company's virtual lack of funding available for advertising or any other purpose during this period caused Mr. and Ms. Tetstill to focus their attention on the consideration of the disposition, rather than the operation, of Security Software and potential new business opportunities in Colorado. Security Software is not dependent on personal sales calls by Mr. and Ms. Tetstill, as evidenced by the company's sale of an SEI software package in each of October and November 2000 from its new offices in Bailey, Colorado, to out-of-state customers. Mr. and Ms. Tetstill and Messrs. Gerald A. and Anthony Mulhall, Security Software's and Natexco's executive officers and directors, respectively, are exploring potential markets for the SEI security software in Colorado and Canada, respectively, in order to increase sales.

         There is no backlog of written firm orders for our SEI security computer software product as of the date of this report.

Competition

         The market for security computer software is intensely competitive and fragmented. We will be in competition with numerous other companies of all sizes located both inside and outside the United States engaged in the development, manufacturing, marketing, sale and/or distribution of security computer software. In addition, we will also be competing with property managers and security companies that developed their own internal computer software or have elected to use the traditional manual method of gate entry using a pen and paper. To our knowledge, no definitive market survey has been performed to date in order to determine the respective market shares of our competitors. As of the date of this report, Natexco is an insignificant competitor in the market for security computer software. Therefore, we are subject to the effects of better-financed competitors and their research and development efforts, and price discounting. In this regard, virtually all of the companies and other organizations with which we will be in competition are established and have far greater financial resources, substantially greater experience and larger staffs than Natexco. Additionally, many of these organizations have proven operating histories, which we lack. We expect to face strong competition from both these well-established companies and small independent companies like ourselves.

         We believe that, in the future, there will be an increasing number of companies engaged in the manufacture, marketing and sale of computer software designed to monitor and control access to secure buildings, including the type of software that we offer. We compete on the basis of the technical advances in our product and our reputation among customers as a quality provider of security computer software and customer support services. We are aware of competing products that sell for prices both higher and lower than the price of SEI and, to a lesser extent, we compete on the basis of price. Our opportunity to increase our sales may be limited by our financial resources and other weaknesses, including, among others, our under-capitalization, cash shortage, limitations with respect to personnel, technological, financial and other resources and lack of a customer base and market recognition. In addition, our business may be subject to decline because of generally increasing costs and expenses of doing business, thus further increasing anticipated competition. Additionally, it is anticipated that there may be significant technological advances in the future and we may not have adequate creative management and resources to enable us to take advantage of these advances. The effects of any of these technological advances on Natexco, therefore, cannot be presently determined. There can be no assurance that our efforts to achieve a niche in the security computer software market will be successful.

Research and Development

         Since the acquisition of Security Software on July 30, 2000, Natexco has been, and will continue to be, actively engaged in research and development in order to enhance SEI and produce new products. The SEI security software was initially developed as a result of the efforts of a number of computer programmers unaffiliated with us, and subsequently purchased by Security Software. During our 1998 and 1999 fiscal years, Security Software was engaged, utilizing Mr. John H. Tetstill, President of Security Software, in research and development to develop additional features for SEI, including automatic visual and voice recognition of entry requests through video camera images and voice inputs to computer recognition software, in order to enhance the product and make it more attractive and serviceable for prospective customers.

Additionally, recognition technology may be incorporated in the SEI program to enable computer-enhanced fingerprint and/or eyeball iris identification. Management intends to continue this research and development program, commenced in 2000, through the 2001 fiscal year. Natexco expects to spend approximately $5,000 of its own funds on this project and other research and development activities, including preliminary work on the revision, adaptation and/or expansion of the SEI software program to function in conjunction with other security software, in fiscal 2001. This preliminary work will be performed by Mr. Tetstill at no cost to Natexco. We believe that the sum of $5,000 will be adequate to cover the cost of the technology, expected to be available from suppliers "off-the-shelf," for the proposed enhancements to the SEI computer program and only limited additional research and development activities.

         Since July 30, 2000, we have upgraded the SEI software program to version #3.003 in order for the software to operate in Microsoft Office 2000. The programming for this upgrade was performed by an unaffiliated computer programmer on a contract basis. Except for this work, Mr. Tetstill has performed all work on the SEI software program since 1998, including the research and development activities conducted by Security Software, because they have not required major revision, adaptation or addition to the basic program. Future upgrades in, and major modifications of, the SEI system will require the services of independent computer programmers and/or consultants that we will retain on a contract basis. Additionally, we will require the assistance of these programmers and/or consultants in future research and development activities conducted for the purpose of producing new products. We intend to continue to upgrade the SEI software, as necessary, using independent contractors to perform the required services. However, our 2001 research and development budget will not cover the cost of any additional upgrades and funds may not be available when needed to cover the cost of the services of independent contractors needed to perform the necessary services.

         We believe, but cannot be certain, that funds generated from our operations will be sufficient to meet our research and development needs in the foreseeable future. This assumption contemplates the limitation on the scope of our research and development program for the foreseeable future to continuation of the work being performed in-house by Mr. Tetstill to enhance SEI with additional features, including automatic visual, voice, fingerprint and/or eyeball identification recognition technology. We believe that the services of independent computer programmers and/or consultants may be necessary in the future, at such time as Mr. Tetstill has exhausted his capabilities, to effectuate these enhancements to SEI. While our business plan contemplates the generation of increased product sales in the future through the development of new products in addition to effectuation of these enhancements, we do not anticipate the commencement of research and development activities to develop new products until the third or fourth quarter of 2001. In all likelihood, we will need to raise additional capital from debt and/or equity financing in the next twelve months in order to commence these proposed activities, given our declining sales, history of losses and expectation of losses from operations in the foreseeable future. Natexco may apply for copyright or patent protection for SEI in the future at the time, if ever, that the program contains or encompasses copyrightable or patentable elements.

Employees and Consultants

         As of the date of this report, Natexco employs four individuals, including Messrs. Gerald A. and Anthony Mulhall, the President and Secretary/Treasurer of Natexco, respectively, and Mr. John H. and Ms. Terese M. Tetstill, the President and Secretary/Treasurer of Security Software, respectively, on a part-time basis. Of the foregoing, Mr. Gerald A. Mulhall, because of his business management experience and acumen, and Mr. John H. Tetstill, as a result of his experience in publishing, marketing and selling our software product and identifying and implementing necessary product upgrades, are considered to be key to our business success. We would have difficulty replacing the experience and expertise of either Mr. Gerald A. Mulhall or Mr. John H. Tetstill, although neither individual has the capability of performing the necessary computer programming and software development work in connection with a major revision, adaptation or addition to the SEI computer program. Accordingly, we are dependent on independent computer programmers retained on a contract basis to perform those software development and computer programming services and to perform the bulk of the research and development work in order to produce new products.

         No cash compensation has been awarded to, earned by or paid to any of the foregoing for all services rendered in all capacities to Natexco and/or Security Software through July 30, 2000. Commencing on July 30, 2000, Mr. and Ms. Tetstill receive compensation, payable quarterly, in the amount of 30% of Security Software's gross sales and $8.00 per hour of time devoted to Security Software, respectively. For the foreseeable future, neither Mr. Gerald A. Mulhall nor Mr. Anthony Mulhall will receive any compensation in any form for their services rendered in all capacities to Natexco and/or Security Software. It is anticipated that at such time, if ever, as Natexco's financial position permits, assuming that Natexco is successful in raising additional funds through equity and/or debt financing and/or generating a sufficient level of revenue from operations, Messrs. Gerald A. and Anthony Mulhall, the President and Secretary/Treasurer of Natexco, respectively, and Mr. John H. and Ms. Terese M. Tetstill, the President and Secretary/Treasurer of Security Software, respectively, will receive reasonable salaries and other appropriate compensation, such as bonuses, coverage under medical and/or life insurance benefit plans and participation in stock option and/or other profit sharing or pension plans, for services as executive officers of Natexco or Security Software and may receive fees for their attendance at meetings of the Board of Directors.

         Except for Ms. Tetstill, who will only devote time to Security Software, the executive officers and directors of Natexco and Security Software plan to devote only such time to the affairs of Natexco and/or Security Software that each deems necessary. Presently, each of Messrs. Gerald A. Mulhall, Anthony Mulhall and John H. Tetstill regularly devotes approximately four, two and fifteen hours per week, respectively, to the business and affairs of Natexco and/or Security Software and Ms. Tetstill devotes approximately two hours per week to Security Software's business and affairs when needed. Mr. and Ms.
Tetstill's time commitments are expected to increase in relation to an increase(s) in sales, necessitating, in turn, any increase(s) in production, of security computer software.

         None of Natexco's employees are represented by a labor union. Natexco has never had a strike or lockout and considers our employee relations to be good.

Item 2.  Description of Property.

         Natexco maintains its offices rent-free, pursuant to a verbal arrangement, at the residence of its President located at 3255 Norfolk Road, Victoria, British Columbia, Canada V8R 6H5. The office space provided by our President has been valued at $200 per month during the period from March 3, 1998, through July 31, 2000, and $700 per month during the period from August 1, 2000, through December 31, 2000. Security Software maintains its offices rent-free at the residence of its President located at 5 Pinion Road, Bailey, Colorado 80421. We have made arrangements with Messrs. Mulhall and Tetstill to use their residences free of charge for the foreseeable future. We anticipate the continued utilization of these offices on a rent-free basis until the time, if ever, that we obtain sufficient funding from debt and/or equity financing and/or generate a level of earnings sufficient to enable us to rent office space in Canada and Colorado from independent third parties. The space that Natexco and Security Software currently occupy is expected to be adequate to meet our foreseeable future needs. Natexco's telephone and facsimile number is (250) 598-2373. The telephone and facsimile numbers for Security Software are (303) 816-4744/(888) 480-7774 (toll-free) and (303) 816-2671, respectively.

Item 3.  Legal Proceedings.

         From time to time, we may be involved in litigation relating to claims arising out of our ordinary course of business. As of May 30, 2001, neither Natexco nor Security Software knows of any legal proceedings to which either company is a party or to which the property of either company is the subject that are pending, threatened or contemplated or any unsatisfied judgments against either Natexco or Security Software.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2000, covered by this report, to a vote of our shareholders, through our solicitation of proxies or otherwise.


                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

(a)      Market Information, Holders and Dividends.

         There has been no established public trading market for our common stock since Natexco's inception on March 3, 1998. As of May 30, 2001, Natexco had thirty-four shareholders of record of its 2,400,000 outstanding shares of common stock. We have never paid or declared any dividends on our common stock and we do not anticipate paying cash dividends in the foreseeable future.

(b)      Recent Sales of Unregistered Securities.

         Natexco issued and sold, on May 18, 2000, 20,000 shares of preferred stock to Desert Bloom Investments, Inc., a Colorado corporation, in consideration for $20,000 in cash. In addition, Natexco issued and sold 20,000 shares of preferred stock to Aboyne Management, Ltd., in consideration for the cash sum of $20,000. Aboyne is a British Colombia, Canada, corporation of which Mr. Gerald A. Mulhall, the President and a director of Natexco, is the President and principal shareholder. Natexco issued and sold, on December 5, 1998, 10,000 shares of preferred stock to Eastbury Consultants, Ltd., an Isle of Man, British Islands, corporation, in consideration for cash in the amount of $100. Natexco relied, in connection with the sale of the above-described shares of preferred stock, upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933. To make the exemption available, Natexco relied upon the fact that the issuance and sale of the shares by Natexco did not constitute a public securities offering together with the fact that Desert Bloom Investments, Inc., Aboyne Management, Ltd., and Eastbury Consultants, Ltd, are all accredited investors. These investors had access to the prospectus dated February 25, 1999, used in connection with Natexco's common stock offering conducted under Rule 504 of Regulation D under Section 3(b) of the Securities Act of 1933, as described in more detail below, and/or the information provided in the prospectus. Further, Natexco did not use public solicitation or general advertising in connection with the offering. In connection with the sale of the shares of preferred stock to Desert Bloom Investments, Inc., Natexco also relied upon the exemption from registration provided under Section 11-51-308(1)(p) of the Colorado Uniform Securities Act.

         On March 31, 1999, Natexco issued and sold an aggregate of 2,400,000 shares of common stock to a total of thirty-four persons, all of whom are residents of either Canada, the Isle of Man, British Islands, or London, England, United Kingdom, for cash consideration totaling $2,400. The sales were made by Natexco in reliance upon the exemption from registration with the U.S. Securities and Exchange Commission provided under Section 3(b) of the Securities Act of 1933 and Rule 504 of Regulation D promulgated under the Securities Act of 1933. No underwriter was employed in connection with the offering and sale of the shares. The facts relied upon by Natexco to make the Federal exemption available include, among others, the following:

         (i) The aggregate offering price for the offering of the shares of common stock did not exceed $1,000,000, less the aggregate offering price for all securities sold within the twelve months before the start of and during the offering in reliance on any exemption under Section 3(b) of, or in violation of
Section 5(a) of, the Securities Act of 1933;

         (ii) The required number of manually executed originals and true copies of Form D were duly and timely filed with the U.S. Securities and Exchange Commission;

         (iii) No general solicitation or advertising was conducted by Natexco in connection with the offering of any of the shares; and

         (iv) The fact that Natexco has not been since its inception:

         (a) Subject to the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934;

         (b) An "investment company" within the meaning of the Investment Company Act of 1940; or

         (c) A development stage company that either has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person.


Item 6.   Management's Discussion and Analysis or Plan of Operation.

General

         Natexco's business plan, from the date of our organization until the acquisition of Security Software on June 30, 2000, was to provide promotional, advertising and public relations services in the United States to smaller Canadian companies lacking the personnel and facilities to conduct these activities outside Canada. Since the acquisition of Security Software, Natexco has been engaged in the business of developing, manufacturing, marketing, selling and distributing computer software designed to assist security and guard personnel in managing the inflow of traffic to, and the outflow of traffic from, a building or secured property. For the year ended December 31, 2000, Natexco and Security Software, a wholly-owned subsidiary of Natexco, realized, on a consolidated basis, revenue of $1,285 and a net loss of $(41,707) ($.02 per share). These companies realized, on a consolidated basis, no revenue and a net loss of $(2,635) (less than $.01 per share) for the year ended December 31, 1999. The increased net loss realized by Natexco and its subsidiary for the year ended December 31, 2000, as compared to the year ended December 31, 1999, was the result, primarily, of increased operating expenses. Giving effect to Natexco's acquisition of Security Software on an unaudited basis, the combined companies realized a pro forma net loss of $(51,132) ($(.02) per share) for the year ended December 31, 2000, and a pro forma net loss of $(37,462) ($(.02) per share) for the year ended December 31, 1999. On an unaudited pro forma consolidated basis, these companies realized sales of $1,285 for the year ended December 31, 2000, and $30,024 for the year ended December 31, 1999.

         We intend to generate increased product sales in the future through the development of new products; the enhancement of SEI with additional features designed to make the software more appealing and serviceable; and the expenditure of additional funds for marketing, advertising and/or promotion. We are considering the enhancement of SEI with additional features such as automatic visual recognition of entry requests through video camera images, voice recognition of entry requests through voice inputs to computer recognition software and computer-enhanced fingerprint and eyeball iris identification. While we believe that the technology for these features is available from suppliers "off-the-shelf" and would be easily adaptable to the existing SEI program, we have not yet fully researched, developed or implemented any of these proposed additional features or technologies.

         The implementation of our plans to enhance SEI, develop new products and expend additional funds for marketing, advertising and/or promotion is dependent upon Natexco's ability to raise additional capital from equity and/or debt financing and/or achieve profitable operations. We believe that the revenue generated from our business will not be sufficient to finance these and other future activities and that it will be necessary to raise additional funds through equity and/or debt financing in the next twelve months. Although we intend to explore all available alternatives for debt and/or equity financing, including, but not limited to, private and public securities offerings, there can be no assurance that we will be able to generate additional capital for research and development and/or other purposes. In the event that only limited additional financing is received, we expect our opportunities in the security computer software market to be limited. Further, even if we succeed in obtaining the level of funding necessary to increase sales through the enhancement of SEI, the development of new products and/or the expenditure of additional funds for marketing, advertising and/or promotion, this will not ensure that operations will be profitable.

Plan of Operation

         Our plan of operation for the next twelve months is to focus upon the marketing and sale of our SEI security software product through advertising, attendance at trade shows and online marketing, primarily. In order to commence the implementation of this plan, we have placed advertisements in "Common Ground" and "Managers Report," two of the principal property management trade magazines. Additionally, we intend to continue our research and development program, utilizing the services of Mr. John H. Tetstill, President of Security Software, at no cost, to develop additional features for SEI, including visual, voice, fingerprint and eyeball identification recognition technology, in order to enhance the product and make it more attractive and serviceable for prospective customers and continue preliminary work on the revision, adaptation and/or expansion of the SEI software program to function in conjunction with other security software. We have allocated the sum of $5,000 that we expect to cover the cost of the technology for the proposed enhancements to the SEI security software and limited additional work. We are unable to calculate the cost of our plan of operations over the next twelve months, except for the estimated cost of $5,000 of our research and development program. If we are successful in our efforts to raise additional funding from equity and/or debt financing, we intend to allocate the bulk of those funds for marketing, although a portion of the funds would be allocated for research and development as well. Future research and development to effectuate the proposed enhancements to SEI and produce new products will require the services of independent computer programmers retained on a contract basis. We have no organized plan to raise additional capital and our fund-raising efforts have been minimal since our purchase, on June 30, 2000, of Security Software. We intend to increase our efforts to raise capital, exploring all available alternatives for debt and/or equity financing, including, but not limited to, private and public securities offerings, although we cannot be certain that these efforts will be successful. We do not expect the purchase or sale of any significant equipment or a significant change in the number of employees for the next twelve months.

Results of Operations - Year Ended December 30, 2000, Versus Year Ended December 30, 1999

         We have realized minimal revenue of $1,285 since our inception on March 3, 1998, attributable to the sale by Security Software of two software packages in October and November 2000. We incurred a loss of $(41,707) for the year ended December 31, 2000, as compared to a net loss of $(2,635) for the year ended December 31, 1999, primarily, because of the approximate 1,524% increase in operating expenses from $2,635 for the year ended December 31, 1999, to $40,150 for the year ended December 31, 2000. On March 21, 2000, we borrowed $20,000 from an affiliate; which indebtedness is evidenced by a promissory note, due September 30, 2001, bearing interest at the rate of 10% per annum. Accrued interest expense related to the note totaled $1,557 at December 31, 2000.

         The significant decline in Security Software's sales in 2000, as compared to sales of twelve and seven software packages in 1999 and 1998, respectively, is attributable to the move of Mr. John H. and Ms. Terese M. Tetstill's residence from Florida to Bailey, Colorado. The company's virtual lack of funding available for advertising or any other purpose during this period caused Mr. and Ms. Tetstill to focus their attention on the consideration of the disposition, rather than the operation, of Security Software and potential new business opportunities in Colorado. Mr. and Ms. Tetstill and Messrs. Gerald A. and Anthony Mulhall, Security Software's and Natexco's executive officers and directors, respectively, are exploring potential markets for the SEI security software in Colorado and Canada, respectively, in order to increase sales.

Financial Condition, Liquidity and Capital Resources

         As of December 31, 2000, Natexco and Security Software, a wholly-owned subsidiary of Natexco, on a consolidated basis, had total assets of $27,332, including total current assets (cash) of $8,076, equipment (net of $4,639 in accumulated depreciation) of $1,773 and goodwill (net of accumulated amortization of $4,600) of $17,483. The combined companies had total current liabilities of $21,882 and a working capital deficit of $(13,806) as of December 31, 2000, because of the $20,000 principal amount of the promissory note payable to an affiliate, interest payable of $1,557 and $325 in accounts payable. Despite the receipt of $28,284 in proceeds from sales of preferred stock and a loan of $20,000 from an affiliated company, Natexco had only $8,076 in cash as of December 31, 2000. The goodwill of $17,483 and equipment of $1,773 shown on Natexco's Balance Sheet as of December 31, 2000, result from the company's acquisition on July 30, 2000, of all of the outstanding common stock of Security Software; which transaction has been recorded as a purchase in Natexco's financial statements. Goodwill represents the excess of the purchase price for the common stock, over the fair value of the net assets, of Security Software. As of December 31, 2000, Natexco's total shareholders' equity was $5,450, including a deficit accumulated during the development stage of $(46,350).

         As a result of our inability to implement our initial business plan, we have lacked access to capital except from affiliated parties. If we are able to obtain access to outside capital in the future, it is expected to be necessarily costly because of high rates of interest and fees. To date, Natexco has been funded through the sale of preferred and common stock for gross proceeds in the amount of $40,100 and $2,400, respectively, and a $20,000 loan from an affiliate. We have experienced working capital shortages from time-to-time and we expect that these working capital shortages may continue until such time as we are successful in raising additional capital and/or achieving profitable operations.

While our independent auditor has presented our financial statements on the basis that Natexco is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time, it has noted that our significant operating losses raise a substantial doubt about our ability to continue as a going concern. Natexco's future success will be dependent upon our ability to develop effective and competitive security computer software and new products that meet customers' changing requirements. Should our efforts to raise additional capital through equity and/or debt financing fail, management is expected to provide the necessary working capital so as to permit Natexco to continue as a going concern.

         Net cash used in operating activities was $(29,181) for the year ended December 31, 2000, because of the net loss of $(41,707) incurred during the year, offset by depreciation and amortization ($5,744), the value of office space contributed by our President ($4,900) and the increase in interest payable ($1,557) and accounts payable ($325). For the year ended December 31, 2000, net cash flows from investing activities was $(25,000) as a result of the acquisition of Security Software. Cash increased by $5,599, from $2,477 at the beginning of the year to $8,076 at the end of the year, despite the net loss and the $25,000 sum paid for Security Software, primarily, because of stock sales totaling $40,000 and the $20,000 loan.

Inflation

         We believe that inflation has not had a material impact on our business.

Seasonality

         We do not believe that our business is seasonal.


Item 7.  Financial Statements.

         The Financial Statements of Natexco Corporation and Subsidiary, the Notes to Financial Statements and the Independent Auditors' Reports of Spicer, Jeffries & Co. and Cordovano and Harvey, P.C., independent certified public accountants, required by this Item 7 commence on page F-1 and are incorporated in this report by this reference. The Financial Statements filed as part of this report are listed in the Index to Financial Statements below:

                                                                       Page
                                                                       ----
Independent Auditors' Report......................................... F-3-F-4

Consolidated Balance Sheet as of December 31, 2000........................F-5

Consolidated Statements of Operations for the years ended
  December 31, 2000, and 1999, and the period from
  inception (March 3, 1998) through December 31, 2000.................... F-6

Consolidated Statements of Changes in Shareholders'
  Equity for the period from inception (March 3, 1998)
  through December 31, 2000.............................................. F-7

Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, and 1999, and the period from
  inception (March 3, 1998) through  December 31, 2000................... F-8

Notes to Financial Statements........................................F-9-F-14


Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

         We dismissed Cordovano and Harvey, P.C., and retained Spicer, Jeffries & Co., 4155 East Jewell Avenue, Suite #307, Denver, Colorado 80222, as our independent accountant on March 17, 2001. The reports of Cordovano and Harvey, P.C., on our financial statements as of December 31, 1999, and for the year ended December 31, 1999, the period from inception (March 3, 1998) through December 31, 1998 (not separately included in this report), and the period from inception through December 31, 1999 (not separately included in this report), contain no adverse opinion or disclaimer of opinion, and were not modified as to uncertainty, audit scope or accounting principles. The decision to change accountants was approved by our Board of Directors. There were no disagreements with Cordovano and Harvey, P.C., on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Executive Officers and Directors

         Set forth below are the names, ages, positions with Natexco or Security Software, a 100%-owned subsidiary of Natexco, and business experience of the executive officers and directors of Natexco and Security Software.

      Name              Age      Positions with Natexco or Security Software
      ----              ---      -------------------------------------------
Gerald A. Mulhall(1)    69     President and Director of Natexco

Anthony Mulhall(1)      41     Secretary, Treasurer and Director of Natexco

John H. Tetstill(2)     59     President and Director of Security Software
 .
Terese M. Tetstill(2)   54     Secretary, Treasurer and Director of Security
                               Software
------------------

      (1) The above-named persons may be deemed to be "promoters" and "parents" of Natexco, as those terms are defined in the General Rules and Regulations promulgated under the Securities Act of 1933.

      (2) The above-named persons may be deemed to be "promoters" and "parents" of Security Software, as those terms are defined in the General Rules and Regulations promulgated under the Securities Act of 1933.

General

         Directors hold office until the next annual meeting of Natexco's shareholders and until their respective successors have been elected and qualify. Officers serve at the pleasure of the Board of Directors. Messrs. Gerald A. and Anthony Mulhall and John H. Tetstill and Ms. Terese M. Tetstill expect to devote such time and effort to the business and affairs of Natexco and/or Security Software as may be necessary to perform their responsibilities as executive officers and directors and/or otherwise. Set forth below under "Business Experience" is a description of the business experience of Messrs. Gerald A. and Anthony Mulhall and Tetstill and Ms. Tetstill. Except as otherwise indicated below, all organizations with which any of the aforementioned individuals is or has been previously employed, affiliated or otherwise associated, are not affiliated with us.

Family Relationships

         Messrs. Gerald A. and Anthony Mulhall are father and son, respectively. Mr. John H. and Ms. Terese M. Tetstill are husband and wife, respectively.

Business Experience

         Gerald A. Mulhall has served as the President and a director of Natexco since November 23, 1998. Since May 1999, he has been the President and a principal shareholder of Aboyne Management, Ltd., a privately-held British
Columbia, Canada, corporation. Mr. Mulhall has been self-employed as a management consultant with offices in Victoria, British Columbia, Canada, for the past approximately 20 years since approximately 1980. From 1974 through 1980, he served as the President of MS Management Services Ltd., Edmonton, Alberta, Canada, a consulting firm. Mr. Mulhall was employed as the Director, OAS, of the University of Alberta, Canada, from 1969 through 1974. From 1967 through 1969, he was employed as a manager of Atco Industries Ltd., Calgary, Alberta, Canada, a company engaged in the prefabricated housing business. Mr. Mulhall was a self-employed management consultant with offices in Edmonton,

Alberta, Canada, from 1966 through 1967. He served, from 1963 through 1966, as the Vice-President of the Montreal and Canadian Stock Exchanges. From 1961 through 1963, Mr. Mulhall served as a management consultant to Woods Gordon & Co., Montreal, Quebec, Canada, a consulting firm. He was employed as a supervisor by BP Canada Limited, Montreal, Quebec, Canada, a publicly-held oil and gas company, from 1957 through 1961. Mr. Mulhall has served as a Director of the Management Advisory Institute of the University of Alberta and as a lecturer to the Department of Extension, University of Alberta, Canada, and the Grant McEwan Community College, Edmonton, Alberta, Canada. He received a Business Administration degree from Sir George William University, Montreal, Quebec, Canada, in 1962 and a P. Mgr. degree from the Canadian Institute of Management, Ottowa, Canada, in 1975.

         Anthony Mulhall has served as the Secretary, the Treasurer and a director of Natexco since December 1, 1998. For the past approximately six years, he has been a professional marine diver working on a contract basis for various seafood product companies in the province of British Columbia, Canada.

         John H. Tetstill has served as the President and a director of Security Software since October 24, 1996. He has been employed by Governor's Ranch Homeowners Association, Littleton, Colorado, as a property manager since August 1999. From March 1993 through May 1999, Mr. Tetstill was employed as a regional/general manager by Vista Properties Management, Vero Beach, Florida. He received a B.A. degree in English literature from Hastings College of Further Education, Hastings, England, United Kingdom, in 1959.

         Terese M. Tetstill has served as the Secretary, the Treasurer and a director of Security Software since October 24, 1996. Since April 2000, Ms. Tetstill has been employed by Conference and Management Specialists, Denver, Colorado, as a bookkeeper. From August 1993 through May 1999, she was employed as a bookkeeper/financial secretary by Lost Tree Chapel, North Palm Beach, Florida.

Compliance with Section 16(a) of the Securities Exchange Act of 1934
--------------------------------------------------------------------

         Section 16(a) of the Securities and Exchange Act of 1934 requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission initial statements of beneficial ownership on Form 3, reports of changes in ownership on Form 4 and annual reports concerning their ownership on Form 5. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, Messrs. Gerald A. and Anthony Mulhall, Natexco's executive officers and directors, have complied with the Section 16(a) filing requirements applicable to them during our fiscal year ended December 31, 2000. We have no greater than 10% beneficial owner of our common stock.

Item 10. Executive Compensation.

         The following table sets forth information concerning the compensation of Natexco's and Security Software's executive officers for the fiscal years ended December 31, 2000, and 1999, including annual compensation, including the dollar value of base salary (cash and non-cash) earned during the 2000 and 1999 fiscal years, and the sum of the number of securities underlying stock options granted, with or without tandem SARs, and the number of freestanding SARs.

                                           SUMMARY COMPENSATION TABLE

                                                                   Long Term Compensation
                         Annual Compensation                     Awards              Payouts
                      ----------------------------------------------------------------------
(a)            (b)    (c)        (d)             (e)         (f)          (g)          (h)        (i)
                                                 Other                  Securities
Name                                            Annual   Restricted      Under-                  All Other
and                                             Compen-    Stock         lying          LTIP      Compen-
Principal                                        sation    Award(s)     Options        Payouts    sation
 Position      Year  Salary($)    Bonus($)       ($)        ($)          SAR's(#)        ($)        ($)
-------------------------------------------------------------------------------------------------------
Gerald A        2000   $-0-     $-0-              $-0-       $-0-         $-0-          $-0-       $-0-
Mulhall,        1999   $-0-     $-0-              $-0-       $-0-         $-0-          $-0-       $-0-
President

Anthony         2000   $-0-     $-0-              $-0-       $-0-         $-0-          $-0-       $-0-
Mulhall,        1999   $-0-     $-0-              $-0-       $-0-         $-0-          $-0-       $-0-
Secretary/
Treasurer

John H          2000   $-0-     $-0-              $-0-       $-0-         $-0-          $-0-       $-0-
Tetstill,       1999   $-0-     $-0-              $-0-       $-0-         $-0-          $-0-       $-0-
President
of Security
Software

Terese M         2000   $-0-     $-0-              $-0-       $-0-         $-0-          $-0-       $-0-
Tetstill,        1999   $-0-     $-0-              $-0-       $-0-         $-0-          $-0-       $-0-
Secretary/
Treasurer
of Security
Software

         No cash compensation has been awarded to, earned by or paid to Messrs. Gerald A. Mulhall or Anthony Mulhall, the President and Secretary/Treasurer, respectively, of Natexco for all services rendered in all capacities to Natexco since November 23, 1998, and December 1, 1998, respectively, and/or Security Software, a 100%-owned subsidiary of Natexco, since July 30, 2000. Messrs. Gerald A. and Anthony Mulhall became executive officers and directors of Natexco on November 23, 1998, and Natexco acquired all of the outstanding common stock of Security Software, as a result of which transaction Security Software became a wholly-owned subsidiary of Natexco, on July 30, 2000.

No cash compensation has been awarded to, earned by or paid to Mr. John H. Tetstill or Ms. Terese M. Tetstill, the President and Secretary, respectively, of Security Software, for all services rendered in all capacities to Natexco since July 30, 2000, and/or Security Software since Security Software's inception on October 17, 1996. For the foreseeable future, neither Mr. Gerald A. Mulhall nor Mr. Anthony Mulhall will receive any compensation in any form for their services rendered in all capacities to Natexco and/or Security Software. However, we anticipate that, at such time, if ever, as our financial position permits, assuming that we are successful in raising additional funds through equity and/or debt financing and/or generating a sufficient level of revenue from operations, Messrs. Gerald A. and Anthony Mulhall will receive reasonable salaries and other appropriate compensation, such as bonuses, coverage under medical and/or life insurance benefits plans and participation in stock option and/or other profit sharing or pension plans, for their services as executive officers of Natexco and may receive fees for their attendance at meetings of the Board of Directors. Accordingly, both individuals serve without the expectation of future compensation for services performed currently and until our financial position improves. Future compensation, if any, will be based upon the amount of time that Mr. Gerald A. Mulhall and Mr. Anthony Mulhall each spends on our business and affairs. Commencing on July 30, 2000, Mr. and Ms. Tetstill receive compensation, payable quarterly, in the amount of 30% of Security Software's gross sales and $8.00 per hour of time devoted to Security Software, respectively. Neither Messrs. Gerald A. Mulhall, Anthony Mulhall or Tetstill nor Ms. Tetstill holds any option to purchase any of Natexco's securities. Except for Ms. Tetstill, who will only devote time to Security Software, the executive officers and directors of Natexco and Security Software plan to devote only such time to the affairs of Natexco and/or Security Software that each deems necessary.

          Natexco does not provide its officers or employees with pension, stock appreciation rights, long-term incentive or other plans and has no intention of implementing any such plans for the foreseeable future. In the future, we may offer stock options to prospective employees and/or consultants; however, no such options have been granted as of the date hereof. It is possible that in the future we may establish various executive incentive programs and other benefits, including reimbursement for expenses incurred in connection with our operations, company automobiles and life and health insurance, for our executive officers and directors, but none has yet been granted. The provisions of these plans and benefits will be at the discretion of our Board of Directors.

           Under Nevada law and pursuant to Natexco's Articles of Incorporation, the officers and directors of Natexco may be indemnified for various expenses and damages resulting from their acting in these capacities and as directors of Security Software or any other subsidiary. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to our officers or directors pursuant to those provisions, we has been informed by our counsel that, in the opinion of the U.S. Securities and Exchange Commission, this indemnification is against public policy as expressed in the Securities Act of 1933 and is therefore unenforceable.

Compensation of Directors

         Directors of Natexco and Security Software receive no compensation pursuant to any standard arrangement for their services as directors.

Employment Agreements

         We have no employment agreements with Messrs. Gerald A. and Anthony Mulhall, Natexco's President and Secretary/Treasurer, respectively, and directors, or Mr. John H. Tetstill and Ms. Terese M. Tetstill, the President and Secretary/Treasurer, respectively, and directors of Security Software. In the future, we may enter into employment agreements with Messrs. Gerald A. and Anthony Mulhall and Mr. Tetstill, Ms. Tetstill and/or future executive officers.

Indemnification

         Our Articles of Incorporation include provisions to indemnify our officers and directors and other persons against expenses, judgments, fines and amounts paid in settlement in connection with threatened, pending or completed suits or proceedings against those persons by reason of serving or having served as officers, directors or in other capacities, except in relation to matters with respect to which they shall be determined not to have acted in good faith and in Natexco's best interests. With respect to matters as to which our officers, directors and others are determined to be liable for misconduct or negligence, including gross negligence, in the performance of their duties to Natexco, our Articles of Incorporation provide for indemnification only to the extent that the court in which the action or suit is brought determines that the person is fairly and reasonably entitled to indemnification for those expenses that the court deems proper. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to officers, directors or persons controlling us pursuant to the foregoing, we have been informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy as expressed in the Securities Act of 1933, and is therefore unenforceable.


Item 11. Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth certain information regarding the ownership of Natexco's common stock as of May 30, 2001, by each shareholder known by us to be the beneficial owner of more than five per cent of Natexco's outstanding shares of common stock, each director of Natexco and Security
Software and all executive officers and directors of Natexco and Security Software as a group. Under the General Rules and Regulations of the Securities and Exchange Commission, a person is deemed to be the beneficial owner of a security if the person has or shares the power to vote or direct the voting, or dispose or direct the disposition, of the security. Each of the shareholders named in the table has sole voting and investment power with respect to the shares of common stock beneficially owned.

                                               Shares             Percentage
                                             Beneficially             of
        Beneficial Owner                       Owned(1)            Class(1)
-----------------------------------          -----------          ----------

Charles P. Neild                              150,000                6.25%
14266 32nd Avenue
White Rock, British Columbia, Canada
V3P 2J5

Michelle Neild                                150,000                6.25%
15318 North Bluff Road, Suite #104
White Rock, British Columbia, Canada
V4B 3E7

Mansfield Consultants Limited                 150,000(2)             6.25%
97 Cronk Liauyr
Tromode Douglas
Isle of Man, British Islands
1M2 5LR

Gerald A. Mulhall (3)                         110,000(4)             4.58%
3255 Norfolk Road
Victoria, British Columbia, Canada
V8R 6H5

Anthony Mulhall (3)                           100,000                4.17%
3255 Norfolk Road
Victoria, British Columbia, Canada
V8R 6H5

John H. Tetstill (5)                              -0-                0.00%
5 Pinion Road
Bailey, Colorado  80421

Terese M. Tetstill (5)                            -0-                0.00%
5 Pinion Road
Bailey, Colorado  80421

All executive officers and directors          210,000                8.75%
of Natexco and Security Software
as a group (four persons)
------------------

     (1) Represents the number of shares of common stock owned of record and beneficially by each named person or group, expressed as a percentage of 2,400,000 shares of Natexco's common stock outstanding as of May 30, 2001.

     (2) Voted by Mr. Roger J. Bennett.

     (3) Executive officer and member of the Board of Directors of Natexco.

     (4) Does not include 20,000 shares of preferred stock owned of record and beneficially by Aboyne Management Ltd., a British Columbia, Canada, corporation of which Mr. Mulhall is the President and a controlling shareholder.

     (5) Executive officer and member of the Board of Directors of Security Software.


Item 12. Certain Relationships and Related Transactions.

         On March 31, 1999, Natexco issued and sold an aggregate of 2,400,000 shares of common stock to a total of thirty-four persons, including Messrs. Gerald A. and Anthony Mulhall, the President and Secretary/Treasurer, respectively, and directors of Natexco, in our offering of common stock conducted pursuant to Rule 504 of Regulation D under Section 3(b) of the Securities Act of 1933. Messrs. Gerald A. and Anthony Mulhall purchased 110,000 and 100,000 shares of common stock, respectively, for cash consideration of $110 and $100, respectively.

         On May 18, 2000, Natexco issued and sold 20,000 shares of preferred stock (a total of 20,000 shares) to Aboyne Management, Ltd. ("Aboyne"), a British Colombia, Canada, corporation, in consideration for the cash sum of $20,000. Mr. Gerald A. Mulhall, the President and a director of Natexco, is the President and principal shareholder of Aboyne.

         On March 21, 2000, Aboyne Management, Ltd., loaned the sum of $20,000 to Natexco; which loan is evidenced by that certain unsecured promissory note dated March 21, 2000, in the principal amount of $20,000, bearing interest at the rate of 10% per annum, due September 30, 2001. At December 31, 2000, accrued interest expense related to the note totaled $1,557.

         Mr. Gerald A. Mulhall, President and a director of Natexco, provides office space, located at 3255 Norfolk Road, Victoria, British Columbia, Canada, to Natexco rent-free. The office space was valued at $700 (unaudited) and $200 per month for the periods from July 30 through September 30, 2000, and March 3, 1998 (inception) through July 29, 2000, respectively. The value of the office space is included in Natexco's Financial Statements that commence on page F-1 hereof as rent expense with a corresponding credit to additional paid-in capital.

         Mr. John H. Tetstill, President and a director of Security Software, provides office space, located at 5 Pinion Road, Bailey, Colorado, rent-free to Security Software. The office space was valued at $500 per month and is included in Natexco's Financial Statements that commence on page F-1 hereof as rent expense with a corresponding credit to additional paid-in capital.

         Because of their present management positions, organizational efforts and/or percentage share ownership of Natexco, Messrs. Gerald A. and Anthony Mulhall may be deemed to be "parents" and "promoters" of Natexco, as those terms are defined in the Securities Act of 1933 and the applicable General Rules and Regulations thereunder. Mr. John H. and Ms. Terese M. Tetstill may be deemed to be "parents" and "promoters" of Security Software because of their present management positions with, and organizational efforts on behalf of, Security Software. Because of the above-described relationships, transactions between and among Natexco, Security Software, Messrs. Gerald A. Mulhall and Anthony Mulhall, Aboyne and Mr. and Ms. Tetstill, such as the sale of Natexco's common and preferred stock to Messrs. Gerald A. Mulhall and Anthony Mulhall and Aboyne as described hereinabove, should not be considered to have occurred at arm's-length.


Item 13. Exhibits and Reports on Form 8-K.

         (a) The exhibits required by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated by reference in, or filed with, this report, as follows:

Item
Number                                      Description

3.1 Articles of Incorporation of Natexco Corporation filed March 3, 1998. (Incorporated in this report by reference to Exhibit 3.1 to the Registration Statement on Form 10-SB, File No. 0-32045, filed November 30, 2000.)

3.2      Bylaws  of  Natexco  Corporation.   (Incorporated  in  this  report  by
         reference to Exhibit 3.2 to the Registration Statement on Form 10-SB, File No. 0-32045, filed November 30, 2000.)

4.0*     Form of stock certificate.

10.1*    Promissory  Note  dated  March 21,  2000,  in the  principal  amount of
         $20,000  payable  by Natexco  Corporation  to Aboyne  Management,  Ltd.
         ------------------

         *Filed with this report.

         (b) No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 2000, covered by this report.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     NATEXCO CORPORATION



Date:  May 31, 2001                  By: /s/ Gerald A. Mulhall
                                        -----------------------------------
                                        Gerald A. Mulhall, President



Date:  May 31, 2001                  By: /s/ Anthony Mulhall
                                        -------------------------------------
                                        Anthony Mulhall, Secretary and Treasurer

                       NATEXCO CORPORATION AND SUBSIDIARY
                      (A Company in the Development Stage)

                              FINANCIAL STATEMENTS

                               FOR THE YEARS ENDED
                           DECEMBER 31, 2000 AND 1999
                               AND THE PERIOD FROM
                            INCEPTION (MARCH 3, 1998)
                            THROUGH DECEMBER 31, 2000

                       NATEXCO CORPORATION AND SUBSIDIARY
                      (A Company in the Development Stage)

                               TABLE OF CONTENTS



                                                        Page

Independent Auditors' Reports                           3-4

Balance Sheet                                            5

Statements of Operations                                 6

Statements of Changes in Shareholders' Equity            7

Statements of Cash Flows                                 8

Notes to Financial Statements                         9-14

                          INDEPENDENT AUDITORS' REPORT


To the Shareholders
Natexco Corporation
(A Company in the Development Stage)

We have audited the accompanying balance sheet of Natexco Corporation and Subsidiary (a Company in the Development Stage) as of December 31, 2000, and the related statements of operations, changes in shareholders' equity, and cash flows for the year then ended and the 2000 amounts included in the cumulative amounts from March 3, 1998 (inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Natexco Corporation and Subsidiary (a Company in the Development Stage) as of December 31, 2000, and the results of its operations and its cash flows for the year then ended and the 2000 amounts included in the cumulative amounts from March 3, 1998 (inception)
to  December  31,  2000,  in  conformity  with  generally  accepted   accounting
principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has suffered losses from operations and has accumulated a deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                     SPICER, JEFFRIES & CO.
Denver, Colorado
May 2, 2001

                          INDEPENDENT AUDITOR'S REPORT



To the Board Directors and Shareholders
Natexco Corporation



We have audited the accompanying balance sheet (not separately included herein) of Natexco Corporation (the "Company") (a development stage company) as of December 31, 1999 and the related statements of operations, changes in shareholders' equity and cash flows for the year ended December 31, 1999, the period from March 3, 1998 (inception) through December 31, 1998 (not separately included herein), and the period from March 3, 1998 (inception) through December 31, 1999 (not separately included herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Natexco Corporation as of December 31, 1999 and the results of its operations and its cash flows for the year ended December 31, 1999, the period from March 3, 1998 (inception) through December 31, 1998 and the period from March 3, 1998 (inception) through December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the Notes to Financial Statements, the Company's significant operating losses raise a substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to those matters are also described in he Notes to Financial Statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Cordovano and Harvey, P.C.
Denver, Colorado
October 6, 2000

                       NATEXCO CORPORATION AND SUBSIDIARY
                      (A Company in the Development Stage)

                           CONSOLIDATED BALANCE SHEET
                              December 31, 2000



                                     ASSETS
                                     ------


CURRENT ASSET - Cash                                                                    $    8,076

EQUIPMENT - at cost net of accumulated depreciation of $4,693                                1,773

GOODWILL - net of accumulated amortization of $4,600                                        17,483
                                                                                        ----------
          Total assets                                                                      27,332
                                                                                        ----------
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      -----------------------------------
CURRENT LIABILITIES:
  Note payable to shareholder (Note 3)                                                  $   20,000
  Accounts payable                                                                             325
  Due to related party                                                                          -
  Interest payable                                                                           1,557
                                                                                         ---------
          Total current liabilities                                                         21,882
                                                                                         ---------
SHAREHOLDERS'  EQUITY  (Note 2):
Preferred  stock,  $.001 par value,  5,000,000 shares authorized;
  50,000 and 10,000 shares issued and outstanding, respectively                         $       50
Common stock, $.001 value, 20,000,000 shares
  authorized; 2,400,000 shares issued and outstanding                                        2,400
Additional paid-in capital                                                                  49,350
Deficit accumulated during the development stage                                           (46,350)
                                                                                        ----------
          Total shareholders' equity                                                         5,450
                                                                                        ----------
          Total liabilities and shareholders' equity                                    $   27,332
                                                                                        ----------



        The accompanying notes are an integral part of these statements.

                       NATEXCO CORPORATION AND SUBSIDIARY
                      (A Company in the Development Stage)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                     Period From

                                                                                                                Inception
                                                                                                              March 3, 1998
                                                                Year Ended              Year Ended               Through
                                                             December 31, 2000      December 31, 1999        December 31, 2000
                                                            -------------------   ---------------------      -------------------
    REVENUE                                                   $       1,285         $                              $   1,285

    OPERATING EXPENSES (Note 3):
        Accounting                                                   15,500            ---                            15,500
        Legal                                                         7,779            ---                             7,779
        General and administrative                                    6,347            235                             6,590
        Stock transfer                                                4,165            ---                             1,765
        Occupancy (Note 3)                                            4,900          2,400                             9,300
        Amortization and depreciation                                 5,744            ---                             5,744
                                                               ------------         -----------                     ---------
             Total operating expenses                                41,435          2,635                            46,078

    OPERATING LOSS                                                  (40,150)        (2,635)                          (44,793)

    OTHER EXPENSE - interest                                         (1,557)           ---                            (1,557)
                                                               ------------         ----------                      ---------
    NET LOSS                                                  $     (41,707)        $ (2,635)                      $ (46,350)

    BASIC AND FULLY DILUTED NET LOSS
        PER COMMON SHARE (Note 1)                             $        (.92)        $  ---
                                                              -------------         ---------
    WEIGHTED-AVERAGE NUMBER OF
        COMMON SHARES OUTSTANDING                                 2,400,000         2,400,000
                                                              -------------         ---------




    * less than $.01 per share


The accompanying notes are an integral part of these statements.

                       NATEXCO CORPORATION AND SUBSIDIARY
                      (A Company in the Development Stage)

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
               MARCH 3, 1998 (INCEPTION) THROUGH DECEMBER 31, 2000


                                                                                                                  Deficit
                                                                                                                  Accumulated
                                                                                                     Additioinal  During the
                                                  Preferred Stock             Common Stock           Paid-in      Development
                                               Shares        Par Value    Shares        Par Value    Capital      Stage       Total
                                              ------------------------------------------------------------------------------------

BALANCES, March 3, 1998 (inception)           $     ---     $  ---     $    ---      $   ---     $  ----     $   ----     $     ---
 Sale of preferred shares, December 5, 1998      10,000         10          ---          ---          90         ----           100
 Office space contributed by Company's
 president
 (Note 3)                                           ---        ---          ---          ---       2,000         ----         2,000
 Net loss                                           ---        ---          ---          ---        ----        (2,008)      (2,008)
                                              ---------     -------     ----------  ---------    ---------   -----------   --------
BALANCES, December 31, 1998                      10,000         10          ---          ---       2,090        (2,008)         92
 Common shares sold in a private offering,
 March 31, 1999                                     ---        ---        2,400,000     2,400       ----         ----         2,400
 Office space contributed by Company's
 President
 (Note 3)                                           ---        ---          ---          ---       2,400         ----         2,400
 Net loss                                           ---        ---          ---          ---        ----        (2,635)      (2,635)

BALANCES, December 31, 1999                      10,000         10        2,400,000     2,400      4,490        (4,643)       2,257
 Sale preferred shares, May 18, 2000             40,000         40          ---          ---      39,960        ----         40,000
 Office space contributed by Company's
 president
 (Note 3)                                           ---        ---          ---          ---       4,900        ----          4,900
 Net loss                                           ---        ---          ---          ---        ----       (41,707)     (41,707)
                                              ---------      -------    -----------  ----------  ---------   -----------  ----------
BALANCES, December 31, 2000                   $  50,000      $  50      $ 2,400,000  $  2,400   $ 49,350     $ (46,350)   $   5,450


The accompanying notes are an integral part of these statements.

                       NATEXCO CORPORATION AND SUBSIDIARY
                      (A Company in the Development Stage)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                                                  Period From
                                                                                                                  Inception
                                                                                                                  (March 3, 1998)
                                                                      Year Ended           Year Ended             Through
                                                                      December 31, 2000    December 31, 1999      December 31, 2000
                                                                      -------------------  -------------------     -----------------







 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                             $   (41,707)         $   (2,635)        $     (46,350)
   Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                              5,744                 ---                 5,744
   Increase in interest payable                                               1,557                 ---                 1,557
   Increase in accounts payable                                                 325                 ---                   325
   Office space contributed by shareholder                                    4,900               2,400                 9,300
                                                                       ------------         -----------          ------------
        Net cash used in operating  activities                              (29,181)              (235)               (29,424)

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of subsidiary                                                   (25,000)               ---                (25,000)
                                                                       ------------         -----------          -------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (decrease) in due from related party                               (220)               220                    ---
   Proceeds from note payable                                                20,000                ---                 20,000
   Issuance of preferred stock                                               40,000                ---                 40,000
   Issuance of common stock                                                     ---              2,400                  2,400
                                                                      -------------        ------------          -------------
        Net cash provided by financing activities                            59,780              2,620                 62,500

 NET INCREASE IN CASH                                                         5,599              2,385                  8,076

 CASH, at beginning of period                                                 2,477                 97                    ---
                                                                      -------------        ------------          -------------
 CASH, at end of period                                               $       8,076        $     2,477           $     8,076
                                                                      -------------        ------------          -------------
 SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION
 The Company purchased all of the capital stock of Security
 Software Systems, Inc. for cash.

           Fair Value                      $    2 917
           Cash paid                          (25 000)
                                            ----------
           Goodwill                         $  22 083
                                            ==========




The accompanying notes are an integral part of these statements.

                       NATEXCO CORPORATION AND SUBSIDIARY
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS

    NOTE 1-    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization, Business and Basis of Presentation

         Natexco Corporation ("Natexco") was incorporated in the state of Nevada on March 3, 1998, and is in the development stage. Activities through December 31, 2000 include organization of the Company and the raising of equity capital. On July 30, 2000, the Company acquired all of the outstanding common stock of Security Software Systems, Inc. ("SSSI") for $25,000. SSSI was incorporated in the state of Florida on October 17, 1996. SSSI manufactures and sells security computer software entitled Secure Entry Interface (SEI). SEI is designed for access control for use by guarded communities, office buildings, high-rise condominiums, private estates, country clubs and other secure facilities. The acquisition was accounted for under the purchase method of accounting.

         Up to the time of the acquisition, the Company's operations consisted of searching for products and services in Canada that, in the Company's opinion, could be acquired for marketing in the United States or vice versa. With the purchase of SSSI, the Company intends to continue the publishing and sale of its security computer software entitled SEI. The Company also intends to develop additional elements of SEI, which could enhance the product and make it more attractive and serviceable to prospective customers.

         The consolidated financial statements include Natexco Corporation and its wholly-owned subsidiary, SSSI from the date of acquisition (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

    Equipment

         Equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is five years.

    Software Development Costs

         Direct costs and allocated overhead associated with the development of the software were capitalized. Capitalized costs were amortized over their estimated useful life. As of December 31, 2000, these costs were fully amortized.

    Cash Flows

         For purposes of reporting cash flows, cash includes those investments which are short-term in nature (three months or less to original maturity), are readily convertible to cash, and represent insignificant risk of changes in value.

    Reclassification

         Certain prior year amounts have been reclassified to conform to the current year presentation.

                       NATEXCO CORPORATION AND SUBSIDIARY
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


         NOTE 1- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

    Fair Value of Financial Instruments

         The Company's financial instruments, including cash, and accounts payable and other liabilities are carried at amounts that approximate fair value.

    Net Loss Per Share of Common Stock

         Net loss per share of common stock is based on the weighted average number of shares of common stock outstanding during the period.

    Income Taxes

         The Company utilizes the asset and liability method of accounting for income taxes, as prescribed by Statement of Financial Accounting Standards No. 109 (SFAS 109). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which these temporary differences are expected to be recovered or settled. Changes in tax rates are recognized in income in the period that includes the enactment date.

    Goodwill

         Goodwill is amortized on a straight-line basis over a period of two years.

    Long-Lived Assets

         The Company reviews its long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows estimated to be generated by the asset.

                       NATEXCO CORPORATION AND SUBSIDIARY
                     (A Company in the Developmental Stage)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

    NOTE 2-       SHAREHOLDERS' EQUITY

    Preferred stock

         The Company has the authority to issue 5,000,000 shares of preferred stock, $.001 par value. On December 5, 1998, the Company sold 10,000 shares of its preferred stock in connection with a private offering for proceeds of $100. On March 18, 2000, the Company sold an additional 40,000 shares of preferred stock for proceeds of $40,000 in connection with a private offering, of this amount 20,000 shares was sold to an affiliated Company. The directors have assigned the following preferences to the issued and outstanding shares of preferred stock: i) non-voting, ii) holders of the stock as a group have a right to receive, pro rata, a mandatory dividend of 10 percent of the Company's adjusted gross profit as reflected on its annual corporate income tax return, and iii) upon dissolution or winding up of the Company, 10 percent of the assets of the Company shall be distributed on a pro rata basis to the holders of preferred stock prior to division and distribution of assets to the holders of the Company's common stock.

    Common Stock

         The Company has the authority to issue 20,000,000 shares of common stock $.001 par value. On March 31, 1999, the Company sold 2,400,000 shares of its common stock in connection with private offerings for proceeds of $2,400.


    NOTE 3-       RELATED PARTY TRANSACTIONS

         The Company's president provided office space to the Company valued at $200 per month from March 3, 1998 through July 31, 2000 and $700 per month from August 1, 2000 through December 31, 2000.

         In March, 2000, an affiliate loaned the Company $20,000 in exchange for a promissory note. The note bears interest at 10% and is due on September 30, 2001.


    NOTE 4-       COMMITMENTS AND CONTINGENCIES

         The Company has suffered recurring losses from operations and has accumulated a deficit of $46,350 as of December 31, 2000 that raise substantial doubt about its ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the Company attaining and maintaining profitable operations and raising additional capital. The Company's management intends to obtain working capital through additional equity offerings or through the issuance of debt instruments. The financial statements do not include any adjustments relating to the recovery and classification of liabilities that might be necessary should the Company discontinue operations.

                       NATEXCO CORPORATION AND SUBSIDIARY
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Concluded)

    NOTE 4-       COMMITMENTS AND CONTINGENCIES (continued)

         The Company has an employment agreement with the former owner of SSSI. The agreement is dated June 30, 2000 and carries a one-year term. The agreement allows for the former owner of SSSI to receive a commission equal to 30 percent of gross sales on any pending sales or sales made in the future up to the time of the termination of the agreement. During the period from July 30, 2000 through December 31, 2000, the Company incurred no compensation expense related to the agreement.

    NOTE 5 -       INCOME TAXES

         At December 31, 2000, the Company has an unused net operating loss carryforwards of approximately $29,000 for income tax purposes, expiring through 2020. This net operating loss carryforward may result in future income tax benefits of approximately $4,400; however, because realization is uncertain at this time, a valuation reserve in the same amount has been established. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities and certain expenses deducted for financial reporting purposes and the amounts used for income tax purposes.

         The benefit for income taxes is less than the maximum statutory federal income tax rate of 34% primarily due to progressive statutory rates.

         Significant components of the Company's deferred tax liabilities and assets as of December 31, 2000 and 1999 are as follows:

                                                            2000         1999
                                                            ----         ----
         Deferred tax liabilities                    $       -        $     -
                                                     ===========================

         Deferred tax assets:
         Net operating loss/carryforwards            $     3 800 $          47
         Temporary differences                               600             -
                                                     ---------------------------
                  Total deferred tax assets                4 400            47
         Valuation allowance for deferred tax assets      (4 400)          (47)
                                                     ---------------------------
                                                     $       -       $       -

    The valuation allowance for deferred tax assets was increased by $4,353 and $45 during 2000 and 1999 respectively.

    NOTE 6 - ACQUISITIONS

         On July 30, 2000, the Company purchased all of the outstanding common stock of SSSI in exchange for $25,000 cash. The excess of the purchase price over the fair value of the assets, in the amount of $22,083, has been allocated to goodwill and is being amortized on the straight-line method over 24 months. Amortization expense of $4,600 has been recorded against the goodwill in the accompanying consolidated financial statements for the year ended December 31, 2000. The Company has recorded the transaction as a purchase in accordance with Accounting Principles Board Opinion No. 16. The accompanying consolidated financial statements include the results of operations of SSSI from the date of the acquisition, July 30, 2000 through December 31, 2000.

                       NATEXCO CORPORATION AND SUBSIDIARY
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

    The following unaudited pro forma condensed consolidated statements of operations gives effect to the acquisition of SSSI as if it had occurred at the beginning of the periods presented.

                   PRO FORMA CONDENSED CONSOLIDATED STATEMENTS
                        OF OPERATIONS For the Year Ended
                                December 31, 2000

                                                                                                                Pro Forma
                                                                Natexco            SSSI           Adjustments   Consolidated
                                                            ------------   -------------    -------------      -----------




    Sales..................................................  $     -             $     1 285     $     -          $     1 285
    Cost of sales..........................................  $     -             $     -         $       483      $       483
    Operating expenses.....................................  $    30 597         $    12 677     $     7 103      $    50 377
    Loss from operations...................................  $   (30 597)        $   (11 392)    $    (7 586)     $   (49 575)
    Interest expense.......................................  $    (1 557)        $     -         $     -          $    (1 557)
    Net loss...............................................  $   (32 154)        $   (11 392)    $    (7 586)     $   (51 132)

    Net loss per share - basic and diluted..........         $     (0.01)        $    (37.97)    $    (37.96)     $     (0.02)
    Basic and diluted common shares outstanding............    2 400 000                 300            (300)       2 400 000

Pro forma adjustments - 2000

The consolidated financial statements of Natexco include the results of operations of SSSI for the period from July 30, 2000 through December 31, 2000. The financial information of SSSI presented in the pro forma statement includes the results of operations for SSSI for the period from January 1, 2000 through December 31, 2000. The adjustments include (1) increased amortization expense of $6,942 resulting from the goodwill as if it had been amortized for the full twelve months, (2) compensation expense of $483, including $98 for payroll taxes, based on the terms of the employment agreement discussed in Note 4 and
(3) compensation expense of $161, including $11 for payroll taxes, for shareholder distributions.

                      For the Year Ended December 31, 1999


                                                                Natexco            SSSI       Adjustments   Consolidated
                                                            ------------   -------------    -------------      -----------
 Sales..................................................      $     -         $   30 024       $    -          $    30 024
 Cost of sales..........................................      $     -         $   18 519       $    9 696      $    28 215
 Operating expenses.....................................      $     2 635     $   23 513       $   13 123      $    39 271
 Loss from operations...................................      $    (2 635)    $  (12 008)      $  (22 819)     $   (37 462)
 Interest expense.......................................      $     -         $    -           $    -          $     -
 Net loss...............................................      $    (2 635)    $  (12 008)      $  (22 819)     $   (37 462)

 Net loss per share - basic and diluted..........             $     *         $   (40.03)      $    40.01      $     (0.02)
 Basic and diluted common shares outstanding............        2,400 000            300             (300)        2 400 000

 * Less than $.01 per share


                       NATEXCO CORPORATION AND SUBSIDIARY
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Concluded)

    Pro forma adjustments - 1999

    The adjustments include (1) increased amortization expense of $11,228 resulting from the goodwill as if it had been amortized for the full year,
   (2) compensation expense of $9,696, including $689 for payroll taxes, based on the terms of the employment agreement discussed in Note 4 and (3) compensation expense of $1,895, including $135 for payroll taxes, for shareholder distributions.