Form 10QSB
period 2001-03-31
NATEXCO CORP
filed 2001-07-06
CIK 1074874

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                   For the quarterly period ended March 31, 2001

[  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                For the transition period from  _____________ to  _____________

                        Commission file number 000-32045

                               Natexco Corporation
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Nevada                                     84-1480636
-------------------------------            -------------------------------------
 (State or other jurisdiction of           ( I.R.S. Employer Identification No.)
incorporation or organization)

          3255 Norfolk Road, Victoria, British Columbia, Canada V8R 6H5
         ---------------------------------------------------------------
                    (Address of principal executive offices)

                                 (250) 598-2373
                           --------------------------
                           (Issuer's telephone number)

             -------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes X No ___
                                                 ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,400,000 shares of common stock, $.001 par value per share, outstanding as of June 28, 2001.

Transitional Small Business Disclosure Format (Check one):  Yes ____  No    X
                                                                         -------

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Natexco Corporation
Consolidated Balance Sheet
(A Company in the Development Stage)
-------------------------------------------------------------------------
                                               Unaudited      Audited
                                                 March        December
                                               31, 2001       31, 2000
                                               --------       --------
ASSETS
------
Current Assets:

Cash and cash equivalents                          $632         $8,076
                                                   ----         ------

Total Current Assets                                632          8,076
                                                   ----          -----

Property and equipment                            6,466          6,466
Less Accumulated Depreciation                    (5,014)        (4,693)
                                                -------        -------

Net Property and Equipment                        1,452          1,773

Goodwill                                         22,083         22,083
Less Accumulated Amortization                     (7360)        (4,600)
                                                 ------        -------

Net Goodwill                                     14,723         17,483
                                                 ------         ------

TOTAL ASSETS                                    $16,807        $27,332
                                                =======        =======

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
LIABILITIES

Bank Overdraft                                   $2,122             $0
Note Payable - Shareholder                       20,000         20,000
Accounts Payable                                    935            325
Other accrued liabilities                         2,057          1,557
                                                  -----          -----

Total current liabilities                        25,114         21,882

TOTAL LIABILITIES                                25,114         21,882
                                                 ------         ------


SHAREHOLDERS' EQUITY:*

Preferred stock, par value $.001 per share;
 Authorized 5,000,000 Shares; Issued
 and outstanding 50,000                              50             50

Common Stock, $.001 Par Value;
 Authorized 20,000,000 Shares; Issued
 and outstanding 2,400,000 shares                 2,400          2,400

Additional paid-in capital                       50,250         49,350

Accumulated deficit                             (61,007)       (46,350)
                                                -------        -------

TOTAL SHAREHOLDERS' EQUITY                       (8,307)         5,450
                                                 ------          -----

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $16,807        $27,332
                                                =======        =======

         See Accompanying Notes To These Unaudited Financial Statements.

Natexco Corporation
Unaudited Consolidated Statement Of Operations
(A Company in the Development Stage)
--------------------------------------------------------------------------------

                                                                                                  Period From
                                                                 3 Months         3 Months         Inception
                                                                   Ended           Ended         March 3, 1998
                                                                   March           March            Through
                                                                 31, 2001         31, 2000      March 31, 2001
                                                                 --------         --------      --------------

Revenue:                                                            $720              $0            $2,005

Operating Expenses:

Accounting                                                         2,100               0            17,600
Amortization and depreciation                                      3,081               0             8,825
General and administrative                                         4,172               2            10,762
Legal                                                              4,399               0            12,178
Occupancy                                                            900               0            10,200
Stock transfer                                                       225               0             1,390
                                                                     ---               -             -----




Total costs and expenses                                          14,877               2            60,955
                                                                  ------               -            ------

Income (loss) from operations                                    (14,157)             (2)          (58,950)

Other (expense) - Interest                                          (500)              0            (2,057)
                                                                   -----              --            ------

Net (Loss)                                                      $(14,657)            ($2)         $(61,007)
                                                                ========            ====           =======

Basic (Loss) per common share                                      (0.01)          (0.00)
                                                                   =====           =====

Weighted Average Common Shares Outstanding                     2,400,000       2,400,000
                                                               =========      ==========









                See Accompanying Notes To These Unaudited Financial Statements.

Natexco Corporation and Subsidiary
Consolidate Statements of Changes In Shareholders' Equity
(A Company in the Development Stage)
March 3, 1998(Inception) Through March 31, 2001
--------------------------------------------------------------------------------

                                                                                                                   Deficit
                                                                                                                  Accumulated
                                                                                                   Additional     During the
                                                     Preferred Stock           Common Stock          Paid In      Development
                                                    Shares   Par Value      Shares    Par Value     Capital         Stage     Total
                                                    ------   --------       ------    ---------     -------         -----     -----
Balances, March 3, 1998 (inception)                     0      $0                0       $0            $0            $0         $0

Sales of preferred shares, December 5, 1998        10,000      10                                      90                      100
Office space contributed by Company's president                                                     2,000                    2,000
Net (Loss)                                                                                                       (2,008)    (2,008)

Balances, December 31, 1998                        10,000      10                0        0         2,090        (2,008)        92

Common shares sold in private offering,
  March 31, 1999                                                         2,400,000    2,400                                  2,400
Office space contributed by Company's president                                                     2,400                    2,400
Net (Loss)                                                                                                       (2,635)    (2,635)

Balances, December 31, 1999                        10,000      10        2,400,000    2,400         4,490        (4,643)     2,257

Sale of preferred shares, May 18, 2000             40,000      40                                  39,960                   40,000
Office space contributed by Company's president                                                     4,900                    4,900
Net (Loss)                                                                                                      (41,707)   (41,707)

Balances, December 31, 2000                        50,000      50        2,400,000    2,400        49,350       (46,350)     5,450

Office space contributed by Company's president                                                       900                      900
Net (Loss)                                                                                                      (14,657)   (14,657)

Balances, March 31, 2001                           50,000     $50        2,400,000   $2,400       $50,250      ($61,007)   ($8,307)
                                                   ======     ===        =========   ======       =======       =======     ======



        See Accompanying Notes To These Unaudited Financial Statements.

Unaudited Consolidated Statement Of Cash Flow
(A Company in the Development Stage)
--------------------------------------------------------------------------------

                                                                                            Period From
                                                                3 Months      3 Months       Inception
                                                                 Ended         Ended       March 3, 1998
                                                                 March         March          Through
                                                                31, 2001      31, 2000    March 31, 2001
                                                                --------      --------    --------------
Cash Flows From Operating Activities:


Net (Loss)                                                     $(14,657)        $(2)         $(61,007)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciaton and amortization                                      3,081           0             8,825
Office space contributed by shareholder                             900           0            10,200

Increase in accounts payable                                        610           0               935
Increase in other accrued liabilities                               500           0             2,057
                                                                    ---          --             -----

Net Cash Flows (used) in operations                              (9,566)         (2)          (38,990)
                                                                  -----         ---            ------

Cash Flows From Investing Activities:

Purchase of subsidiary                                                0           0           (25,000)
                                                                     --          --            ------

Net Cash Flows (used) in Investing activities                         0           0           (25,000)
                                                                     --          --            ------

Cash Flows From Financing Activities:

Proceeds from note payable                                            0      20,000            20,000
Issuance of preferred stock                                           0      10,000            40,100
Issuance of common stock                                              0           0             2,400
                                                                     --          --             -----

Net Cash Flows provided by financing activities                       0      30,000            62,500
                                                                     --      ------            ------


Net Increase (Decrease) In Cash and cash equivalents             (9,566)     29,998            (1,490)
Cash and cash equivalents at beginning of period                  8,076       2,477                 0
                                                                  -----      ------                 -

Cash and cash equivalents at end of period                      ($1,490)    $32,475           ($1,490)
                                                                 ======     =======            ======


Supplementary Disclosure Of Cash Flow Information:

Non-cash activities: Rent provided by shareholder                  $900          $0                $0
                                                                   ====          ==                ==

                See Accompanying Notes To These Unaudited Financial Statements.

Natexco Corporation and Subsidiary
Notes To Unaudited Financial Statements
For The Three Month Period Ended March 31, 2001
-----------------------------------------------

Note 1 - Unaudited Financial Information

The unaudited financial information included for the three month interim period ended March 31, 2001 was taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of the interim period presented). The results of operations for the three month period ended March 31, 2001 are not necessarily indicative of the results expected for the fiscal year ended December 31, 2001.

Note 2 - Financial Statements

For a complete set of footnotes, reference is made to the Company's Report on Form 10K-SB for the year ended December 31, 2000 as filed with the Securities and Exchange Commission and the audited financial statements included therein.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

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

Results of Operations

         During the three months ended March 31, 2001, we sold no SEI security software packages. We attribute the lack of sales to our inability to raise additional capital for marketing, primarily. Our revenues decreased to $-0- for the three months ended March 31, 2001, as compared to $720 for the three months ended March 31, 2000.

         During the three months ended March 31, 2001, our operating expenses increased to $14,877 from $2 for the three months ended March 31, 2000. The operating expenses that we incurred during the three months ended March 31, 2001, include accounting ($2,100), amortization and depreciation ($3,081), general and administrative ($4,172), legal ($4,399), occupancy ($900) and stock transfer ($225).

Financial Condition and Liquidity

         At March 31, 2001, Natexco had a working capital deficit of $24,482 consisting of current assets totaling $632 and current liabilities totaling $25,114. Our working capital deficit at March 31, 2001, increased by $10,676 as compared to our working capital deficit at December 31, 2000, of $13,806. The increase in the working capital deficit was the result of the decrease of $7,444, from $8,076 to $632, in our cash and cash equivalents, a bank overdraft of $2,122, an increase of $600 in accounts payable, from $325 to $935, and an increase of $500, from $1,557 to $2,057, in other accrued liabilities.

         During the three months ended March 31, 2001, we used cash of $9,566 as compared to $29,998 in cash provided during the three months ended March 31, 2000. We used $9,566 in operating activities.

Inflation

         We believe that inflation has not had a material impact on our business.

Seasonality

         We do not believe that our business is seasonal.

                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

         We  know  of  no  legal   proceedings  to  which  Natexco   Corporation
("Natexco") is a party or to which any of its property is the subject that are pending, threatened or contemplated or any unsatisfied judgments against Natexco.

Item 2.  Changes in Securities.

         (a) No instruments defining the rights of shareholders of Natexco's common stock have been modified.

         (b) No rights evidenced by Natexco's common stock have been limited or qualified by the issuance or modification of any other class of securities.

         (c) Natexco sold no equity securities during the quarter ended March 31, 2001, covered by this report.

         (d) Natexco has not yet filed a registration statement under the Securities Act of 1933.

Item 3.  Defaults Upon Senior Securities.

         Natexco has no indebtedness as of the date of this report.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of Natexco's shareholders, by means of the solicitation of proxies or otherwise, during the quarter ended March 31, 2002, covered by this report.

Item 5.  Other Information.

         There is no information with respect to which information is not otherwise called for by this form.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Index to Exhibits.

Item Number                           Description
-----------                           -----------
    3.1*         Articles of Incorporation of Natexco Corporation filed
                 March 3, 1998.

    3.2*         Bylaws of Natexco Corporation.

  10.1* Promissory Note dated March 21, 2000, in the principal amount of $20,000 payable by Natexco Corporation to Aboyne Management, Ltd.
------------------

         *Incorporated by reference to the Amendment No. 1 to the Registration Statement on Form 10-SB (File No. 000-32045) filed November 30, 2000.

         (a)      Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter ended March 31, 2001, for which this report is filed.

                                   SIGNATURES

         The financial information furnished in this report has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three months ended March 31, 2001, have been included.

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NATEXCO CORPORATION



Date:  June 28, 2001                      By: ----------------------------
                                              Gerald A. Mulhall, President