Form 10QSB
period 2001-06-30
NATEXCO CORP
filed 2001-08-14
CIK 1074874

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                   For the quarterly period ended June 30, 2001

[  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                For the transition period from  _____________ to  _____________

                        Commission file number 000-32045

                               Natexco Corporation
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Nevada                                     84-1480636
-----------------------------------            ---------------------------------
 (State or other jurisdiction of           ( I.R.S. Employer Identification No.)
incorporation or organization)

          3255 Norfolk Road, Victoria, British Columbia, Canada V8R 6H5
         ---------------------------------------------------------------
                    (Address of principal executive offices)

                                 (250) 598-2373
                           -------------------------------
                           (Issuer's telephone number)

             -------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes __ No ___ (Not Applicable)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,400,000 shares of common stock, $.001 par value per share, outstanding as of June 30, 2001.

Transitional Small Business Disclosure Format (Check one):  Yes ____  No    X
                                                                         -------


                         PART I - FINANCIAL INFORMATION


(Insert Financial Statements Here)



Item 2.  Management's Discussion and Analysis or Plan of Operation.

Plan of Operation

         Our plan of operation for the next twelve months is to focus upon the marketing and sale of our software product, Security Entry Interface ("SEI") through advertising, attendance at trade shows and online marketing, primarily. In order to commence the implementation of this plan, we have placed advertisements in "Common Ground" and "Managers Report," two of the principal property management trade magazines. Additionally, we intend to continue our research and development program, utilizing the services of Mr. John H. Tetstill, President of Security Software Systems, Inc., our company's subsidiary ("SSSI"), to develop additional features for SEI, including visual, voice, fingerprint and eyeball identification recognition technology, in order to enhance the product and make it more attractive and serviceable for prospective customers and continue preliminary work on the revision, adaptation and/or expansion of the SEI software program to function in conjunction with other security software. We have allocated the sum of $5,000 that we expect to cover the cost of the technology for the proposed enhancements to the SEI security software and limited additional work. We are unable to calculate the cost of our plan of operations over the next twelve months, except for the estimated cost of $5,000 of our research and development program. If we are successful in our efforts to raise additional funding from equity and/or debt financing, we intend to allocate the bulk of those funds for marketing, although a portion of the funds would be allocated for research and development as well. Future research and development to effectuate the proposed enhancements to SEI and produce new products will require the services of independent computer programmers retained on a contract basis. We have no organized plan to raise additional capital and our fund-raising efforts have been minimal since our purchase, on June

30, 2000, of SSSI. We intend to increase our efforts to raise capital, exploring all available alternatives for debt and/or equity financing, including, but not limited to, private and public securities offerings, although we cannot be certain that these efforts will be successful. We do not expect the purchase or sale of any significant equipment or a significant change in the number of employees for the next twelve months.

Results of Operations

         During the six months ended June 30, 2001, we sold SEI security software packages. Our revenues increased to $3,125 for the six months ended June 30, 2001, as compared to $-0- for the six months ended June 30, 2000.

         During the six months ended June 30, 2001, our operating expenses increased to $28,861 from $234 for the six months ended June 30, 2000. The operating expenses that we incurred during the six months ended June 30,2001, include accounting ($4,740), amortization and depreciation ($6,161),general and administrative ($7,906), legal ($7,699), occupancy ($1,800) and stock transfer ($555).

Financial Condition and Liquidity

         At June 30, 2001, Natexco had a working capital deficit of $32,581 consisting of current assets totaling $1,076 and current liabilities totaling $33,657. Our working capital deficit at June 30, 2001, increased by $18,775 as compared to our working capital deficit at December 31, 2000, of $13,806. The increase in the working capital deficit was the result of the decrease of $7,220, from $8,076 to $856, in our cash and cash equivalents, an increase of $775 in accounts payable, from $325 to $1,100, and an increase of $11,000, from $32,557 to $21,557, in other accrued liabilities.

         During the six months ended June 30, 2001, we used cash of $7,220 as compared to $59,766 in cash provided during the six months ended March 31, 2000. We used $17,220 in operating activities.

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

         (c) Natexco sold no equity securities during the quarter ended June 30, 2001, covered by this report.

         (d) Natexco has not filed a registration statement under the Securities Act of 1933.

Item 3.  Defaults Upon Senior Securities.

         Natexco has had no defaults on senior securities as of this report.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of Natexco's shareholders, by means of the solicitation of proxies or otherwise, during the quarter ended June 30, 2001, covered by this report.

Item 5.  Other Information.

         There is no information with respect to which information is not otherwise called for by this form.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Index to Exhibits.

Item Number         Description

         3.1* Articles of Incorporation of Natexco Corporation filed March 3, 1998.

         3.2*     Bylaws of Natexco Corporation.

         3.1*     Promissory Note dated March 21, 2000, in the principal  amount
                  of  $20,000   payable  by   Natexco   Corporation   to  Aboyne
                  Management, Ltd.

*Incorporated by reference to the Amendment No. 1 to the Registration Statement on

Form 10-SB (File No. 000-32045) filed November 30, 2000.

         (a)      Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter ended June 30, 2001, for which this report is filed.


                                   SIGNATURES

         The financial information furnished in this report has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the six months ended June 30, 2001, have been included.

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATEXCO CORPORATION

Date:  August 11, 2001

By: /ss/ Gerald A. Mulhall

Gerald A. Mulhall, President

Natexco Corporation
Consolidated Balance Sheet
(A Company in the Development Stage)

                                                    Unaudited       Audited
                                                       June         December
                                                    30, 2001       31, 2000
                                                    ---------      ---------
ASSETS

Current Assets:

Cash and cash equivalents                             $856         $8,076
Due from officer                                       220              0

Total Current Assets                                 1,076          8,076

Property and equipment                               6,466          6,466
Less Accumulated Depreciation                       (5,334)        (4,693)

Net Property and Equipment                           1,132          1,773

Goodwill                                            22,083         22,083
Less Accumulated Amort                             (10,120)        (4,600)

Net Goodwill                                        11,963         17,483

TOTAL ASSETS                                       $14,171        $27,332

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Bank Overdraft                                          $0             $0
Note Payable - Shareholder                          30,000         20,000
Accounts Payable                                     1,100            325
Other accrued liabilities                            2,557          1,557

Total current liabilities                           33,657         21,882

TOTAL LIABILITIES                                   33,657         21,882


SHAREHOLDERS' EQUITY: *

Preferred stock, par value $.001 per share;
 Authorized 5,000,000 Shares; Issued
 and outstanding 50,000                                 50             50

Common Stock, $.001 Par Value;
 Authorized 20,000,000 Shares; Issued
 and outstanding 2,400,000 shares                    2,400          2,400

Additional paid-in capital                          51,150         49,350

Accumulated deficit                                (73,086)       (46,350)

TOTAL SHAREHOLDERS' EQUITY                         (19,486)        5,450

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $14,171        $27,332

        See Accompanying Notes To These Unaudited Financial Statements.

Natexco Corporation
Unaudited Consolidated Statement Of Operations
(A Company in the Development Stage)



                                                    3 Months      3 Months
                                                     Ended          Ended
                                                      June          June
                                                    30, 2001      30, 2000
                                                    --------      --------
Revenue:                                              $2,405           $0

Operating Expenses:

Accounting                                             2,640            0
Amortization and depreciation                          3,080            0
General and administrative                             3,334          232
Legal                                                  3,300            0
Occupancy                                                900            0
Stock transfer                                           330            0




Total costs and expenses                              13,584          232

(Loss) from operations                               (11,179)        (232)

Other (expense) - Interest                              (500)          0

Net (Loss)                                          ($11,679)       ($232)

Basic (Loss) per common share                          (0.00)       (0.00)

Weighted Average Common Shares Outstanding         2,400,000    2,400,000










          See Accompanying Notes To These Unaudited Financial Statements.

Natexco Corporation
Unaudited Statement Of Operations

                                                                                                             Period From
                                                                     6 Months             6 Months            Inception
                                                                      Ended                Ended            March 3, 1998
                                                                       June                 June               Through
                                                                     30, 2001             30, 2000          June 30, 2001
                                                                     ---------            --------          -------------
Revenue:                                                                $3,125               $0              $4,410

Operating Expenses:

Accounting                                                               4,740                0              20,240
Amortization and depreciation                                            6,161                0              11,905
General and administrative                                               7,906              234              14,496
Legal                                                                    7,699                0              15,478
Occupancy                                                                1,800                0              11,100
Stock transfer                                                             555                0               1,720




Total costs and expenses                                                28,861              234              74,939

(Loss) from operations                                                 (25,736)            (234)            (70,529)

Other (expense) - Interest                                              (1,000)              0               (2,557)

Net (Loss)                                                            ($26,736)           ($234)           ($73,086)

Basic (Loss) per common share                                            (0.01)           (0.00)

Weighted Average Common Shares Outstanding                           2,400,000        2,400,000


        See Accompanying Notes To These Unaudited Financial Statements.

                       Natexco Corporation and Subsidiary
            Consolidate Statements of Changes In Shareholders' Equity
                      (A Company in the Development Stage)
                 March 3, 1998(Inception) Through June 30, 2001


                                                                                                          Deficit
                                                                                                        Accumulated
                                                                                                        Additional    During the
                                                           Preferred Stock          Common Stock    Paid in Capital  Development
                                                       Shares        Par Value   Shares     Par Value     Capital      Stage   Total
                                                       ------     ---------   ------     --------    -------         ------    -----
Balances, March 3, 1998 (inception)                         0      $0             0        $0        $0          $0            $0

Sales of preferred shares, December 5, 1998            10,000      10                                90                       100
Office space contributed by Company's president                                                   2,000                     2,000
Net (Loss)                                                                                                   (2,008)       (2,008)

Balances, December 31, 1998                            10,000      10             0         0     2,090      (2,008)           92

Common shares sold in private offering,
  March 31, 1999                                                          2,400,000     2,400                               2,400
Office space contributed by Company's president                                                   2,400                     2,400
Net (Loss)                                                                                                   (2,635)       (2,635)

Balances, December 31, 1999                            10,000      10     2,400,000     2,400     4,490      (4,643)        2,257

Sale of preferred shares, May 18, 2000                 40,000      40                            39,960                    40,000
Office space contributed by Company's president                                                   4,900                     4,900
Net (Loss)                                                                                                  (41,707)      (41,707)

Balances, December 31, 2000                            50,000      50     2,400,000     2,400    49,350     (46,350)        5,450

Office space contributed by Company's president                                                   1,800                     1,800
Net (Loss)                                                                                                  (26,736)      (26,736)

Balances, June 30, 2001                               50,000     $50     2,400,000     $2,400   $51,150     ($73,086)     ($19,486)

        See Accompanying Notes To These Unaudited Financial Statements.


Natexco Corporation
Unaudited Consolidated Statement Of Cash Flow
(A Company in the Development Stage)



                                                                                                          Period From
                                                                  6 Months            6 Months             Inception
                                                                   Ended                Ended            March 3, 1998
                                                                    June                June                Through
                                                                  30, 2001            30, 2000           June 30, 2001
                                                                  --------            ---------          -------------
Cash Flows From Operating Activities:


Net (Loss)                                                       ($26,736)              ($234)             ($73,086)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciaton and amortization                                        6,161                   0                11,905
Office space contributed by shareholder                             1,800                   0                11,100

(Increase) in due from officer                                       (220)                                     (220)
Increase in accounts payable                                          775                   0                 1,100
Increase in other accrued liabilities                              1,000                    0                 2,557

Net Cash Flows (used) in operations                               (17,220)               (234)              (46,644)

Cash Flows From Investing Activities:

Purchase of subsidiary                                                  0                   0               (25,000)

Net Cash Flows (used) in Investing activities                           0                   0               (25,000)

Cash Flows From Financing Activities:

Proceeds from note payable                                         10,000              20,000                30,000
Issuance of preferred stock                                             0              40,000                40,100
Issuance of common stock                                                0                   0                 2,400

Net Cash Flows provided by financing activities                   10,000               60,000                72,500


Net Increase (Decrease) In Cash and cash equivalents               (7,220)             59,766                   856
Cash and cash equivalents at beginning of period                    8,076               2,477                     0

Cash and cash equivalents at end of period                           $856             $62,243                  $856


Supplementary Disclosure Of Cash Flow Information:

Non-cash activities: Rent provided by shareholder                  $1,800                  $0                    $0

         See Accompanying Notes To These Unaudited Financial Statements.

Natexco Corporation and Subsidiary
Notes To Unaudited Financial Statements
For The Six Month Period Ended June 30, 2001


Note 1 - Unaudited Financial Information

The unaudited financial information included for the three month and six month interim period ended June 30, 2001 were taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of interim period presented). The results of operations for the six month period ended June 30, 2001 are not necessarily indicative of the results expected for the fiscal year ended December 31, 2001.

Note 2 - Financial Statements

For a complete set of footnotes, reference is made to the Company's Report on Form 10K-SB for the year ended December 31, 2000 as filed with the Securities and Exchange Commission and the audited financial statements included therein.