Form 10QSB
period 2001-09-30
NATEXCO CORP
filed 2001-11-13
CIK 1074874

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,400,000 shares of common stock, $.001 par value per share, outstanding as of September 30, 2001.

Transitional Small Business Disclosure Format (Check one):  Yes ____  No    X
                                                                         -------


                         PART I - FINANCIAL INFORMATION


Natexco Corporation
Consolidated Balance Sheet
(A Company in the Development Stage)
------------------------------------------------------------------------------------------------------------------------------
                                                                                            Unaudited             Audited
                                                                                            September            December
                                                                                             30, 2001            31, 2000
ASSETS

Current Assets:

Cash and cash equivalents                                                                         $64              $8,076
Due from officer                                                                                  220                   0
                                                                                                  ---                  --
Total Current Assets                                                                              284               8,076
                                                                                                  ---               -----
Property and equipment                                                                          6,412               6,466
Less Accumulated Depreciation                                                                  (5,601)             (4,693)
                                                                                                -----               -----
Net Property and Equipment                                                                        811               1,773

Goodwill                                                                                       22,083              22,083
Less Accumulated Amort                                                                        (12,880)             (4,600)
                                                                                               ------               -----
Net Goodwill                                                                                    9,203              17,483
                                                                                               ------               -----
TOTAL ASSETS                                                                                  $10,298             $27,332
                                                                                               ------              ------
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Bank Overdraft                                                                                     $0                  $0
Note Payable - Shareholder                                                                     35,000              20,000
Accounts Payable                                                                                   75                 325
Other accrued liabilities                                                                       3,057               1,557
                                                                                                -----               -----
Total current liabilities                                                                      38,132              21,882

TOTAL LIABILITIES                                                                              38,132              21,882
                                                                                               ------              ------

SHAREHOLDERS' EQUITY: *

Preferred stock, par value $.001 per share;
 Authorized 5,000,000 Shares; Issued
 and outstanding 50,000                                                                            50                  50

Common Stock, $.001 Par Value;
 Authorized 20,000,000 Shares; Issued
 and outstanding 2,400,000 shares                                                               2,400               2,400

Additional paid-in capital                                                                     52,050              49,350

Accumulated deficit                                                                           (82,334)            (46,350)
                                                                                               ------              ------
TOTAL SHAREHOLDERS' EQUITY                                                                    (27,834)             5,450
                                                                                               ------              ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                    $10,298             $27,332
                                                                                               ------              ------


Natexco Corporation
Unaudited Consolidated Statement Of Operations
(A Company in the Development Stage)
--------------------------------------------------------------------------------


                                                                            3 Months              3 Months
                                                                              Ended                 Ended
                                                                            September             September
                                                                             30, 2001             30, 2000

Revenue:                                                                       $2,357                  $0
                                                                                -----                  --
Operating Expenses:

Accounting                                                                      2,680               1,574
Amortization and depreciation                                                   3,081                   0
General and administrative                                                      3,949               1,563
Legal                                                                               0                   0
Occupancy                                                                         900                   0
Stock transfer                                                                    225                   0




Total costs and expenses                                                       10,835               3,137
                                                                               ------               -----
(Loss) from operations                                                         (8,478)             (3,137)

Other (expense) - Interest                                                       (500)                 0
                                                                                  ---                  --
Net (Loss)                                                                    ($8,978)            ($3,137)
                                                                                -----              ------
Basic (Loss) per common share                                                   (0.00)              (0.00)
                                                                                 ----                ----
Weighted Average Common Shares Outstanding                                  2,400,000           2,400,000
                                                                            ---------           ---------


        See Accomopanying Notes to These Unaudited Financial Statements

Natexco Corporation
Unaudited Consolidated Statement Of Operations

--------------------------------------------------------------------------------

                                                                                                                   Period From
                                                                                                                    Inception
                                                                           9 Months             9 Months          March 3, 1998
                                                                             Ended                Ended               Through
                                                                            September            September            September
                                                                            30, 2001             30, 2000            30, 2001

Revenue:                                                                     $5,482                   $0              $6,767

Operating Expenses:

Accounting                                                                    7,690                    0              23,190
Amortization and depreciation                                                 9,242                    0              14,986
General and administrative                                                   11,855               20,933              18,445
Legal                                                                         7,699                    0              15,478
Occupancy                                                                     2,700                2,800              12,000
Stock transfer                                                                  780                    0               1,945

Total costs and expenses                                                     39,966               23,733              86,044
                                                                             ------               ------              ------
(Loss) from operations                                                      (34,484)             (23,733)            (79,277)

Other (expense) - Interest                                                   (1,500)              (1,048)             (3,057)
                                                                              -----                ------              -----
Net (Loss)                                                                 ($35,984)            ($24,781)           ($82,334)
                                                                            -------              --------            -------
Basic (Loss) per common share                                                 (0.01)               (0.01)
                                                                               ----                 -----
Weighted Average Common Shares Outstanding                                2,400,000            2,400,000
                                                                          ---------            ----------




         See Accompanying Notes To These Unaudited Financial Statements.

Natexco Corporation
Unaudited Consolidated Statement Of Cash Flow
(A Company in the Development Stage)

-------------------------------------------------------------------------------

                                                                                                                        Period From
                                                                                                                         Inception
                                                                                         9 Months       9 Months      March 3, 1998
                                                                                          Ended           Ended           Through
                                                                                        September       September        September
                                                                                         30, 2001       30, 2000          30, 2001
Cash Flows From Operating Activities:


Net (Loss)                                                                             ($35,984)      ($24,781)          ($82,334)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciaton and amortization                                                              9,242          2,492             14,986
Office space contributed by shareholder                                                   2,700          2,800             12,000

(Increase) in due from officer                                                             (220)                             (220)
(Decrease) Increase in accounts payable                                                    (250)        12,773                 75
Increase in other accrued liabilities                                                     1,500              0              3,057
                                                                                          -----             --              -----
Net Cash Flows (used) in operations                                                     (23,012)        (6,716)           (52,436)
                                                                                         ------          -----             ------
Cash Flows From Investing Activities:

Purchase of subsidiary                                                                        0        (25,000)           (25,000)
                                                                                             --         ------             ------
Net Cash Flows (used) in Investing activities                                                 0        (25,000)           (25,000)
                                                                                             --         ------             ------
Cash Flows From Financing Activities:

Proceeds from note payable                                                               15,000         20,000             35,000
Issuance of preferred stock                                                                   0         40,000             40,100
Issuance of common stock                                                                      0              0              2,400
                                                                                             --             --              -----
Net Cash Flows provided by financing activities                                         15,000          60,000             77,500
                                                                                        -------         ------             ------

Net Increase (Decrease) In Cash and cash equivalents                                     (8,012)        28,284                 64
Cash and cash equivalents at beginning of period                                          8,076          2,477                  0
                                                                                          -----          -----                 --
Cash and cash equivalents at end of period                                                  $64        $30,761                $64
                                                                                            ---         ------                ---

Supplementary Disclosure Of Cash Flow Information:

Non-cash activities: Rent provided by shareholder                                        $2,700             $0                 $0
                                                                                         ------             ---                ---












                       Natexco Corporation and Subsidiary
            Consolidate Statements of Changes In Shareholders' Equity
                      (A Company in the Development Stage)
               March 3, 1998(Inception) Through September 30, 2001

                                                                                                                 Deficit
                                                                                                               Accumulated
                                                                                                  Additional    During the
                                                       Preferred Stock       Common Stock          Paid In      Development
                                                     Shares    Par Value    Shares   Par Value     Capital        Stage      Total
                                                     ------    ---------    ------   ---------     -------      --------     -----
Balances, March 3, 1998 (inception)                      0       $0             0         $0           $0            $0         $0

Sales of preferred shares, December 5, 1998         10,000       10                                    90                      100
Office space contributed by Company's president                                                     2,000                    2,000
Net (Loss)                                                                                                       (2,008)    (2,008)
                                                                                                                  -----      -----
Balances, December 31, 1998                         10,000       10             0          0        2,090        (2,008)        92

Common shares sold in private offering,
  March 31, 1999                                                        2,400,000      2,400                                 2,400
Office space contributed by Company's president                                                     2,400                    2,400
Net (Loss)                                                                                                       (2,635)    (2,635)

Balances, December 31, 1999                         10,000       10     2,400,000      2,400        4,490        (4,643)     2,257

Sale of preferred shares, May 18, 2000              40,000       40                                39,960                   40,000
Office space contributed by Company's president                                                     4,900                    4,900
Net (Loss)                                                                                                      (41,707)   (41,707)

Balances, December 31, 2000                         50,000       50     2,400,000      2,400       49,350       (46,350)     5,450

Office space contributed by Company's president                                                     2,700                    2,700
Net (Loss)                                                                                                      (35,984)   (35,984)

Balances, September 30, 2001                       50,000      $50     2,400,000     $2,400      $52,050       ($82,334)  ($27,834)
                                                   ------      ---     ---------     ------      -------        --------   -------

        See Accompanying Notes To These Unaudited Financial Statements.

Natexco Corporation
Notes To Unaudited Consolidated Financial Statements
For The Nine Month and Three Month Period Ended September 30, 2001
------------------------------------------------------------------


Note 1 - Unaudited Financial Information

The unaudited financial information included for the three month and nine month interim period ended September 30, 2001 were taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of interim period presented). The results of operations for the nine month period ended September 30, 2001 are not necessarily indicative of the results expected for the fiscal year ended December 31, 2001.

Note 2 - Notes Payable

The Company's notes payable outstanding at September 30, 2001 totaled $35,000. These notes are due December 31, 2001. The notes consist of the following:

         Note payable:     $10,000
         Interest at 10%

         Note payable:     $20,000
         Interest at 10%

         Note payable:      $ 5,000
         Interest at 12%

Note 3 - Financial Statements

For a complete set of footnotes, reference is made to the Company's Report on Form 10K-SB for the year ended December 31, 2000 as filed with the Securities and Exchange Commission and the audited financial statements included therein.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Plan of Operation

         Our plan of operation for the next twelve months is to focus upon the marketing and sale of our software product, Security Entry Interface ("SEI") through advertising, attendance at trade shows and online marketing. During the three months ended September 30, 2001, the Company has had only $2,357 in revenues and has not fulfilled its business goals in developing additional features for SEI, which would have included visual, voice, fingerprint and eyeball identification recognition technology, in order to enhance the product to make it more attractive and serviceable for prospective customers. The Company has been unable to implement its marketing plans due to insufficient capital and personnel. It is attempting to locate a partner to assist in these activities. Additionally, the Company has serious need of additional working capital to continue operations and advance the stated business goals of the Company. At the present time the management of the Company is attempting to develop plans for raising additional capital and explore all available alternatives for debt and/or equity financing, including, but not limited to, private and public securities offerings, although we cannot be certain that these efforts will be successful. We do not expect the purchase or sale of any significant equipment or a significant change in the number of employees for the next twelve months.

Results of Operations

         During the nine months ended September 30, 2001, we sold SEI security software packages. We had revenues during the third quarter-year ended September 30, 2001 in the amount of $2,357 as compared to $-0- for the three months ended September 30, 2000. For the nine months ended September 30, 2001 the revenues were $5,482 as compared to for the nine months ended September 20, 2000.

         During the three months ended September 30, 2001, our operating expenses were $10,835 as compared to $-0- during the three months ended September 30, 2000. The operating expenses for the nine months ended September 30, 2001 were $5,482 as compared to $-0- for the nine months ended September 30, 2000. The operating expenses that we incurred during the nine months ended September 30, 2001, include accounting ($7,690), amortization and depreciation ($9,242), general and administrative ($11,855), legal ($7,699), occupancy ($2,7800) and stock transfer ($780).

Financial Condition and Liquidity

         At September 30, 2001, Natexco had a working capital deficit of $82,334 with current assets totaling $10,298 and current liabilities totaling $38,132. Our working capital deficit at September 30, 2001, increased by $62,528 as compared to our working capital deficit at December 31, 2000, of $13,806. The increase in the working capital deficit was the result of the decrease of $8,012, from $8,076 to $64, in our cash and cash equivalents, an increase of $15,000 in notes payable, from $20,000 to $35,000, and an increase of $1,500, from $1,557 to $3,057, in other accrued liabilities.

         During the nine months ended September 30, 2001, we used cash of $39,966 as compared to $24,781 in cash provided during the nine months ended September 30, 2000.

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

                                   SIGNATURES

         The financial information furnished in this report has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the nine months ended September 30, 2001, have been included.

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATEXCO CORPORATION

Date:  November 9, 2001

By: /ss/ Gerald A. Mulhall
    ---------------------
    Gerald A. Mulhall, President