Form 10KSB
period 2001-12-31
DIOMED HOLDINGS INC
filed 2002-03-29
CIK 1074874

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ____________ TO ____________.

COMMISSION FILE NUMBER  000-32045

                              DIOMED HOLDINGS, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

NEVADA                                                       84-140636
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

                 1 DUNDEE PARK, ANDOVER, MA 01810 (978) 475-7771
          (Address and telephone number of principal executive offices)

                               NATEXCO CORPORATION
                   (Former name if changed since last report)

      Securities registered pursuant to Section 12(b) of the Exchange Act:
                     COMMON STOCK, PAR VALUE $.001 PER SHARE
    Securities registered pursuant to Section 12(g) of the Exchange Act: None

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues for the fiscal year ended December 31, 2001 were $7,732,000.

The aggregate market value of the voting Common Stock, par value $.001 per share, held by nonaffiliates of the Registrant as of March 22, 2002 was approximately $53,300,000 (based on a total of 13,000,000 shares of Common Stock held by nonaffiliates and the closing price of $4.10 per share on the American Stock Exchange on March 22, 2002, and excluding securities convertible into Common Stock.

As of March 22, 2002, the Registrant had outstanding 14,200,000 shares of Common Stock, par value $.001 (excluding securities which, subject to applicable conditions, are convertible into shares of Common Stock, as described in Part II, Item 5 of this Annual Report).


                                      (ii)

                     DIOMED HOLDINGS, INC. AND SUBSIDIARIES

                          ANNUAL REPORT ON FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 2001

                                TABLE OF CONTENTS

 ITEM                                                                     PAGE
NUMBER                                CAPTION                            NUMBER

       PART I
  1    Description of Business
  2    Description of Properties
  3    Legal Proceedings
  4    Submission of Matters to a Vote of Security Holders
       PART II
  5    Market for Common Equity and Related Stockholder Matters
  6    Management's Discussion and Analysis
  7    Financial Statements
  8 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
       PART III
  9 Directors, Executive Officers, Promoters and Central Persons; Compliance with Section 16(a) of the Exchange Act of the Company
  10   Executive Compensation
  11   Security Ownership of Certain Beneficial Owners and Management
  12   Certain Relationships and Related Transactions
  13   Exhibits and Reports on Form 8-K
       Signatures


                                     (iii)

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

         In this Annual Report, the terms "Company" and "Diomed Holdings" both refer to Diomed Holdings, Inc. The term "Diomed" refers to the Company's principal subsidiary, Diomed, Inc. and its consolidated subsidiaries. We use the terms "we," "our," and "us" when we do not need to distinguish among these entities or their predecessors or when any distinction is clear from the context.

OVERVIEW OF DIOMED'S BUSINESS

         Diomed provides innovative clinical modalities and specializes in developing and distributing equipment and disposable items used in minimal and micro-invasive medical procedures. Minimal and micro-invasive medical procedures typically result in reduced pain and scarring, shorter recovery periods and increased effectiveness compared to traditional surgical procedures. Most of the pain associated with traditional surgical procedures results from the slicing of the layers of skin and muscle tissue, which also takes time to heal. This can be diminished by using minimal and micro-invasive procedures instead of traditional surgical treatments. In developing and marketing our innovative solutions, we use proprietary technology and we aim to secure strong commercial advantages over our competitors by gaining governmental approvals in advance of others and through exclusive commercial arrangements. To participate in the rapidly growing minimal and micro-invasive medical procedure industry, we integrated disposable items into our product lines. To optimize our revenues, we focus on clinical procedures that require the health care provider to own our equipment and also purchase our disposable products, such as optical fibers. We sell our products to hospital and office-based physicians, including specialists in vascular surgery, oncology, interventional-radiology, phlebology and dermatology.

         Utilizing our proprietary technology in certain methods of synchronizing diode light sources and in certain optical fibers, we currently focus on photodynamic therapy (our PDT(TM) product line) for use in cancer treatments, and endovenous laser treatment (our EVLT(TM) product line), for use in varicose vein treatments and other clinical applications, such as dentistry and cosmetic surgery. If the treating physician is knowledgeable about the reimbursement system and obtains preapproval, then typically health insurance payors will reimburse for PDT(TM) and EVLT(TM) procedures. Using high power semiconductor diodes as their energy source, our diode lasers combine clinical efficacy, operational efficiency and cost effectiveness in a versatile, compact, lightweight, easy-to-use and easy-to-maintain system.

         During 2001, we generated 76% of our revenues from sales of laser devices and systems and 24% of our revenues from disposable items, such as fibers, and other accessories. Viewed from the perspective of our product lines for photodynamic therapy and endovenous laser treatment applications, in 2001, 39% of our revenues were from PDT(TM), 33% from EVLT(TM) and the balance from other surgical applications of our products. Historically, the majority of our revenues are the result of sales outside the United States (mostly in the United Kingdom and elsewhere in Europe, as well as in the Asia-Pacific region). For example, in 2001, approximately 75% of our revenues were generated overseas. We expect to have greater sales in the United States in 2002 and beyond, because in January, 2002, we received approval from the U.S. Food and Drug Administration, or "FDA," for endovenous laser treatment using EVLT(TM).

         Diomed was incorporated on December 24, 1997 in the State of Delaware. On June 23, 1998, Diomed succeeded to the business of Diomed, Ltd., a company formed under the laws of the United Kingdom in 1991. It did so by offering to issue shares of Diomed on a one-to-one exchange basis to the holders of the shares of Diomed Ltd. As a result of the exchange, Diomed became the owner of 100% of the outstanding shares of Diomed Ltd., and Diomed Ltd. became a wholly-owned subsidiary of Diomed. Diomed Ltd. continues to operate in the United Kingdom. Its chief activities are manufacturing, international sales and marketing. Also, on June 23, 1998, we acquired the business of Laserlite LLC, a US-based distributor of aesthetic laser systems, by issuing Diomed shares in exchange for the outstanding membership interests of Laserlite.

         Since its inception in 1991 in Cambridge, England, Diomed has focused on the development of medical diode lasers. Our patented technology is capable of bending light from many diodes simultaneously and concentrating them into a very small opening, such as a small optic fiber. Our proprietary diode laser technology has made it possible to simplify and minimize certain medical procedures. Utilizing its core competency in diode light sources and optical fibers, Diomed pioneered clinical applications for lasers that generate outcomes superior to conventional treatments.

         Diomed's management team focuses on developing and marketing solutions that address serious medical problems that have significant markets. We generally focus on markets that have the ability to generate in excess of $100 million of revenues in a three- to five-year period following governmental approval.

         In November 2000, to enter the disposable market segment of its laser business, Diomed acquired the medical fiber business of QLT, Inc., a company based in Vancouver, British Columbia. Diomed acquired QLT's rights to manufacture and market OPTIGUIDE(R) fibers that were developed for use in photodynamic therapy cancer treatments and the distribution rights to customers of Laserscope and Coherent, Inc., two manufacturers of medical laser devices. In the fourth quarter of 2000, we also created FibersDirect.com, which is a business unit that promotes, sells and distributes laser fibers and other laser-delivery system accessories for clinical applications directly to clinical end users worldwide. Acting as an e-commerce and direct marketing conduit, FibersDirect.com distributes fibers directly from the manufacturer to the end user. The resulting savings in distribution costs can significantly contribute to both lower prices for end users and increased profitability of the fiber business for manufacturers.

OVERVIEW OF PREDECESSOR BUSINESS

         Diomed is the successor to Diomed Holdings, Inc., a corporation formed under the laws of the State of Nevada on March 3, 1998 under the name Natexco Corporation ("Natexco"). On February 11, 2002, Natexco changed its name to Diomed Holdings, Inc. On February 14, 2002, Diomed Holdings acquired Diomed pursuant to the terms of an Agreement and Plan of Merger, which we refer to as the "Merger Agreement." In this Annual Report, we refer to the merger that occurred on February 14, 2002 under the Merger Agreement as the "Merger." As a result of the Merger, Diomed became a wholly-owned subsidiary of Diomed Holdings, and the future business of Diomed Holdings now is principally the business of Diomed. Accordingly, except for this section of this Annual Report, the discussion of our business relates to Diomed's business.

         For financial statement purposes, the Merger will be treated as a recapitalization of Diomed. For tax purposes, we believe the Merger is structured to qualify as a tax-free exchange of equity securities. We have not, however, requested any ruling from the Internal Revenue Service in respect of our treatment of the Merger.

         We are the successor to Natexco. Natexco's initial business plan was to provide promotional advertising and public relations services in the United States to Canadian companies lacking the personnel and facilities to conduct these activities outside Canada. This business plan was, however, unsuccessful. On July 30, 2000, Natexco acquired all of the issued and outstanding shares of common stock of Security Software Systems, Inc. ("Security Software"), a Florida corporation incorporated on October 17, 1996. As a result of the acquisition of Security Software, Natexco was in the sole business of developing, manufacturing, marketing and selling security computer software designed for access control for use by guarded communities, office buildings, high rise condominiums, private estates, country clubs and other secure facilities Our sole business activity until the Merger was the operation of Security Software. We are not pursuing the business of Security Software now that the Merger has occurred.

DIOMED MERGER

         On February 14, 2002, pursuant to the Merger Agreement, Diomed Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Diomed Holdings, merged with and into Diomed.

         Pursuant to the Merger Agreement, Diomed Holdings issued:

         o 2,328,922.50 shares of its Class A convertible preferred stock, known as "Class A Stock," to the former holders of Diomed common stock in exchange for 9,315,690 shares of common stock of Diomed issued and outstanding as of the effective time of the Merger, which 2,328,922.50 shares are convertible into 9,315,690 shares of the Company's common stock, and

         o 1,362,500 of its Class A Stock to the former holders of 2,725,000 shares of Diomed Series A Preferred Stock issued and outstanding as of the effective time of the Merger, which 1,362,500 shares are convertible into 5,450,000 shares of the Company's common stock.

         Immediately prior to the Merger, we consummated a private placement transaction, wherein Diomed issued 5,000,000 shares of common stock, at a purchase price of $2.00 per share, and received aggregate gross proceeds of $10,000,000. As a result of the Merger, these shares were exchanged for an equal number of shares of common stock of the Company.

         In connection with the Merger, the Company assumed the obligations of Diomed with respect to Diomed's outstanding stock options and warrants. Through December 31, 2001, Diomed had issued options representing 1,854,384 shares of common stock, although of these, 24,144 were cancelled because they were held by former employees who failed to exercise their options within the required post-employment exercise period, and an additional 56,500 were cancelled because they were held by former employees who departed from Diomed's employ prior to vesting. Accordingly, as of December 31, 2001, options representing 1,773,740 were outstanding. Between January 1, 2002 and the effective time of the Merger, Diomed issued an additional 15,600 options (15,000 to an employee and a total of 630 to two consultants). Accordingly, immediately prior to the Merger, options representing 1,789,370 were outstanding. Between the effective time of the Merger and March 22, 2002, the Company issued options representing 146,500 shares of common stock (100,000 to Kim Campbell, a newly-appointed director, and a total of 46,500 to several new employees). Accordingly, as of March 22, 2002, options representing 1,935,870 shares of common stock were outstanding. As of December 31, 2001, Diomed had issued warrants representing 119,124 shares of common stock. On January 1, 2002, Diomed issued warrants representing a total of 10,000 shares of common stock to two investors who provided bridge financing to Diomed in October, 2001. Neither Diomed nor the Company issued any additional warrants between the effective time of the Merger and March 22, 2002. Accordingly, as of March 22, 2002, warrants representing 121,924 shares of common stock were outstanding.(1)

         The shares issued to the former Diomed stockholders in the Merger represent approximately 51% of the Company's issued and outstanding voting securities, before giving effect to options and warrants.

-----------
(1) The foregoing options and warrants are exercisable for Class A Stock, which in turn are convertible into shares of common stock. All references herein to the numbers of options and warrants are on an as-converted basis, unless stated otherwise or unless the context clearly indicates otherwise.

Assuming that the holders of the options and warrants fully exercise their rights, the shares issued to the former Diomed stockholders in the Merger would represent approximately 47.8% of the Company's issued and outstanding voting securities following the Merger, the shares issued to the option holders would represent approximately 5.8% of the Company's issued and outstanding voting securities following the Merger and the shares issued to the warrant holders would represent approximately 0.4% of the Company's issued and outstanding voting securities following the Merger.

         Before the Merger, the directors of the Company appointed Peter Norris as a director of the Company to fill a vacancy on the Board of Directors, and to serve in such capacity until the next annual meeting of shareholders of the Company or until his earlier resignation or removal. The directors also appointed Peter Klein, the chief executive officer and president of Diomed as chief executive officer and president of the Company. After the Merger, except for Mr. Norris, the pre-Merger directors of the Company resigned, Mr. Norris appointed the remaining Diomed directors as directors of the Company, and additionally, in consultation with the remaining Diomed directors, appointed
Kim Campbell as a director of the Company.

         The Company has agreed to file a registration statement with the SEC within 120 days after the Merger and to have the registration statement declared effective within 240 days after the Merger. The registration statement will cover (i) 5,000,000 shares of the Company's common stock issued in the private placement related to the Merger, (ii) 14,765,690 shares of common stock into which the Class A Stock issued in the Merger to the former Diomed stockholders convert over a period of approximately two years after the Merger and (iii) 121,924 shares of common stock issuable upon conversion of the shares of Class A Stock that are issuable upon the exercise of Diomed warrants that the Company assumed as part of the Merger. Failure by the Company to meet the requirement of effectiveness within 240 days after the Merger will result in a penalty payable to certain stockholders who are not able, as a consequence of such failure, to sell their sales. The Company has also agreed to file, 45 days after the effectiveness of the first registration statement, a second registration statement that will cover the 1,789,370 shares of its common stock issuable upon conversion of all shares of Class A Stock that are issuable upon the exercise of Diomed options that the Company assumed as part of the Merger.

         If the Company's registration statement does not become effective, shares issued in the Merger and shares issued in the private placement will generally become tradable in the public markets one year after issuance under the SEC's Rule 144. Shares issued on the exercise of options or warrants generally become tradable one year after exercise, subject to the volume limitations, manner of sale and notice of sale limitations of Rule 144.

BUSINESS STRATEGY

         Our business strategy is based on selling our laser products and associated disposable items, and has four key components:

         1.  RESEARCH AND DEVELOPMENT, WITH A FOCUS ON CLINICAL APPLICATIONS

         We focus on the development of clinical applications for our laser products, such as PDT(TM) and EVLT(TM), to create and maintain a pipeline of new clinical uses. We believe that new applications will generate demand for laser and fiber technologies. Our assumption is that the ongoing launch of new clinical solutions will drive revenue and income streams.

         We emphasize the identification and the development of useful, effective clinical procedures. Our internal structure addresses the need for focus in this area by means of a dedicated department with an emphasis on new procedures. The expenditures for the Company's research and development program were approximately $1.27 million, or, 13% of sales, for the year ended December
31, 2000, and $1.22 million, or, 16% of sales, for the year ended December 31, 2001.

         2.  KEY ACQUISITIONS TO ENHANCE PROFITABILITY

         We survey future acquisition targets, including fiber and diode manufacturers, to create a one-stop laser and fiber business, with a focus on increasing profit margins. In furtherance of this strategy, in November 2000 we acquired QLT's manufacturing rights for the OPTIGUIDE(R) fiber.

         3.  STRATEGIC PARTNERSHIPS TO ENHANCE CUSTOMER REACH

         We work with the world's leading photodynamic therapy drug companies, including Axcan Pharma, Inc., QLT, Inc., Pharmacyclics, Inc. and DUSA Pharmaceuticals, Inc., to bring new treatments to market. In addition, we maintain original equipment manufacture, or OEM, relationships with Olympus ProMarketing, Inc. and Dentek Lasersystems Vertriebs GmbH. We plan to create long-term and exclusive working relationships that increase laser applications and revenue potential. For example, in November, 2000 we entered into a five-year exclusive agreement with Axcan Pharma to supply PDT(TM) and OPPTIGUIDE(R) for Axcan Pharma's product, Photofrin, which Axcan Pharma is developing for treatment of late stage lung cancer and esophageal cancer. In pursuit of this strategy, we will continue to work with photodynamic therapy drug companies beginning at an early stage to jointly develop additional new treatments, develop the market and obtain regulatory clearance in relevant countries.

         4.  IMPROVEMENT OF RESULTS UTILIZING NEXT GENERATION LASER PROJECT

         We anticipate developing the "next generation" laser to increase market demand, further stimulating the demand for optical fibers used in clinical procedures. This will also help us to maintain a "state of the art" product line and avoid obsolescence. We are currently in the process of adding to our research and development capacity to address this objective.

RISK FACTORS

         We are an emerging growth business that develops, manufactures and sells proprietary medical devices in the United States and elsewhere in the world. We focus our business on the rapidly growing minimal and micro-invasive medical procedure industry. Our mission is to develop innovative clinical modalities and attain a dominant or exclusive position in our markets as a result of our proprietary technology and regulatory approvals. We describe below certain risk factors that are associated with the nature of our business, our focus and our mission. If any of the following risks actually occur, they may adversely affect our business, the results of our operations, our cash flows or our ability to achieve our business objectives.

         The risks and uncertainties described below are not the only ones that we face. Other risks, unknown uncertainties and those risks that we currently consider immaterial may nevertheless impair our business operations or our prospects.

         The following risks relate to our business as a medical device company without a significant operating record:

OUR BUSINESS HAS NOT BEEN PROFITABLE IN THE PAST. WE MAY NEED ADDITIONAL FUNDS TO CONTINUE OUR OPERATIONS IN THE FUTURE. IF WE DO NOT CREATE INTERNAL CASH FLOW OR OBTAIN ADDITIONAL FUNDING, WE COULD BE FORCED TO REDUCE OR CEASE OPERATIONS.

         We will need additional resources to fund the growth, acquisitions and working capital that our business plan envisions. The timing and magnitude of our future capital requirements will depend on many factors, including:

         o    the scope and results of preclinical studies and clinical trials;
         o    the time and costs involved in obtaining regulatory approvals;
         o the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;
         o    the costs involved in any potential litigation;
         o    competing technological and market developments;
         o    our ability to establish additional collaborations;
         o    changes in existing collaborations;
         o our dependence on others for development of our potential products;
         o    the cost of manufacturing, marketing and distribution; and
         o    the effectiveness of our activities.

         We anticipate that we will have sufficient cash to fund operations through December 2002, in reliance on the proceeds of the private placement financing related to the Merger and depending on the accuracy of revenue projections we have made regarding the commercial success of EVLT(TM) post-FDA clearance. We may, however, need to continue to rely on external sources of financing to meet our cash needs for future acquisitions and internal expansion. Additional financing, through subsequent public offerings or private offerings or private equity or debt financings, may not, however, be available on acceptable terms or at all. Any inability to obtain additional financing would cause us to reduce or cease operations because we would not be able to fund the development of our applications so that they may be commercialized and, thus, become profitable.

WE HAVE A HISTORY OF SIGNIFICANT OPERATING LOSSES. WE MAY NOT EVER ACHIEVE OR MAINTAIN PROFITABILITY.

         We have incurred significant operating losses since our inception, and as of December 31, 2001, we have accumulated operating losses of approximately $31.4 million. We may continue to incur significant, and possibly increasing, operating losses over the next few years, depending largely upon the commercial success of EVLT, (TM) as we continue to incur increasing costs for research and development, regulatory, sales and marketing, manufacturing and general corporate activities. Our ability to achieve profitability depends upon our ability, alone or with others, to successfully complete the development of our proposed applications, obtain the required regulatory clearances and market our proposed applications. The occurrence of any or all of these factors is uncertain.

WE MAY BE REQUIRED TO EXPAND OUR EXISTING MANUFACTURING AND MARKETING CAPABILITIES.

         To be successful, we must manufacture our products in commercial quantities and at acceptable costs as per the requirements of current Good Manufacturing Practices, known as "GMPs," of the FDA, and the applicable standards of other regulators. We currently have the capacity to manufacture products at certain commercial levels within existing GMPs. Future regulatory clearances by the FDA and other regulatory agencies could result in the need to expand manufacturing operations. If we expand our manufacturing capabilities, we would need to spend substantial funds, hire and retain significant additional personnel and comply with extensive regulations. If we are not able to expand our manufacturing capabilities, or are unable to continue to comply with GMPs, our ability to grow and to maintain our competitiveness in the industry may be significantly hindered.

         Our marketing, distribution and sales capabilities or current or future arrangements with third parties for such activities may not be adequate for the successful commercialization of our products.

OUR BUSINESS RELIES ON OUR AGREEMENTS WITH OUR SUPPLIERS. IF WE FAIL TO MAINTAIN OR ESTABLISH THESE AGREEMENTS, WE MAY NOT BE ABLE TO OBTAIN MATERIALS THAT ARE NECESSARY TO DEVELOP OUR PRODUCT AND THEIR APPLICATIONS.

         We depend on outside suppliers for certain raw materials and other components for our products. During 2001, our principal supplier of diodes which we use to manufacture our laser products was HPD, and our principal suppliers of materials we use to manufacture fibers were Pioneer, Inc. and Laser Peripherals. Needed raw materials or components may not always be available at our standards or on acceptable terms, if at all, and alternative suppliers may not be available on acceptable terms, if at all. Furthermore, we may not be able to adequately produce needed materials or components on our own. If we cannot obtain these raw materials and/or components and we are unable to make them ourselves, we may be unable to produce our products in sufficient quantities to meet our customers' needs. We may also be unable to develop new products and applications and conduct trials, which will, in turn, affect our ability to obtain regulatory approval of these applications, thereby impairing our ability to expand our markets or create products for new treatments.

THERE ARE SUBSTANTIAL CONCERNS REGARDING SAFETY AND HEALTH IN THE U.S. MEDICAL PRODUCTS INDUSTRY. WE MAY NOT HAVE ADEQUATE PROTECTION AGAINST PRODUCT LIABILITY OR RECALL, AND, THEREFORE, WE MAY HAVE TO OUTLAY A SIGNIFICANT AMOUNT OF MONEY ON LIABILITY CLAIMS OR RECALLS.

         Testing, manufacturing, marketing and selling medical products and applications entails significant inherent, industry-wide risks of allegations of product liability. The use of our products in clinical trials and the sale of our products may expose us to liability claims of patients or others who use our products in connection with clinical trials or sales of treatments offered by our customers.

         A successful product liability claim could materially adversely affect our cash flows and our ability to meet the costs of developing our applications. Defense of such claims could also entail significant expense and divert the attention of our management and/or personnel from other activities.

WE MAY FAIL TO ADEQUATELY PROTECT OR ENFORCE OUR INTELLECTUAL PROPERTY RIGHTS, OUR PATENTS OR OUR PROPRIETARY TECHNOLOGY. FOR OUR BUSINESS TO BE SUCCESSFUL IN THE TECHNOLOGICALLY DEPENDENT MEDICAL PRODUCTS INDUSTRY, WE MUST BE ABLE TO PROTECT AND ENFORCE THESE RIGHTS.

         The Company holds certain licenses that may be terminated or restricted due to non-performance of material terms. The termination or restriction of our rights under certain licenses would likely have a material adverse impact on us because our competitors may be able to use the technology we have developed or our technology may be rendered obsolete. Thus, any such event could be likely to adversely effect our ability to set ourselves apart from our competitors.

         We protect certain of our proprietary technology by confidentiality agreements precluding such parties from disclosing our confidential information to third parties. Counterparties to these agreements may breach their non-disclosure obligations, and we may not have adequate remedies to protect our technology from such disclosure, or from unintentional disclosure by any person.

IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS, OUR BUSINESS COULD BE ADVERSELY AFFECTED.

         We rely on a combination of patents, licenses, trade secrets and know-how to establish and protect our proprietary rights to our technologies and products. As of January 31, 2002, Diomed held 43 patents in the U.S. and foreign countries. We cannot guarantee that the steps we have taken or will take to protect our proprietary rights will be adequate to deter misappropriation of our intellectual property. In addition to seeking formal patent protection whenever possible, we attempt to protect our proprietary rights and trade secrets by entering into confidentiality and non-compete agreements with employees, consultants and third parties with which we do business. However, these agreements can be breached and if they are, there may not be an adequate remedy available to us and we may be unable to prevent the unauthorized disclosure or use of our technical knowledge, practices or procedures. If our trade secrets become known, we may lose our competitive advantage.

         In addition, we may not be able to detect unauthorized use of our intellectual property and take appropriate steps to enforce our rights. If third parties infringe or misappropriate our patents or other proprietary rights, our business could be seriously harmed. We may be required to spend significant resources to monitor our intellectual property rights, we may not be able to detect infringement of these rights and may lose our competitive advantages associated with our intellectual property rights before we do so. In addition, competitors may design around our technology or develop competing technologies that do not infringe on our proprietary rights.

WE MAY BE SUBJECT TO INTELLECTUAL PROPERTY CLAIMS, WHICH COULD BE COSTLY AND TIME CONSUMING AND COULD DIVERT OUR MANAGEMENT AND KEY PERSONNEL FROM OUR BUSINESS OPERATIONS.

         While we do not believe that any of our products infringe the intellectual property of third parties, we may be unaware of intellectual property rights of others that may be used in our technology and products. Third parties may claim that we are infringing their intellectual property rights, and we may be found to have infringed those intellectual property rights. In addition, third parties may claim that our patents have been improperly granted and may seek to invalidate our existing or future patents. Although we do not believe that any of our active patents should be subject to invalidation, if any claim for invalidation prevailed, the result could be greatly expanded opportunities for third parties to manufacture and sell products which compete with our products. Any litigation or other challenges regarding our patents or other intellectual property could be costly and time consuming and could divert our management and key personnel from our business operations. Claims of intellectual property infringement might also require us to enter into costly royalty or license agreements. However, we may not be able to obtain royalty or license agreements on terms acceptable to us, or at all. We also may be subject to significant damages or injunctions against development and sale of our products. Infringement claims, even if not substantiated, could result in significant legal and other costs and may be a distraction to management.

WE MAY NOT BE ABLE TO ATTRACT AND RETAIN KEY PERSONNEL AND CONSULTANTS. IF WE FAIL TO DO SO, WE MAY NOT BE ABLE TO DEVELOP OUR APPLICATIONS.

         Our success depends in large part on our ability to attract and retain highly qualified management and other personnel. We depend upon the principal members of our management, key employees, staff and consultants that we engage from time to time. Competition for such personnel and relationships is intense, and we may not be able to continue to attract and retain such personnel. Our consultants may be affiliated with or employed by others, and some have consulting or other advisory arrangements with other entities that may conflict or compete with their obligations to us. Inventions or processes discovered by such persons will not necessarily become our property and may remain the property of such persons or others. The flow of our operations may be disrupted by personnel changes.

WE MAY SUFFER LOSSES OR ENCOUNTER OTHER PROBLEMS AS A RESULT OF FUTURE BUSINESS COMBINATIONS AND ALLIANCES.

         We may expand our operations and market presence by entering into business combinations, joint ventures, co-branding or other strategic alliances with other companies. These transactions create risks, such as the difficulty in assimilating the operations, technology and personnel of the combined companies; the disruption or our ongoing business, including loss of management focus on existing businesses and other market developments; problems retaining key technical and managerial personnel; expenses associated with the amortization of goodwill and other purchased intangible assets; additional operating losses and expenses of acquired businesses; the impairment of relationships with existing employees, customers and business partners; and, additional losses from any equity investments we might make.

         We may not succeed in addressing these risks, and we may not be able to make business combinations and strategic investments on terms that are acceptable to us. In addition, any business we may acquire may incur operating losses.

WE ARE SUBJECT TO UNCERTAINTIES REGARDING HEALTH CARE REIMBURSEMENT AND REFORM. AS A RESULT, THE ABILITIES OF OUR PRODUCTS AND THEIR APPLICATIONS TO ACHIEVE MARKET ACCEPTANCE OR GENERATE REVENUES IS UNCERTAIN.

         Various health care providers and third party payors may refuse to cover our products and/or their particular medical applications. If we do not obtain coverage, physicians may not purchase our products. Our ability to commercialize our products successfully depends, in part, on the extent to which third parties make reimbursement available for these products and related treatments. These third parties include collaborative partners, government health administration authorities, private health insurers, managed care entities and other organizations. Increasingly, these payors are challenging the price of medical products and services and establishing protocols and formularies, which effectively limit physicians' ability to select products and procedures. Uncertainty exists as to the reimbursement status of health care products, especially innovative technologies. Additionally, reimbursement coverage, if available, may not be adequate to enable us to achieve market acceptance of our products or to maintain price levels sufficient for realization of an appropriate return on our products.

         Further, our commercialization strategy depends on our collaborators. As a result, our ability to commercialize our products may be hindered if cost control initiatives adversely affect our collaborators.

FAILURE TO OBTAIN PRODUCT APPROVALS OR COMPLY WITH ONGOING GOVERNMENTAL REGULATIONS COULD ADVERSELY AFFECT OUR ABILITY TO MARKET AND SELL OUR APPLICATIONS AND COULD RESULT IN NEGATIVE CASH FLOWS.

         The production and marketing of our products and our ongoing research and development, preclinical studies and clinical trial activities are subject to extensive regulation and review by numerous governmental authorities in the United States, including the FDA, and in other countries. Before we can market them, most medical devices that we develop, and all of the drugs we used in conjunction with those devices, must undergo rigorous preclinical studies and clinical trials and clear an extensive regulatory approval process administered by the FDA and comparable foreign authorities. These processes involve substantial cost and can often take many years. We have limited experience in, and limited resources available for, regulatory activities, and we rely on our collaborators and outside consultants. Failure to comply with the applicable regulatory requirements can, among other things, result in non-approval, suspensions of regulatory approvals, fines, product seizures and recalls, operating restrictions, injunctions and criminal prosecution.

WE MAY NOT BE ABLE TO KEEP UP WITH RAPID CHANGES IN THE MEDICAL DEVICES INDUSTRY. AS A RESULT, SOME OR ALL OF OUR PRODUCTS COULD BECOME NON-COMPETITIVE OR OBSOLETE. COMPETING PRODUCTS AND TECHNOLOGIES MAY ALSO MAKE SOME OR ALL OF OUR PROGRAMS OR POTENTIAL PRODUCTS NONCOMPETITIVE OR OBSOLETE.

         Our industry is subject to rapid, unpredictable and significant technological change. Competition is intense. Well-known pharmaceutical and medical device companies are marketing well-established therapies for the treatment of cancer and other diseases. Doctors may prefer familiar methods that they are comfortable using rather than try our products. Therefore, our products may not sell as planned. Many companies are also seeking to develop new products and technologies for medical conditions for which we and our partners are developing treatments. Our competitors may succeed in developing products that are safer or more effective than ours and in obtaining regulatory marketing approval for future products before we do. As a result, we may not be able to recoup our costs in developing these products. We anticipate that we will face increased competition as new companies enter our markets and as the scientific development of the treatments we focus on evolves.

SINCE TECHNOLOGY IN OUR INDUSTRY IS CONSTANTLY CHANGING, WE FACE INTENSE COMPETITION FROM OTHER MEDICAL DEVICE MANUFACTURERS AND TECHNOLOGICAL UNCERTAINTY.

         We are a relatively new enterprise and are engaged in the development of novel therapeutic technologies, such as PDT(TM) and EVLT(TM). As a result, our resources are limited and we may experience technical challenges inherent in such novel technologies. Many of our competitors have substantially greater financial, technical and human resources than we do, and may also have substantially greater experience in developing products, conducting preclinical studies or clinical trials, obtaining regulatory approvals and manufacturing and marketing. Further, our competitive position could be materially adversely affected if our competitors establish patent protection, because we may have to pursue alternate means of developing our products. Existing competitors or other companies may succeed in developing technologies and products that are more safe more, effective or more affordable than those that we develop.

SINCE THE MAJORITY OF OUR REVENUES TO DATE HAVE COME FROM INTERNATIONAL SALES, EVENTS AFFECTING INTERNATIONAL COMMERCE MAY OCCUR THAT MAY ADVERSELY AFFECT OUR FUTURE INTERNATIONAL SALES, FUTURE REVENUES AND OUR PRODUCTS' FUTURE PROFITABILITY.

         Our international revenues were 66% and 51% of total revenues for the years ended December 31, 2000 and 2001, respectively. Our international sales are made through international distributors and their wholly-owned subsidiaries with payments to us typically denominated in the local currencies of the United Kingdom and Europe and in U.S. dollars in the rest of the world. We intend to continue our operations outside of the U.S. and potentially to enter additional international markets. These activities require significant management attention and financial resources and further subject us to the risks of operating internationally. These risks include:

         o    changes in regulatory requirements;
         o delays resulting from difficulty in obtaining export licenses for certain technology;

         o    customs, tariffs and other barriers and restrictions; and
         o    the burdens of complying with a variety of foreign laws.

         We are also subject to general geopolitical risks in connection with our international operations, such as:

         o    differing economic conditions;
         o    changes in political climate;
         o    differing tax structures; and
         o    changes in diplomatic and trade relationships.

         In addition, fluctuations in currency exchange rates may negatively affect our ability to compete in terms of price against products denominated in local currencies.

BUSINESS INTERRUPTIONS COULD KEEP US FROM DEVELOPING OUR APPLICATIONS AND INCREASING OUR REVENUES.

         Natural or man-made disasters, such as fires, earthquakes, power losses, telecommunications failures, terrorist attacks and resulting military operations and other events beyond our control may interrupt our operations. We do not have a detailed disaster recovery plan. In addition, we may not carry sufficient business interruption insurance to compensate us for losses that may occur and any losses or damages we incur could have a material adverse effect on our cash flows and success as an overall business.

                                    *  *  *

         The following risks relate principally to our commercialization of our current and future products and applications:

SOME OF OUR PRODUCTS, SUCH AS EVLT(TM), MAY NEVER BE SUCCESSFULLY
COMMERCIALIZED, AND, THEREFORE, THESE PRODUCT LINES MAY NEVER BECOME PROFITABLE OR ALLOW US TO RECOUP EXPENSES INCURRED IN THEIR DEVELOPMENT.

         Some applications' success, such as EVLT(TM), rely on our ability to effectively commercialize them. Commercialization depends upon:

         o successfully completing development efforts or those of our collaborative partners;
         o    obtaining the required regulatory approvals;
         o manufacturing our products at an acceptable cost and with appropriate quality;
         o    favorable acceptance of any products marketed; and
         o successful marketing and sales efforts by our partner(s) and ourselves.

         We may not successfully achieve some or all of these goals, and if so, our business and our financial condition would be adversely affected because our revenue and profitability are largely dependent upon our ability to successfully market and sell and these applications. The time frame necessary to achieve these goals for any individual application is uncertain. Most applications will require clinical studies and clinical trials and all will require regulatory approval prior to commercialization. The likelihood of our success must be considered in light of these and other problems, expenses, difficulties, complications and delays that may arise.

PDT(TM) APPLICATIONS MAY NOT SUCCESSFULLY COMPLETE THE CLINICAL TRIALS PROCESS, AND WE MAY NOT BE ABLE TO PROVE THAT THE METHODS OF TREATMENT ARE SAFE AND EFFECTIVE.

         Although some PDT(TM) applications are currently approved and utilized, we will rely on approval of additional PDT(TM) applications for a portion of our future growth. Some of the photodynamic therapy drugs, optical fiber and laser devices currently under development require extensive preclinical studies and clinical trials prior to regulatory approval. Many methods of treatment using PDT(TM) have not completed testing for efficacy or safety in humans. We may be unable to obtain regulatory approval for these applications.

         The failure to adequately demonstrate the safety and efficacy of a particular PDT(TM) product or application could delay or prevent regulatory clearance of the potential product and would materially harm our business in that our ability to market and sell these applications will be postponed or prevented.

OUR APPLICATIONS MAY INDUCE ADVERSE SIDE EFFECTS THAT PREVENT THEIR WIDESPREAD ADOPTION OR THAT NECESSITATE WITHDRAWAL FROM THE MARKET.

         Photodynamic therapy drugs, fibers and laser devices may induce undesirable and unintended side effects that may prevent or limit their commercial adoption and use. One such side effect may be a period of photosensitivity to bright light for a certain period of time after receiving PDT(TM) treatment. This period of photosensitivity typically declines over time. Currently, this photosensitivity is being explored and evaluated in the clinical trials. Even after the FDA and other regulatory authorities grant us their approvals, our products may later induce unanticipated adverse side effects that prevent widespread use or necessitate withdrawal from the market. The manifestation of such side effects could cause our business to suffer because we may not be able to recover the costs we have incurred in developing these applications, and additionally, could create products liability issues for us.

MARKET ACCEPTANCE OF OUR PRODUCTS OR THEIR USES IS UNCERTAIN. FAILURE TO ACHIEVE MARKET ACCEPTANCE WILL HARM OUR BUSINESS' OVERALL CHANCES FOR PROFITABILITY.

         Even if approved by relevant regulators for marketing, our products may not achieve market acceptance. Our revenues would suffer as a result. The degree of market acceptance will depend upon a number of factors, including:

         o the establishment and demonstration in the medical community of the safety and clinical efficacy of our applications and their potential advantages over existing applications;
         o pricing and reimbursement policies of government and third-party payors, such as insurance companies, health maintenance organizations and other plan administrators; and
         o the possibility that physicians, patients, payors or the medical community in general may be unwilling to accept, utilize or recommend any of our applications.

         In particular, since most photodynamic therapy treatments still are in clinical trials, there is no long-term safety or efficacy data available. The medical profession may, therefore, prefer to prescribe conventional therapies, such as surgery, chemotherapy and radiation.

         If our applications are not accepted due to these or other factors, our business will not develop as planned and may be harmed.

IF WE ARE UNABLE TO SUCCESSFULLY MAINTAIN OUR RELATIONSHIPS WITH PHOTODYNAMIC THERAPY DRUG COMPANIES AND ESTABLISH COLLABORATIVE AND

LICENSING ARRANGEMENTS, WE MAY BE UNABLE TO DEVELOP OUR PRODUCTS AND APPLICATIONS. BECAUSE OUR PRODUCTS' APPLICATIONS MAY NEVER BECOME MARKETABLE, OUR REVENUES MAY BE ADVERSELY AFFECTED.

         We have entered into collaborative relationships with photodynamic therapy drug companies for the research and development, preclinical studies and clinical trials, manufacturing, sales and distribution of our products and applications. Our current and future collaborations are important to us because they allow us access to research, development or testing resources that we would otherwise not have. We intend to continue to rely on such collaborative arrangements. Some of the risks and uncertainties related to our reliance on collaborations are:

         o our ability to negotiate acceptable collaborative arrangements, including those based upon existing agreements;
         o future or existing collaborative arrangements may not be successful or may not result in products that are marketed or sold;
         o    collaborative relationships may limit or restrict us;
         o collaborative partners are free to pursue alternative technologies or products either on their own or with others, including our competitors, for the diseases targeted by our applications and products;
         o our partners may fail to fulfill their contractual obligations or terminate the relationships described above, and we may be required to seek other partners, or expend substantial resources to pursue these activities independently, and these efforts may not be successful; and
         o our ability to manage, interact and coordinate our timelines and objectives with our strategic partners may not be successful.

                                    *  *  *

         The following risks relate principally to our common stock and its market value:

THE COMPANY'S COMMON STOCK COULD BE SUBJECT TO SUBSTANTIAL PRICE AND VOLUME FLUCTUATIONS DUE TO A NUMBER OF FACTORS, MANY OF WHICH WILL BE BEYOND OUR CONTROL, AND THOSE FLUCTUATIONS MAY PREVENT OUR STOCKHOLDERS FROM RESELLING OUR COMMON STOCK AT A PROFIT.

         The securities markets have experienced extreme price and volume fluctuations recently and the market prices of the securities of emerging companies and technology-oriented companies have been especially volatile. This market volatility, as well as general economic or political conditions, could reduce the market price of our common stock regardless of our operating performance. In addition, our operating results could be below the expectations of investment analysts and investors and, in response, the market price of our common stock may decrease significantly. In the past, companies that have experienced volatility in the market price of their stock have been the subject of securities class action litigation. If we were the subject of securities class action litigation, it could result in substantial costs, liabilities and a diversion of management's attention and resources.

THE COMPANY'S COMMON STOCK HAS ONLY BEEN PUBLICLY TRADED FOR A SHORT TIME, AND WE EXPECT THAT THE PRICE OF OUR COMMON STOCK COULD FLUCTUATE SUBSTANTIALLY.

         Until shortly after the Merger, there was not any significant public market for our common stock. On February 22, 2002, shares of our common stock became listed for trading on the American Stock Exchange. Nevertheless, we may be unable to maintain an active public trading market for our common stock. We cannot be certain that the AMEX will maintain our listing if we fall below its listing qualifications. If our shares are not listed on the AMEX, our shares are likely to be quoted on the Over-the-Counter Bulletin Board of the National Association of Securities Dealers, where they have previously been quoted, but where there may be less trading of our shares. The market price for our common stock will be affected by a number of factors, including:

         o our announcement of new products or new applications for our products;
         o    our competitors' announcement of new products or new applications;
         o quarterly variations in our or our competitors' results of operations;
         o changes in earnings estimates, recommendations by securities analysts or our failure to achieve analysts' earning estimates;
         o    developments in our industry;
         o the number of shares of our common stock that are available for trading in the markets at any given time; and
         o general market conditions and other factors, including factors unrelated to our or our competitors' operating performance.

         In addition, the stock prices of many companies in both the medical device and medical services industries have experienced wide fluctuations, often unrelated to the operating performance of those companies. These factors and industry price fluctuations may materially and adversely affect the market price of our common stock.

SALES OF OUR STOCK BY STOCKHOLDERS PRIOR TO THE MERGER MAY HAVE A POTENTIAL IMPACT ON US.

         Prior to the Merger, there was both public and private trading in the shares of Natexco. We cannot be certain that the buyers or sellers in those transactions will not assert claims arising out of their purchases and sales of shares, and we cannot predict whether those claims will involve us. To the extent that we are involved, this may entail expense and diversion of management's attention, and if we are found to be have done something improper, then we may have financial liability, or we may be required to issue additional shares of stock or take other corrective action.

OUR DIRECTORS, EXECUTIVE OFFICERS AND PRINCIPAL STOCKHOLDERS HAVE SIGNIFICANT VOTING POWER.

         Our officers, directors, and principal stockholders holding more than 5% of our common stock, together control approximately 21% of our voting stock. As a result, if they act together, these stockholders, may be able to control the management and affairs of our company. This concentration of ownership may also delay or prevent a change in control and might adversely affect the market price of our common stock. Therefore, concentration of ownership may not be in the best interest of our other stockholders.

WE HAVE NOT PAID DIVIDENDS IN THE PAST AND DO NOT EXPECT TO PAY DIVIDENDS IN THE FUTURE. ANY RETURN ON INVESTMENT MAY BE LIMITED TO THE VALUE OF OUR STOCK.

         We have never paid cash dividends on our stock and do not anticipate paying cash dividends on our stock in the foreseeable future. The payment of dividends on our stock will depend on our earnings, financial condition and other business and economic factors affecting us at such time as the board of directors may consider relevant. If we do not pay dividends, our stock may be less valuable because a return on investment will only occur if and to the extent that our stock price appreciates, and if the price of our stock does not appreciate, then there will be a negative return on investment.

A SALE OF A SUBSTANTIAL NUMBER OF SHARES OF OUR COMMON STOCK MAY CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE.

         If our stockholders sell substantial amounts of our common stock in the public market, including shares issued upon the exercise of outstanding options or warrants, the market price of our common stock could fall. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

         In this connection, the Company has agreed to file a registration statement with the SEC within 120 days after the Merger and to have the registration statement declared effective within 240 days after the Merger. The registration statement will cover (i) 5,000,000 shares of the Company's common stock sold in the private placement related to the Merger, (ii) 14,765,690 shares of common stock into which the Class A Stock issued in the Merger to the former Diomed stockholders convert over a period of approximately two years after the Merger and (iii) 121,924 shares of common stock issuable upon conversion of the shares of Class A Stock that are issuable upon the exercise of Diomed warrants that the Company assumed as part of the Merger. The Company has also agreed to file, 45 days after the effectiveness of the first registration statement, a second registration statement that will cover the 1,789,370 shares of its common stock issuable upon conversion of all shares of Class A Stock that are issuable upon the exercise of Diomed options that the Company assumed as part of the Merger. If the Company's first registration statement does not become effective, the SEC's Rule 144 will govern resale of the shares issued by the Company and, in general, stockholders will be able to sell their shares subject to the volume and manner of sale limitations of Rule 144, beginning one year after the stockholders have acquired the Company's shares.

IF OUTSTANDING STOCK OPTIONS AND WARRANTS ARE EXERCISED, THE VALUE OF OUR COMMON STOCK OUTSTANDING JUST PRIOR TO THE EXERCISE MAY BE DILUTED BECAUSE WE HAVE TO ISSUE MORE SHARES.

         As of December 31, 2001, there were outstanding stock options representing 1,773,740 (1,789,370 at the time of the Merger and 1,935,870 as of March 22, 2002) shares of common stock, with exercise prices ranging from $1.25 to $8.23 per share. The weighted average exercise price of the stock options outstanding as of December 31, 2001 was $3.83 for those options which were vested, and $2.65 per share for all such options. In addition, as of December 31, 2001, there were outstanding warrants representing 111,924 (121,924 at the time of the Merger and as of March 22, 2002) shares of common stock, with exercise prices varying from $2.00 to $3.50 per share. If the holders exercise a significant number of these securities at any one time, the market price of our stock could fall and the value of our stock held by other stockholders may decrease since their shares will be worth less after the exercise of our stock. After the exercise of options or warrants, an increase in the number of outstanding shares will occur, thus decreasing each shareholder's percentage of our total outstanding equity. The holders of the options and warrants have the opportunity to profit if the market price for the stock exceeds the exercise price of their respective securities, without assuming the risk of ownership. If the market price of the common stock does not rise above the exercise price of these securities, then they will probably not be exercised and may expire based on their respective expiration dates.

OUR CHARTER AND BYLAWS CONTAIN PROVISIONS THAT MAY PREVENT TRANSACTIONS THAT COULD BE BENEFICIAL TO STOCKHOLDERS.

         Our charter and bylaws restrict certain actions by our stockholders and require greater than majority votes for certain actions. For example:

         o Only our board of directors or the chairman of the board can call special meetings of stockholders.

         o Stockholders must give advance notice to the secretary of any nominations for director or other business to be brought by stockholders at any stockholders' meeting.

         o Holders of two-thirds of our Class A Stock, must approve any merger, debt financing, certain equity financings involving a senior class of securities until a new board of directors is installed.

         o Our board of directors has the authority to issue up to 700,000 additional shares of preferred stock. Our board of directors can fix the price, rights, preferences and privileges of the preferred stock without any further vote or action by our stockholders. These rights, preferences and privileges may be senior to those of the holders of our common stock. We have no current plans to issue any shares of preferred stock.

         These and other provisions of our charter, our Class A Stock and our bylaws, as well as certain provisions of Nevada law, could prevent changes in our management and discourage, delay or prevent a merger, tender offer or proxy contest, even if the events could be beneficial to our stockholders. These provisions could also limit the price that investors might be willing to pay for our stock because these provisions may limit their rights and, thus, make an investment in our stock appear less attractive.

DIODE LASER TECHNOLOGY

         Semiconductor laser diodes are used in optical disc drives, optical fiber telecommunications, printers and bar code scanners. No larger than a grain of salt, the diode chip converts electricity into laser light with such efficiency that power consumption and heat generation are reduced. They are related to the LEDs that are used as indicator lights in most electrical devices. While LEDs produce light measured in milliwatts, high power laser diodes each produce several watts of laser light. Because they are semiconductor components, the products they support have no moving parts, are highly reliable and can be run from a wall socket power supply with only limited requirements to cool the components. The outcome of this miniaturization of laser technology is a portable, lightweight, highly reliable and easy to use laser. Like electronic semiconductors, management believes that semiconductor lasers will increasingly replace most other laser technologies.

         To achieve power levels beyond that of a single laser diode, the light needs to be coupled from multiple diodes. One option is to attach an optical fiber to the end of each diode and "bundle" the fibers together. This entails a number of optical fiber joints inside the laser system to guide and couple the light. Each optical joint reduces the amount of light that passes through the system and each joint also has a finite lifetime that is usually less than the life of the diode. As one optical joint fails so the others come under greater stress and an increased likelihood of cascade failure. The result is an inefficient optical transfer where the power delivered to the working end of the fiber is a small percentage of the power put out by the diode and a system of optical joints with an excessive failure rate.

         The core technology that gives us a competitive advantage uses an optical arrangement to manipulate and combine the laser light in "free space," which focuses the beams from all the laser diodes into the final optical fiber. The ability to combine the power from a large number of laser diodes results in a much higher efficiency of power delivered to the working site and in higher reliability because there are no optical joints to burn out. The focusing ability of this system also enables a more concentrated delivery of power as the light is focused to a smaller spot size. This increased power density enables a wider variety of medical, and other applications.

         The first and most widely used medical diode laser emits laser energy at 810nm, producing light in the near infra-red portion of the spectrum. At powers of up to 60W and used in conjunction with a flexible optical delivery fibre, this wavelength can be used in various surgical applications to cut, close or vaporise soft tissue.

         Semiconductor diode chips, including wavelengths of 630nm, 635nm, 652nm, 690nm and 730nm, are available, thereby permitting the development of practical, portable laser systems for photodynamic therapy in the treatment of certain types of cancer.

         Practical and versatile, the diode laser can be used in the operating theatre, outpatient clinic and the doctor's office as well as permitting shared use between hospital departments. With healthcare providers under increasing pressure to cut costs yet maintain a high standard of treatment, diode laser technology can assist in achieving these targets

PRODUCTS, COMPETENCIES AND MARKET OPPORTUNITIES

         Our focus on the development of minimal and micro invasive medical procedures has led to an array of applications, which are described below. Minimal and micro-invasive medical procedures in general are a growing market, as they reduce the need for general anesthesia, expensive hospital stays, and long and painful recovery periods. The procedures that we address with our products are those which we believe have the capability to produce a steady revenue stream through sale of a disposable, such as a fiber, as well as the laser itself. With the procedures described below, we have demonstrated our skill and ability to be first to market in the United States with innovative treatment options, thereby providing meaningful new treatment options and the foundation for a profitable growing business.

         1.  CANCER TREATMENTS UTILIZING PHOTODYNAMIC THERAPY.

         Photodynamic therapy is an effective treatment for late-stage lung and esophageal cancers and is under study for treatment of various other cancers throughout the body. Photodynamic therapy is based on the discovery that certain chemicals can kill one-celled organisms in the presence of light. Recent interest in photosensitizing agents stems from research showing that some of these substances have a tendency to collect in cancer cells. The photosensitizing agent injected into the body is absorbed by all cells. The agent remains in or around tumor cells for a longer time than it does in normal tissue. When treated cancer cells are exposed to red light from a laser, the light is absorbed by the photosensitizing agent. This light absorption causes a chemical reaction that destroys the tumor cells. Light exposure is carefully timed to coincide with the period when most of the agent has left healthy cells but still remains in cancer cells. There are several promising features of photodynamic therapy in treating cancer: (1) cancer cells can be selectively destroyed while most normal cells are spared, (2) the damaging effect of the photosensitizing agent occurs only when the substance is exposed to light, and
(3) the side effects are relatively mild. The laser light used in photodynamic therapy is directed through an optical fiber (a very thin glass strand). The optical fiber is placed close to the cancer to deliver the proper amount of light. For example, the fiberoptic can be directed through a bronchoscope into the lungs for the treatment of lung cancer or through an endoscope into the esophagus for the treatment of esophageal cancer.

         Our PDT(TM) product line of photodynamic therapy solutions uses our own proprietary technology. When used in combination with a photosensitizing drug, PDT(TM) provides the cancer therapy. As indicated, photodynamic therapy requires three-interacting elements: (1) a photosensitive drug that is absorbed by cancerous and abnormal cells, (2) a light source (laser) of a specific wavelength that activates the drug, and (3) a delivery system, including a thin optical-fiber to guide the light source to the target area. Our PDT(TM) line is a delivery system of laser technology, services and fiber disposables to the global photodynamic therapy industry.

         Photodynamic therapy technology is only effective when these three components are working in concert. We work jointly and early on with photodynamic therapy drug companies in their clinical development process in order to design a laser that optimizes the most effective wavelength in combination with their PDT(TM) drugs. We have long-term agreements with some of the world's other leading photodynamic therapy drug companies, including Axcan Pharma, DUSA, Pharmacyclics and QLT, and have sold each of them lasers to be used in clinical trials for photodynamic therapy applications.

         In the US, regulatory approval by the FDA is given for each specific treatment in response to a specific pre-market approval application, or "PMA." Each PMA is generally addressed to a use for the device that the PMA specifies. The FDA considers PDT(TM) a modality that requires a combination PMA approval, where the PDT(TM) drug company, laser manufacturer and fiber manufacturer work together to obtain regulatory approval for the complete medical procedure. The lengthy regulatory approval process and FDA modality factor create significant obstacles to potential competition. In addition, we forged collaborative relationships with the most significant players in PDT(TM) drug development, thus limiting the Company's risk should one of the PDT(TM) companies fail to receive regulatory approval or perform poorly in the marketplace.

         We are the first diode laser manufacturer to receive FDA clearance for its laser's use in PDT(TM) cancer treatments. In August 2000, Axcan Pharma and Diomed together received regulatory approval for Diomed's 630nm laser and OPTIGUIDE(R) fiber, and Axcan's Photofrin drug used in the cancer treatment for late stage lung and esophageal cancers. In November 2000, Diomed entered into a 5-year exclusive supply contract with Axcan Pharma for lasers.

         Axcan Pharma is developing other clinical applications using Photofrin, including treatment for Barrett's Esophagus, a pre-cursor to cancer of the esophagus. Axcan Pharma is pursuing an application for FDA clearance for Photofrin and our lasers and fibers for use in the treatment of Barrett's Esophagus.

         Notwithstanding these market opportunities for PDT(TM), our understanding is derived from a variety of sources, and represents our best estimate of the overall market sizes presented in certain disease areas. The actual market size and our market share, depend upon a number of factors, including:

         o competitive treatments, either existing or those that may arise in the future;
         o    our products' performance and subsequent labeling claims; and
         o    actual patient population at and beyond product launch.

         2.  ENDOVENOUS LASER TREATMENT.

         We developed an innovative minimally invasive laser procedure for the treatment of varicose veins caused by greater safeness vein reflux. The causes of varicose veins are genetic. People with past vein diseases, new mothers, overweight individuals, and people with jobs or hobbies that require extended standing also are at risk. According to a 1973 study by Tecumseh Health of Alabama, approximately 25% of women in the U.S. have varicose veins. In addition, varicose veins are more prevalent in older people. According to the Tecumseh study, approximately 42% of Americans over age 60 have varicose veins and this number is increasing as the population continues to age and to live longer lives. The Tecumseh study also indicates that 72% of women over age 60 in the U.S. have varicose veins. According to the American Association of Retired Persons, approximately 76 million people in the U.S. are 50 or older, and approximately an additional 4 million people turn 50 each year.

         Diomed believes that worldwide more than one million people undergo vein-stripping operations each year, but there are many more who suffer the pain, discomfort and unattractive appearance of their legs in order to avoid having surgery to treat their condition. We believe that most patients who undergo vein-stripping procedures are candidates for endovenous laser treatment. Endovenous laser treatment has several competitive advantages over the current vein-stripping treatment. Endovenous laser treatment is a 45 to 60-minute procedure per leg that can be performed in a physician's office, under local anesthesia and with the procedure guided by ultrasound technology. Endovenous laser treatment also has a quick recovery period, reduced pain and minimal scarring. In an endovenous laser treatment, the area of the leg affected is anesthetized locally and a thin laser fiber is inserted into the abnormal vein to, deliver the laser energy in short pulses. At the end of the procedure, the fiber is withdrawn and a compression bandage is applied and worn up to three days. In addition, a compression stocking is worn for seven days. Patients can resume their normal routine, barring vigorous physical activities, directly after receiving the laser treatment. Vein stripping is a surgical procedure that requires an overnight hospital stay, a painful recovery period of several weeks, and possibly post-op scarring from incisions and post-op infections. During clinical studies, 97% of first-time endovenous laser treatment treatments in clinical trials have been successful. A second endovenous laser treatment has successfully resolved the remaining cases.

         We developed our EVLT(TM) product line as a complete clinical solution and marketing model, including a laser, disposable kit, and a training and a marketing plan, to assist physicians and clinics in responding to the demand for treatment of varicose veins in a minimally invasive manner. EVLT(TM) is attractive to physicians because it's a rapid treatment for patients, reduces costs by up to 50%, is an efficient use of resources, reduces the rate of complications and we believe that patients will request this treatment. Also, EVLT(TM) is considered a non-cosmetic procedure that is reimbursable by health insurance providers if the treating physician is knowledgeable about the reimbursement system and obtains preapproval.

         In September 2001, we were the first company to receive the CE mark of the European Economic Union for approval for endovenous laser treatment, with respect to marketing EVLT(TM) in Europe.

         On January 22, 2002, we became the first company to receive FDA clearance for endovenous laser treatment, with respect to marketing EVLT(TM) in the United States.

         3.  FIBERS AND DISPOSABLE ITEMS.

         We also provide the health care industry with the optical fiber, which is the necessary system that delivers the laserlight during surgical, photodynamic therapy and endovenous laser treatment procedures. These sterile fibers, typically used only once, can generate a steady stream of revenue.

         The potential market for fibers and disposable items is driven by the adoption rate of the specific clinical procedure. We have and will continue to generate a disposable market by developing and promoting specific procedures, such as photodynamic therapy and endovenous laser treatments. As the volume of PDT(TM) increases and as EVLT(TM) replaces the more expensive vein-stripping procedure, so will the volume of fibers used in these treatments. As a result, we believe that our revenue stream is likely to increase.

         4.  OTHER APPLICATIONS.

         Our technologies are also used in general surgical applications as well as in dental applications. While our focus is on the development of specific applications, such as cancer treatment with PDT(TM) and varicose vein treatment with EVLT(TM), other medical applications can be, and are being, performed with our lasers. As our laser and fiber technology is sufficiently versatile, that users may employ our technology for other surgical procedures. Potential applications that we may address include:

         NASAL POLYPECTOMY: Nasal polyps are usually benign growths in the nose, which are removed with the laser with minimal bleeding and quick recovery period.

         TURBINATE REDUCTION: The turbinates are structures in the nose which can become enlarged due to conditions such as allergies and obstruct the airways. The laser can be used to reduce their size and clear the blockage. Other nasal procedures include: Ethmoidectomy, Meatal antrostomy, Maxillary endo-sinus surgery. These various procedures involve the removal of blockages, opening up of the various airways and gaining access to various structures within the nose.

         DACRYOCYSTORHINOSTOMY (DCR): Tear ducts take tears from the corner of the eye down into the nose. Blockage of the tear ducts results in watery eyes. The laser fiber can be used down the tear duct to reopen the channel into the nose and resolve the problem. This simple procedure can be performed under local anaesthetic, is less traumatic than conventional surgery and leaves no surgical scarring.

         ONTOLOGICAL SURGERY: By carbonizing the end of the fiber, the trapped laser energy heats up the tip producing in effect a tiny `hot knife', which can be used, for cutting away tissue in a variety of conditions in the ear. The fine tip size makes it a very controllable tool. Applications include Stapedotomy and Stapedectomy (treatments involving the auditory bones in the ear to correct hearing problems) , Myringotomy (incision in eardrum to relieve pressure from infection), Cholesteatoma and Acoustic neuroma (benign growths in the ear which are removed).

         UVULOPALATOPLASTY (LAUP): Reshaping of the soft palate and uvula at the back of the mouth is done in severe cases to reduce snoring and can be performed in one session using a fine sculpted tip fiber. The coagulated area surrounding the incision ensures virtually no blood loss, faster patient recovery and minimal post-operative nursing requirements.

         VAPORIZATION OF TUMORS: Areas of abnormal tissue due to inflammation or infection can be destroyed or reduced in size with heat energy. The laser delivers this in a very controllable way with a known depth of effect, which avoids damage to surrounding structures.

         GASTRO-INTESTINAL CANCER: Cancer in the gullet will grow and block the tube stopping the patient from swallowing. The cancer can be reduced in size and the tube reopened using the laser. This relieves the symptoms allowing the patient to eat fairly normally often returning home. It does not cure the cancer but produces a temporary improvement in quality of life.

         VASCULAR LESIONS: Although seen as primarily a cosmetic problem, vascular and pigmented lesions can have a profound effect on lifestyle especially when they occur in young people. For many years lasers have been used to deal with such lesions with a high degree of success. Such treatments are simple to perform and the nature of the laser light allows for a high degree of precision while side effects are kept to a minimum. The laser can be used by shining it through the skin (transdermally) to reduce the lesions' appearance. Delivery of the laser energy is simplified by a range of specially designed hand pieces.

         There may be one or more common pathways for the development of products for these potential applications. In general, however, each of them will require extensive preclinical studies, successful clinical trials and cleared PMA's or 510(k)'s before we can generate significant revenues from them. We may rely on third parties, including our collaborative partners, to design and conduct any required clinical trials. If, we are not able to find appropriate third parties to design and conduct clinical trials, and if we do not have the resources to administer clinical trials in-house, this process may become even more lengthy and expensive. Since we do work with third parties, those parties generally maintain certain rights to control aspects of the application development and clinical programs. Our business depends in part on our ability to obtain regulatory approval for expanding applications and uses of our products. Therefore, delays or other related problems may adversely affect our ability to generate future revenues.

         We may rely on third parties, including our collaborative partners, to design and conduct any required clinical trials. In the future, we may not be able to find appropriate third parties to design and conduct clinical trials or we may not have the resources to administer clinical trials in-house. Therefore, this process may become even more lengthy and expensive. Moreover, our collaborative partners have certain rights to control aspects of the application development and clinical programs. As a result, these programs might not be conducted in the manner we currently contemplate. Since our business' success is heavily dependent upon our ability to achieve regulatory approval for the applications and uses of our products, our revenues may be adversely affected by delays or other related problems.

         Data already obtained from preclinical studies and clinical trials of our products under development does not necessarily demonstrate that favorable results will be obtained from future preclinical studies and clinical trials. A number of companies in the medical devices industry, as in the pharmaceutical industry, have suffered setbacks in advanced clinical trials, even after promising results in earlier trials.

         5.  ORIGINAL EQUIPMENT MANUFACTURING.

         Our technology and manufacturing capability has attracted OEM partners. In the typical OEM relationship, we produce the laser and other products to the OEM's specifications, which will then be marketed under the OEM's label. Our most prominent OEM relationship is with Olympus in Japan, which is using our technology for surgical and dental applications. In addition we have a long-term partnership with Dentek Lasersystems Vertriebs GmbH, which is using our laser module for dental applications.

MANUFACTURING

         We manufacture our products with components and subassemblies that our subcontractors supply. We assemble and test each of our products at our Cambridge, England facility. Ensuring adequate inventory, continuous cost reduction and superior product quality are top priorities of our manufacturing operations. To achieve our goals, we:

         o work closely with our research and development, and sales and marketing teams; and
         o effectively manage a limited number of the most qualified suppliers.

         We use a variety of materials, including mechanical, electronic, optical components and subassemblies for the lasers, plus other materials that our customers purchase for direct consumption, such as fibers and kits. With the lasers constructed in the UK, local high-quality sources of supply are utilized for metalwork components and subassemblies. We procure standard off-the-shelf-electronic components from various UK suppliers. Because of their complexity, high quality requirements and relatively low volumes we choose to procure our optical components from a single source. We also use a number of different laser diodes for our various products. The diodes are also currently single-sourced, although we are currently exploring available opportunities for dual sourcing. Currently, the majority of these suppliers are located in Japan and Europe. In addition, we purchase the fibers contained in our clinical solution kits, and those fibers required to support our FibersDirect.com business, from suppliers in the US. During 2001, our principal supplier of diodes which we used to manufacture lasers was HPD, and our principal suppliers of materials which we used to manufacture fibers were Pioneer, Inc. and Laser Peripherals. Because most of our raw materials and components are available from various sources, we are currently developing qualified backup suppliers for each of these resources.

         Lead times for components and materials may vary significantly depending on the size of the order, specific supplier requirements and current market demand for the components. Inability of our suppliers to meet our requirements on a timely basis, could interrupt our production until we obtain an alternative source of supply. To date, we have not experienced significant delays in obtaining any of our products.

         We are required to manufacture our products to comply with the international standard ISO 13485:2001 and the FDA's Quality System Regulations, or "QSR." The ISO 13485 and QSR cover the methods and documentation of the design, testing, control, labeling, packaging, storage and shipping of our products. Our manufacturing facility is subject to periodic audits by a notified body to maintain its ISO approval, and is also auditable by the FDA. Our failure to maintain compliance with the ISO 13485 and QSR requirements could result in the shut down of our manufacturing operations and the recall of our products. If one of our suppliers were not to maintain compliance with our quality requirements, we might have to qualify a new supplier and could experience manufacturing delays as a result.

         In November 1999, we became certified to manufacture in the United Kingdom and upgraded to ISO 13485 in 2001.

SALES AND MARKETING

         Diomed began selling its products in the US in 1998, and as a result, the Company has limited sales and marketing experience in the US market. We sell, market and distribute our products and services through independent sales representatives, or "ISRs". ISRs are independent contractors and not employees. Our ISRs commit to achieving certain minimum sales targets, and we compensate them on a commission only basis. We formally implemented our strategy of using ISRs in the later half of 2001, before the FDA approved our EVLT(TM) product. We are currently evaluating our ISR infrastructure and expect to hire sales employees to help expand our sales and to focus on key markets and customers. Diomed will not, however, know the overall effectiveness of its ISR infrastructure until the ISRs demonstrate whether they can meet or exceed the minimum sales targets for EVLT(TM), now that the FDA has approved it. We intend to closely monitor EVLT(TM) sales activities and are considering hiring sales employees for EVLT(TM) in appropriate markets to supplement ISRs in those markets.

         In November 2000, we formed FibersDirect.com, a U.S. business unit that promotes, sells and distributes optical fibers and other optical-delivery system accessories for clinical applications directly to clinical end users. Acting as an e-commerce and direct marketing conduit, FibersDirect.com distributes fibers directly from the manufacturer to the end-user. The resulting savings in distribution costs can significantly contribute to both lower prices for end-users, and increased profitability and margins for us. Our OPTIGUIDE(R) fibers, used in photodynamic therapy cancer treatments, are promoted, sold and distributed via FibersDirect.com. When the FDA approved EVLT(TM) in January, 2002, FibersDirect.com also began to promote, sell and distribute fibers used in EVLT(TM) procedures.

         Internationally, we sell, market and distribute our products and services through a network of distributors in Europe, the Middle East, South America, Central America and Asia. We typically commit our distributors to minimum sales targets. In addition, we develop and maintain strategic marketing alliances. These alliances exist under agreements with include Olympus ProMarketing, Inc., Axcan Pharma, Inc., Dentek Lasersystems Veritriebs GmbH, Pharmacyclics Inc. and DUSA Pharmacyclics, Inc., for certain products and market segments.

         We target our marketing efforts to physicians through office visits, trade shows and trade journals, and to consumers through glossy brochures and the Company's websites, the intent being that consumer awareness will increase demand for the treatment mothodologies we address and for our products. Our sales philosophy includes establishing strong collaborations with well-known people in the industry regarding our technology platforms, compiling substantive clinical data and supporting the publication of peer review articles. Currently, we are the only endovenous laser treatment manufacturer to have peer review articles published in scientific journals, such as The Journal of Vascular and International Radiology and Dermatologic Survey. With respect to EVLT(TM), we believe that we have collected more clinical data regarding our products and their application then any of our competitors in the entrovenous laser treatment market.

         In fiscal years 2000 and 2001, approximately 35% of our revenues have been dependent upon a few major customers. Going forward, we believe that our overall dependence on any individual customer or group of customers will decrease, as more of our revenues will derive from sales of EVLT(TM) directly to individual physician practices and less to large-scale distributors.

COMPETITION

         The medical device industry is highly competitive and regulated, and is subject to rapid and substantial technological change. We compete primarily on the basis of performance, brand name, reputation and price. Developments by others, both public and private, may render our products under development or existing technologies noncompetitive or obsolete, or we may be unable to keep pace with technological developments and other market factors. Existing and potential competitors may develop products and clinical solutions that could prove to be more effective, safer or less costly than our products and clinical solutions. Many of these competitors have significantly greater financial and human resources than we do, and have established reputations as well as worldwide distribution channels that are more effective than ours. Such competition involves an intensive search for technological innovations and the ability to market these innovations effectively. The introduction of new products and clinical applications by competitors may result in price reductions, reduced margins, loss of market share and product replacements, even for products protected by patents. There can be no assurance that competitors, many of which may have made substantial investments in competing technologies, would not prevent, limit or interfere with our ability to make, use or sell our products either in the United States or in international markets. To compete effectively in the marketplace, we require the financial resources to effectively support our activities in the following key areas: research and development, regulatory compliance, quality control, sales and marketing, distribution and a technical-information and training services.

         In the cancer treatment market, our competitors include manufacturers and marketers of surgical and radiation therapy devices, and all the pharmaceutical companies that provide various drugs used in chemotherapy and immunotherapy. Within the specific photodynamic therapy market, Lumenis, Laserscope and Biolitec are our main competitors. However, we currently have the only approved diode laser in the U.S. for photodynamic therapy cancer applications, which is used in conjunction with Axcan Pharma's Photofrin drug for late stage lung and esophagus cancers.

         We also face competition from current widespread treatment practices, including surgery, chemotherapy and radiation. Since most PDT(TM) cancer treatments are still in clinical trials, no long-term safety or efficacy data is available. As a result, cancer patients may be more likely to choose proven traditional forms of treatment.

         We expect that our principal methods of competition with other photodynamic therapy support companies will be based upon such factors as:

         o the ease of administration of our partners' photodynamic therapy methodologies;
         o    the degree of generalized skin sensitivity to light;
         o    the number of required doses;
         o    the safety and efficacy profile;
         o the selectivity of photodynamic therapy drug for the target lesion or tissue of interest;
         o    the type and cost of our light systems; and
         o    the cost of our partners' drug.

         Increased competition could result in:

         o    price reductions;
         o    lower levels of third-party reimbursements;
         o    failure to achieve market acceptance for our PDT(TM)product line;
              and
         o    loss of market share.

         In the vein treatment market, our competitors include manufacturers and marketers of surgical and radiofrequency devices, and pharmaceutical companies that provide drugs used in sclerotherapy and other vascular diseases. Within the specific endovenous laser treatment market which our EVLT(TM) products serve, Lumenis, Biolitec A.G. and Dornier MedTech are potentially our main competitors for surgical diode lasers. However, those companies do not currently have regulatory approval for endovenous laser treatment in the U.S.

PATENTS, TRADEMARKS AND PROPRIETARY TECHNOLOGY

         We hold U.S. and international patents for inventions in the following areas: solid state laser diode light source, high power light source, laser diode drive circuit, peltier-cooled apparatus and methods for dermatological treatment and medical spacing guide. These patents expire from 2011 to 2018. Diomed has exclusively licensed technology for optical fiber diffusers under a royalty-bearing license from Health Research, Inc. having a term that expires in 2010, although Health Research may terminate the license prior to expiration if we breach its terms.

         We have received trademark registrations from the U.S. Patent and Trademark Office for the trademarks "Diomed" and "OPTIGUIDE." We have initiated trademark registrations for "PDT," "EVLT" and "Summer Legs" as trademarks and/or service marks, but we have not yet received registrations in respect of these particular marks. We registered various domain names, including diomedinc.com, diomed-lasers.com, fibersdirect.com, fibresdirect.com, summerlegs.com and evlt.com.

         Our proprietary technology includes:

         o a device for scanning laser beams in a pre-defined pattern across the patient's skin.
         o    an enclosure for protecting laser diodes and modules.
         o a low cost method for measuring the light from optical fibers of differing geometry (under development).
         o    a common platform for laser diodes of different wavelengths.
         o    a user interface that is appropriate to the clinical setting.
         o a monolithic optical geometry for implementing the patented technology
         o a means for driving the laser diodes that provides a wide dynamic range; and
         o a means for efficiently removing heat from the diodes thereby allowing the instrument to operate with standard line power as the only service.

         The patent position of medical device companies generally is highly uncertain. Some of the risks and uncertainties include:

         o the patent applications owned by or licensed to us may not result in issued patents;
         o our issued patents may not provide us with proprietary protection or competitive advantages;
         o our issued patents may be infringed upon or designed around by others;
         o our issued patents may be challenged by others and held to be invalid or unenforceable; o the patents of others may have a material adverse effect on us; and
         o    significant time and funds may be necessary to defend our patents.

         We are aware that our competitors and others have been issued patents relating to optical fibers and laser devices. In addition, our competitors and others may have been issued patents or filed patent applications relating to other potentially competitive products of which we are not aware. Further, in the future our competitors and others may file applications for patents, or otherwise obtain proprietary rights to technology that can be used for such products. These existing or future patents, applications or rights may conflict with our patents or applications. These conflicts could result in a rejection of our or our licensors' patent applications or the invalidation of issued patents, any of which could have a material adverse effect on our ability to focus on the development or marketing of these applications. If conflicts occur, or if we believe that other products may infringe on our proprietary rights, we may pursue litigation or other legal remedies, or may be required to defend against litigation. Legal proceedings may materially adversely affect our competitive position, and we may not be successful in any such proceeding. Litigation and other proceedings can be expensive and time consuming, regardless of whether we prevail. This can result in the diversion of substantial financial, managerial and other resources from other activities. An adverse outcome could subject us to significant liabilities to third parties or require us to cease any related research and development activities or product sales. Some of the risks and uncertainties include:

         o we may be required to obtain licenses under dominating or conflicting patents or other proprietary rights of others;
         o these licenses may not be made available on terms acceptable to us, if at all; and
         o if we do not obtain such licenses, we could encounter delays or could find that the development, manufacture or sale of products requiring such licenses is foreclosed.

         We also seek to protect our proprietary technology and processes in part by confidentiality agreements with our collaborative partners, employees and consultants. These third parties may breach their agreements with us, and we may not have adequate remedies for their breach. Also, competitors may independently learn or discover our trade secrets.

GOVERNMENT APPROVAL

         The FDA and comparable international regulatory bodies regulate our medical device products and their applications. The FDA governs, among other things, the following activities that we or our partners perform:

         o    product design and development;
         o    product testing;
         o    product manufacturing;
         o    product labeling;
         o    product storage;
         o    premarket clearance or approval;
         o    advertising and promotion; and
         o    product sales and distribution.

         Unless an exemption applies, each medical device we wish to commercially distribute in the U.S. will require either prior clearance by the FDA on the basis of what is called a "510(k) application," or a premarket approval application, or "PMA." The FDA classifies medical devices that are manufactured or sold in the U.S. into one of three classes. Devices deemed to pose lower risks are placed in either class I or II, which requires the manufacturer to submit to the FDA a premarket notification requesting permission to commercially distribute the device. This process is generally known as 510(k) pre-market notification. Some low risks devices are exempted from this requirement. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device, are placed in class III, requiring premarket approval upon a PMA submitted by the applicant.

         Our laser devices require either 510(k) or PMA approval, depending on the clinical application. These devices generally qualify for clearance under 510(k) procedures. We are the first diode laser manufacturer to receive FDA clearance for use of lasers in photodynamic therapy cancer treatments, and the first company to receive FDA clearance for use of lasers and related applications in endovenous laser treatment . In August 2000, Axcan Pharma, Inc. and Diomed, Inc. received regulatory approval for our 630nm laser and OPTIGUIDE(R) fiber, and Axcan's Photofrin drug used in the cancer treatment for late stage lung and esophageal cancers. On January 22, 2002, we received FDA clearance for use of endovenous laser treatment in the U.S., in respect of our EVLT(TM) product line, making Diomed the first company to receive FDA clearance for this modality and use. Specifically, the FDA approved Diomed's EVLT(TM) surgical laser and procedure kit as intended for use in coagulation of the greater sapphous vein of the thigh in patients with varicose veins, and the FDA specifically found that the FDA would not require Diomed to submit a PMA for this use.

         To obtain 510(k) clearance, we must submit a premarket notification demonstrating that our proposed device is substantially equivalent to a previously cleared 510(k) device or a device that was in commercial distribution before May 28, 1976 (the date that the FDA called for the submission of PMAs). The FDA's 510(k) clearance review has recently taken from three to twelve months from the date the application is submitted, but it can take significantly longer.

         After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or, alternatively, could require premarket approval. The FDA requires each manufacturer to make this determination initially, but the FDA can review any such decision and can disagree with a manufacturer's determination. If the FDA disagrees with a manufacturer's determination, the FDA can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or obtain premarket approval. If the FDA requires us to seek 510(k) clearance or premarket approval for any modifications to a previously cleared product, we may be required to cease marketing or recall the modified device for the unapproved, or so called "offlabel," use until we obtain this clearance or approval. Also, under these circumstances, we may be subject to significant regulatory fines or penalties.

         We must submit a PMA to the FDA if we are not permitted to clear the device through the 510(k) process. We must support our PMA with extensive data, including technical, preclinical studies, clinical trials, manufacturing and labeling, to demonstrate the safety and efficacy of the device, to the FDA's satisfaction.

         After we file a PMA, the FDA conducts an in-depth review of the submitted information. This review generally takes one to three years, but may take significantly longer. During this review period, the FDA may request additional information or clarification of information provided. Also during the review period, in many cases an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. In addition, the FDA will conduct a pre-approval inspection of our manufacturing facility to insure compliance with its quality system regulations (known as Good Manufacturing Practices, or "GMP"). The FDA requires new PMAs or application supplements for significant modifications to the manufacturing process, labeling and design of a device that is approved through the premarket approval process. Premarket approval supplements often require submission of the same type of information as a PMA, except that the supplement may be limited to information needed to support any changes from the device covered by the original PMA, and may not require as extensive clinical data or the convening of an advisory panel.

         We expect that any additional applications that we may seek for our existing laser products will require premarket approval. The FDA requires premarket approval for each specific clinical procedure.

         The FDA generally requires at least one clinical trial to support a PMA, and occasionally requires clinical trials to support a 510(k) premarket notification. These trials generally require submission to the FDA of an application for investigational device exemption, or "IDE." We must support the IDE application with appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The FDA must approve the application in advance for a specified number of patients, unless the FDA deems the product to be a non-significant risk device and eligible for more abbreviated IDE requirements. Clinical trials for a significant risk device may begin once the FDA and the appropriate institutional review boards at the clinical trial sites clear the application. Future clinical trials of our products may require that we submit and obtain clearance of an IDE from the FDA prior to commencing clinical trials. The results of clinical testing may not be sufficient to obtain clearance or approval of a new intended use of our device.

         After a device is placed on the market, numerous regulatory requirements apply. These include:

         o quality system regulations, which require manufacturers to follow design, testing, control, documentation and other quality assurance procedures during the manufacturing process;
         o labeling regulations, which prohibit the promotion of products for uncleared or unapproved (off-label); and
         o medical device reporting regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur.

         Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include one or more of the following sanctions:

         o    fines, injunctions and civil penalties;
         o    recall or seizure of our products;
         o operating restrictions, partial suspension or total shutdown of production;
         o refusing our requests for 510(k) clearance or premarket approval of new products or new intended uses;
         o withdrawing 510(k) clearance or premarket approvals that are already granted; and
         o    criminal prosecution.

         We are also regulated under the Radiation Control for Health and Safety Act, which requires laser products to comply with performance standards, including design and operation requirements, and manufacturers to certify in product labeling and in reports to the FDA that their products comply with all such standards. The law also requires laser manufacturers to file new product reports and annual reports, maintain manufacturing, testing and sales records, and report product defects. We must affix various warning labels and install certain protective devices, depending on the class of the product.

         Foreign governmental regulations, which vary substantially from country to country, govern international sales of medical devices. The time required to obtain clearance or approval by a foreign country may be longer or shorter than that required for FDA clearance or approval, and the requirements may be different.

         Some of the risks and uncertainties of international governmental regulation include:

         o foreign regulatory requirements governing testing, development, marketing, licensing, pricing and/or distribution of drugs and devices in other countries;
         o our products may not qualify for the centralized review procedure or we may not be able to obtain a national market application that would be accepted by other European Union, or "EU," member states;
         o our devices must also meet the new Medical Device Directive that became effective in Europe in 1998. The Directive requires that our manufacturing quality assurance systems and compliance with technical essential requirements be certified with a "CE Mark" authorized by a registered notified body of an EU member state prior to free sale in the EU; and
         o registration and approval of a photodynamic therapy products in other countries, such as Japan, may include additional procedures and requirements, nonclinical and clinical studies, and may require the assistance of native corporate partners.

         These uncertainties could cause delays in our products entering the international market or cause our expenses to increase significantly.

         The primary regulatory environment in Europe is that of the European Union, which consists of fifteen countries encompassing most of the major countries in Europe. Other countries, such as Switzerland, have voluntarily adopted laws and regulations that mirror those of the European Union with respect to medical devices. The European Union has adopted numerous directives and standards regulating the design, manufacture, clinical trials, labeling and adverse event reporting for medical devices. Devices that comply with the requirements of a relevant directive will be entitled to bear CE conformity marking, such as that issued by the British Standards Institute, indicating that the device conforms with the essential requirements of the applicable directives and, accordingly, can be commercially distributed throughout Europe. The method of assessing conformity varies depending on the class of the product, but normally involves a combination of self-assessment by the manufacturer and a third-party assessment by an official body. This third-party assessment may consist of an audit of the manufacturer's quality system and specific testing of the manufacturer's device. An assessment in one country within the European Union is required in order for a manufacturer to commercially distribute the product throughout the European Union. ISO 9001 certification is one of the CE Mark certification requirements. In November 1999, our facility was awarded ISO 9001 and EN 46001 certification, thereby allowing us to apply the CE mark to our products and market them throughout the European Union. In September 2001, we were the first company to receive the CE mark of approval for marketing endrovenous laser therapy products in Europe.

THIRD PARTY REIMBURSEMENT

         Securing reimbursement for our existing and future products is critical to our success. In the U.S., health care providers generally rely on third-party payors, principally private health insurance plans, Medicare and Medicaid, to reimburse all or part of the cost of procedures in which medical devices are used. However, we cannot assure that PDT(TM) and EVLT(TM), and future products that we develop in connection with photodynamic therapy, endovenous or other medical and clinical procedures, will be reimbursed, or that the amounts reimbursed would be adequate to provide us with acceptable profits.

         The current cost reduction orientation of the third-party payor community makes it exceedingly difficult for new medical devices and surgical procedures to obtain reimbursement. Often, it is necessary to convince these payors that the new devices or procedures will establish an overall cost savings compared to currently reimbursed devices and procedures. We believe that EVLT(TM) may offer an opportunity for payors to reduce the costs of treating varicose vein patients by possibly reducing significantly the number of vein stripping procedures performed. While we believe that EVLT(TM) possesses economic advantages that will be attractive to payors, we cannot assure that they will make reimbursement decisions based upon these advantages.

         Reimbursement by third-party payors is often positively influenced by the existence of peer-reviewed publications of safety and efficacy data. In regards to EVLT(TM), Diomed currently exceeds the competition in the magnitude of clinical data it has compiled, and is currently the only company to have peer-reviewed articles published in scientific journals, such as The Journal of Vascular and Interventional Radiology and Dermalogic Survey.

         Reimbursement systems in international markets vary significantly by country and, within some countries, by region. Reimbursement approvals must be obtained on a country-by-country basis or a region-by-region basis. In addition, reimbursement systems in international markets may include both private and government-sponsored insurance. We cannot be certain that we will be able to continue to obtain such approvals in a timely manner, if at all. If we fail to receive acceptable levels of international reimbursement approvals, market acceptance of our products is likely to be adversely affected.

         Nevertheless, the efforts of governments and third-party payors to contain or reduce the cost of healthcare will continue to affect our business and financial condition as a medical device company. In foreign markets, pricing or profitability of medical products and services may be subject to government control. In the U.S., we expect that there will continue to be federal and state proposals for government control of pricing and profitability. In addition, increasing emphasis on managed healthcare has increased pressure on pricing of medical products and will continue to do so. These cost controls may have a material adverse effect on our revenues and profitability, and may affect our ability to raise additional capital.

         In addition, cost control initiatives could adversely affect our business in a number of ways, including:

         o decreasing the price we, or any of our partners or licensees, receive for any of our products;
         o preventing the recovery of development costs, which could be substantial; and
         o    limiting profit margins.

PRODUCT LIABILITY RISK

         Our development of innovative solutions exposes us to significant inherent, industry-wide risks of allegations of product liability. Patients or others who use or sell our product may make these claims.

         The following are some of the risks related to liability and recall:

         o we are subject to the inherent risk that a governmental authority or third party may require the recall of one or more of our products;
         o if we obtain insurance coverage in the future, this coverage may not be available at a reasonable cost if at all, or in amounts sufficient to protect us against claims that may be made; and
         o liability claims relating to our products or a product recall could adversely affect our ability to obtain or maintain regulatory approval for our products and their applications.

NUMBER OF EMPLOYEES

         As of December 31, 2001 we employed a total of 49 full-time employees, with seven employees in marketing and sales, six employees in research and development, 16 employees in manufacturing, four employees in regulatory and quality control, three employees in service, and 13 employees in general and administrative. General and administrative includes finance, information technology, human resources, order processing and management. 40 employees are based at Diomed Ltd, our wholly-owned subsidiary in Cambridge, England, where manufacturing, international sales and the bulk of marketing operations are conducted. In the US, there are nine employees, including seven at our headquarters in Andover, MA, where most of our Senior Management team is based, and two employees for sales and service management based in other strategic locations. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. None of our employees is represented by a labor union and we believe our employee relations are good.

ITEM 2.  DESCRIPTION OF PROPERTY.

         We own no real property. We occupy 20,500 square feet of office, manufacturing, and research and development space in Cambridge, UK under a lease expiring in April 2024. The Company, however, has the option to terminate the lease agreement at the end of 15 years. If the Company chooses not to exercise its termination option, the lease agreement will continue for the remaining 10 years. We have sublet a portion of this space. We also occupy 2,563 square feet of office space in Andover, Massachusetts under a lease expiring in June 2004. We believe that these facilities are in good condition and are suitable and adequate for its current operations.

ITEM 3.  LEGAL PROCEEDINGS

         On October 22, 2001, MBG Technologies, Inc. and its United Kingdom subsidiary Ci-Tec UK Ltd. filed an action, entitled MBG Technologies, Inc. et al. v. Diomed, Inc., et al, Superior Court of the State of California, County of Orange, Case No. 01CC 13525, against us and our UK subsidiary, Diomed Ltd. MBG alleges we disclosed trade-secret information. The trade secrets relate to `the development and distribution of information for non-coherent light sources...' and MBG alleges that we disclosed this information to MBG's competitor, Efos. We deny these allegations. MBG seeks compensatory and punitive damages in an unspecified amount, but apparently at least $80,000, and an injunction against further disclosures by us of MBG's trade secrets. On December 11, 2001, the Company removed the State Action to the United District Court for the Central District of California, Southern Division, where it is now pending as Case No. SA 01-1190 GLT. We have moved to dismiss the action and compel arbitration to address MBG's allegations. MBG has opposed this motion.

         QLT, Inc., from which we purchased the rights to OPTIGUIDE(R) in consideration for promissory notes which are convertible into common stock at our option, and which notes were partially converted by us, has communicated to us that it believes the number of shares of common stock into which we converted a portion of the notes is insufficient. This matter is discussed in greater detail in the Management's Discussion and Analysis section of this Annual Report.

         We are involved in other legal proceedings and claims of various types. While any litigation contains an element of uncertainty, management believes that the outcome of each such other proceeding or claim which is pending or known to be threatened, will not have a material adverse effect on us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On or about February 4, 2002, our predecessor solicited from its stockholders a consent to change its name to Diomed Holdings, Inc. The holders of 5,623,900 shares of our predecessor's common stock, representing 61% of the outstanding shares, provided their consent and on February 11, 2002, our predecessor's name was changed accordingly.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Since February 22, 2002, our common stock has been listed on the American Stock Exchange under the symbol "DIO". Between November 2001 and February 22, 2002, our stock was quoted on the OTC Electronic Bulletin Board. Prior to being quoted on the OTC Bulletin Board, there was no market for our common stock. The following table sets forth for the periods indicated the high and low bid price information for the common stock as reported on the American Stock Exchange and the Over-the-Counter Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

          PERIOD                                   HIGH           LOW
          ------                                   -----         -----
          February 22 to March 22, 2002            $9.00         $3.86
          January 16 to February 21, 2002          $1.01         $0.70
          Fourth Quarter 2001                      $1.00         $0.77

         On March 22, 2002, the closing bid price on the American Stock Exchange for the Company's common stock was $4.10. As of March 22, 2002 there were 98 holders of record of our common stock (a substantial number of which are nominees for other persons).

         It is our present policy not to pay cash dividends and to retain future earnings to support our growth. We do not anticipate paying any cash dividends in the foreseeable future.

DESCRIPTION OF SECURITIES

         References in the following description are to securities of Diomed Holdings, unless otherwise stated or readily indicated by context.

         Our authorized capital stock consists of 80,000,000 shares of common stock, par value $.001 per share, and 5,000,000 shares of preferred stock, par value $.001 per share, of which we have designated 4,300,000 shares as shares of Class A Stock. As of March 22, 2002, there were 14,200,000 shares of common stock issued and outstanding,(2) and 3,691,422.5 shares of Class A Stock issued and outstanding (which, subject to certain conditions, are convertible into 14,765,690 shares of common stock). As of March 22, 2002, there were also outstanding options to purchase up to 483,967.5 shares of Class A Stock (convertible into 1,935,870 shares of common stock), and outstanding warrants to purchase up to 30,481 shares of Class A Stock (convertible into 121,924 shares of common stock).

         The following description of our capital stock does not purport to be complete and is subject to and qualified by our Articles of Incorporation and By-laws, which are included as exhibits to this report, and by the provisions of applicable Nevada law.

COMMON STOCK
         Subject to preferences that may be applicable to any rights of holders of outstanding stock having prior rights as to dividends, the holders of outstanding shares of our common stock are entitled to receive dividends out of assets legally available therefor at such times and in such amounts as the board of directors from time to time may determine. Holders of our common stock are entitled to one (1) vote for each share

-----------
(2) Prior to the Merger, there were 9,200,000 shares of common stock issued and outstanding. In connection with the Merger, we issued an additional 5,000,000 shares of common stock to 46 investors in a private offering for $2.00 per share.

held on all matters submitted to a vote of the stockholders. No cumulative voting with respect to the election of directors is permitted by the Articles of Incorporation. The common stock is not entitled to preemptive rights and is not subject to conversion or redemption. Upon our liquidation, dissolution or winding-up, the assets legally available for distribution to stockholders are distributable ratably among the holders of the common stock after payment of liquidation preferences, if any, on any outstanding stock having prior rights on such distributions and payment of other claims of creditors. Each share of common stock outstanding as of the date of this Annual Report is validly issued, fully paid and nonassessable.

PREFERRED STOCK
         The Company's board of directors is authorized, subject to any limitations prescribed by Nevada law, to issue preferred stock. The board of directors can fix the rights, preferences and privileges of the shares and any qualifications, limitations or restrictions thereon. The board of directors may authorize the issuance of preferred stock with voting or conversion rights that could adversely affect the voting power or other rights of the holders of common stock. Each share of preferred stock outstanding as of the date of this Annual Report is validly issued, fully paid and nonassessable.

         The issuance of preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes could, among other things, under certain circumstances, have the effect of delaying, deferring or preventing a change in control of the Company. The issuance of preferred stock may adversely affect the rights of our common stockholders by, among other things:

         o    restricting dividends on common stock;
         o    diluting the voting power of the common stock;
         o    impairing the liquidation rights of the common stock; or
         o delaying or preventing a change in control without further action by the stockholders.

         The Company has designated 4,300,000 shares of its preferred stock as Class A Stock. The Class A Stock has rights that are identical to the rights of the Company's common stock, except as follows:

         o Each share of Class A Stock is convertible into four (4) shares of common stock, subject to customary adjustment including in the event of any stock splits, combinations or reclassifications.

         o Each share of Class A Stock issued in the Merger is convertible into common stock at the following rate, based upon the effectiveness of a registration statement to be filed by the Company registering for resale shares of its common stock issued in its private placement at the time of the Merger and into which shares of the Class A Stock are convertible:

              - at the end of the second full month after the effectiveness of the registration statement, five percent (5%) of the shares of the Class A Stock issued to the former Diomed stockholders in the Merger will automatically convert into common stock;

              - at the end of each month after the second full month after the effectiveness of the registration statement through the twenty-third full month after the month in which the registration statement became effective, an additional five percent (5%) of the Class A Stock issued in the Merger will automatically convert into common stock; and

              - in all events, and whether or not the SEC has declared the registration statement effective, at the end of the twenty-fourth full month after the effectiveness of the registration statement, the balance of the Class A Stock not theretofore converted into shares of the common stock shall automatically be converted into common stock.

         o Our board of directors has the discretion, subject to the satisfaction of certain conditions precedent, to postpone and/or terminate the restrictions on conversion of Class A Stock. Subsequent transferees of the Class A Stock shall also be subject to the restrictions on conversion.

         o Each share of Class A Stock votes on an "as converted" basis (currently, four (4) votes per share).

         o Each share of Class A Stock shares ratably in distributions, either as dividends are paid or upon liquidations of the Company, with shares of the Company's common stock, except that amounts payable with regard to the Class A Stock are four times the amount payable with regard to the common shares.

         o Until the anticipated recapitalization of the Company discussed below occurs, the Company may not engage in certain merger or other significant business combination transactions, incur secured debt in excess of $1,000,000 or create superior classes of preferred stock without the consent of the holders of 66-2/3% of the outstanding shares of Class A Stock.

         The Company anticipates that it will reorganize itself as a Delaware corporation. At that time it plans to recapitalize the Class A Stock by (i) reducing the conversion rights so that each share of the Class A Stock converts into one share of the common stock, (ii) limiting the voting, dividend and liquidation rights to a one-to-one equivalence with the shares of the Company's common stock and (iii) distributing shares of the modified preferred stock to the holders of the Class A Stock at the rate of four new shares for each existing share. This adjustment to capital will result in that number of shares of Class A Stock after the Company becomes a Delaware corporation being equal to the number of shares of common stock into which the Class A Stock may be converted, and that such shares of Preferred Stock. Our proposed reorganization into a Delaware corporation is subject to certain conditions, such as the approval of our shareholders and the approval of the American Stock Exchange.

STOCK OPTIONS AND WARRANTS
         In connection with the Merger, the Company assumed the obligations of Diomed with respect to Diomed's then-outstanding stock options and each of the two plans under which Diomed had granted these options since 1998, as well as stock options Diomed had issued prior to the adoption of its stock option plans. Accordingly, the Company assumed options representing a total of 1,789,370 shares of common stock were so as a result of the Merger. Under the 1998 plan, options representing 750,000 shares of common stock were authorized, of which 283,908 options were outstanding as of the effective time of the Merger. Under the 2001 plan, options representing 1,750,000 shares of common stock were authorized, of which 1,015,783 options were outstanding as of the effective time of the Merger. An additional 489,679 options Diomed issued to officers, other employees and consultants prior to the adoption of the 1998 plan were outstanding as of the effective time of the Merger. With respect to these non-plan options, the Merger Agreement obligates the Company, upon request of the option holders, to perform Diomed's obligations to issue shares upon the exercise of outstanding options.

         The Merger Agreement also obligated the Company to perform Diomed's obligations to issue shares upon exercise of outstanding warrants to purchase shares of Diomed Series A Preferred Stock. As of the effective time of the Merger, warrants representing a total of 30,481 shares of Diomed's Series A Preferred Stock, convertible into 121,924 shares of Diomed common stock, were outstanding, and accordingly, were assumed by the Company and now represent a total of 30,481 shares of the Company's Class A Stock, convertible into 121,924 shares of Company common stock.

         If the planned re-organization of the Company into a Delaware corporation occurs (described under the heading "Description of Securities, Preferred Stock," in this Item, above), the number of shares of preferred stock of the Delaware corporation underlying the options and warrants will increase four-fold, but the number of shares of common stock of the Delaware corporation into which these preferred shares will be convertible will remain the same as the number of shares of common stock represented by the Class A Stock, and the option and warrant exercise prices, voting rights, dividend and liquidation preference of the Delaware preferred stock will be adjusted accordingly.

ANTICIPATED REGISTRATION OF SECURITIES ISSUED IN THE MERGER
         The Company has agreed to file a registration statement with the SEC within 120 days after the Merger and to have the registration statement declared effective within 240 days after the Merger. The registration statement will cover (i) 5,000,000 shares of the Company's common stock issued in the private placement related to the Merger, (ii) 14,765,694 shares of common stock into which the Class A Stock issued in the Merger to the former Diomed stockholders convert over a period of approximately two years after the Merger and (iii) 121,924 shares of common stock issuable upon conversion of the shares of Class A Stock that are issuable upon the exercise of Diomed warrants that the Company assumed as part of the Merger. Failure by the Company to meet the requirement of effectiveness will result in a penalty payable to those stockholders who are not able, as a consequence of such failure, to sell their sales. The Company has also agreed to file, 45 days after the effectiveness of the first registration statement, a second registration statement that will cover the 1,789,370 shares of its common stock issuable upon conversion of all shares of Class A Stock that are issuable upon the exercise of Diomed options that the Company assumed as part of the Merger.

         If the Company's registration statement does not become effective, shares issued in the Merger and shares issued in the private placement will generally become tradable in the public markets one year after issuance under the SEC's Rule 144. Shares issued on the exercise of options or warrants generally become tradable one year after exercise, subject to the volume limitations, manner of sale and notice of sale limitations of Rule 144.

         After the closing of the Merger, 9,200,000 of the Company's 14,200,000 issued and outstanding shares of common stock became tradable. The 5,000,000 shares of the Company's common stock issued in the private placement are subject to certain restrictions on transfer for a period of up to two years after the effective date of the Merger, subject to customary exceptions for gifts, transfers in trust and the like.

TRANSFER AGENT AND REGISTRAR

         The transfer agent and registrar for our common stock is Corporate Stock Transfer, Inc., 3200 Cherry Creek Drive South, Suite #430, Denver, Colorado 80209. We act as our own transfer agent and registrar as to the warrants and the options.

RECENT SALES OF UNREGISTERED SECURITIES

         During 2001, Diomed Holdings made no unregistered sales of its common stock. During 2001, Diomed sold and issued the unregistered shares, notes and warrants described below, all expressed in terms of Diomed shares, and not shares of Diomed Holdings after giving effect to the Merger.

         1) On March 15, 2001, pursuant to a plan of reorganization, Diomed sold and issued, and agreed to sell and issue, securities as follows:

         (i) Diomed sold 2,000,000 shares of its Series A Preferred Stock to nine purchasers for an aggregate purchase price of $2,000,000 (each share of Series A Preferred Stock could be converted into two shares of its common stock, subject to adjustment as provided in its certificate of incorporation). The nine purchasers, the shares of Diomed Series A Preferred Stock that they purchased and the respective purchase prices paid were as follows:

                                          SHARES                  PURCHASE PRICE
                                          -------                 --------------
  Verus International Group Limited       500,000                   $500,000.00
  Verus Investments Holdings Inc.         500,000                   $500,000.00
  Winton Capital Holdings Ltd.            500,000                   $500,000.00
  Green Crescent Corporation              318,500                   $318,500.00
  James Arkoosh                            41,500                   $ 41,500.00
  George M. Lieberman                       5,000                     $5,000.00
  Marousa L. Dumaresq                      35,000                   $ 35,000.00
  Content Groove Inc.                      50,000                   $ 50,000.00
  Jack L. Rivkin                           50,000                   $ 50,000.00
                                     ----------------              ------------
                                        2,000,000.0                2,000,000.00

         (ii) Diomed committed to sell an additional 500,000 shares of its Series A Preferred Stock to Verus International, Group Limited by April 30, 2001, for an aggregate purchase price of $500,000;

         (iii) Diomed issued a put/call option under which Verus International Group Limited and Winton Capital Holdings Ltd. could elect to purchase, and Diomed could elect to require such purchasers to purchase, up to an additional 1,000,000 shares of its Series A Preferred Stock at the same purchase price of $1.00 per share. The put option expired on May 31, 2001 and the call option expired on October 31, 2001;

         (iv) Diomed issued 2,475,000 shares of its common stock in connection with the conversion by 19 noteholders of $2,475,000 in principal amount of its 9% Convertible Subordinated Notes due March 31, 2001 (which notes were amended as of March 15, 2001 to reduce the conversion price of such notes to $1.00 per share). Diomed repaid an aggregate of $225,000 principal amount of these notes that were not so converted. The 19 noteholders who converted their notes, the principal amounts of the notes they tendered to Diomed and the number of shares of Diomed common stock issued upon conversion of such notes were as follows:

                                                               PRINCIPAL
                                                                 AMOUNT
                        NOTEHOLDER                              OF NOTES             SHARES ISSUED
                        ----------                              --------             -------------
        Charles Savill                                     $     25,000.00               25,000.0
        Chris Ohlsen                                       $     25,000.00               25,000.0
        CMWL Trust                                         $    500,000.00              500,000.0
        Edward Baxter                                      $     25,000.00               25,000.0
        Hugh Moreshead                                     $     25,000.00               25,000.0
        Jeffrey Evans                                      $     25,000.00               25,000.0
        Julian Rogers-Coltman                              $     25,000.00               25,000.0
        Mark & Amanda Sater                                $     25,000.00               25,000.0
        Michael May                                        $     25,000.00               25,000.0
        Mr Robert N. Bee and/or Mrs Delores M. Bee         $     25,000.00               25,000.0
        Neil Durazzo                                       $    100,000.00              100,000.0
        Nick Burge                                         $     25,000.00               25,000.0
        Nick Robinson                                      $     25,000.00               25,000.0
        Rathbone Jersey Limited re PT635                   $  1,000,000.00            1,000,000.0
        Richard Gray                                       $     25,000.00               25,000.0
        Ross Jones                                         $     25,000.00               25,000.0
        Rupert Scott                                       $     25,000.00               25,000.0
        Verus Investments Holdings Inc.                    $    500,000.00              500,000.0
        Xavier De. La Rochefoncould                        $     25,000.00               25,000.0
                                                           ---------------            ------------
                                                           $  2,475,000.0             2,475,000.00

         (v) Diomed issued 2,000,001 shares of its common stock to the five purchasers who purchased units on August 31, 2000 in consideration of the tender to it for cancellation of all securities purchased by such purchasers from us in August 2000 (namely, 571,429 shares of its common stock and warrants to purchase 1,142,858 shares of its common stock at an exercise price of $3.50 per share) and the termination of all rights granted by it to such purchasers in connection with the August 2000 transaction. The purchasers, the numbers of shares of common stock that were reissued to them and, the numbers of shares of common stock and warrants previously issued that were respectively cancelled were as follows (rounded to whole numbers):

                                          SHARES OF             SHARES OF
                                            COMMON                COMMON              WARRANTS
                                         STOCK TO BE            STOCK TO BE            TO BE
                                           REISSUED              CANCELLED           CANCELLED
                                        -------------          -----------         --------------
       Verus Investment Holdings            771,985                220,567             441,134
       Gibralt Capital                      999,999                285,714             571,428
       James Arkoosh                         17,500                  5,000              10,000
       George Lieberman                      10,500                  3,000               6,000
       Marousa Dumaresq                     200,018                 57,148             114,296
                                        -------------          -----------         --------------
                                          2,000,001                571,429           1,142,858

         (vi) Diomed issued 708,792 shares of its common stock to five purchasers who purchased units in October 2000 in consideration of the tender to it for cancellation of all securities purchased by such purchasers from us in October 2000 (namely, 202,152 shares of its common stock and warrants to purchase 202,152 shares of its common stock at an exercise price of $3.50 per share) and the termination of all rights granted by it to such purchasers in connection with the October 2000 transaction. The purchasers, the numbers of shares of common stock that were reissued to them and, the numbers of shares of common stock and warrants previously issued that were respectively cancelled were as follows:

                                                          SHARES OF             SHARES OF
                                                            COMMON                COMMON              WARRANTS
                                                          STOCK TO BE           STOCK TO BE            TO BE
                                                           REISSUED              CANCELLED            CANCELLED
                                                          ------------          -----------           ----------
       DLG Rowlands                                          25,000.50               7,143               7,143
       Mrs. T. Norris                                        12,250.00               3,500               3,500
       HSBC Financial Services (Cayman) Limited -            81,350.50              23,243              23,243
       Trustee of The Abe-Sci Venture Fund
       Fortis Fund Services (Cayman) Ltd. -                 576,093.00             164,598             164,598
       Trustee of Sofaer Funds/SCI Global Hedge Fund
       Michael Bourne                                        14,098.00               4,028               4,028
                                                        ----------------     -------------------   ---------------
                                                            708,792.00             202,512             202,512

         Diomed issued and sold the securities in the six above-referenced transactions in reliance upon exemptions from registration under the Securities act of 1933, as amended, set forth in Section 4(2) thereof or Regulation D or Regulation S thereunder. Each purchaser represented that such purchaser was an accredited investor or not a U.S. person, and each agreed that the securities would not be resold without registration under the Securities Act or exemption therefrom. Each purchaser also represented such purchaser's intention to acquire the securities for investment only, and not with a view to the distribution thereof. Diomed affixed appropriate legends to the stock certificates issued in such transactions. Prior to making any offer or sale, Diomed had reasonable grounds to believe and believed that each purchaser was capable of evaluating the merits and risks of the investment and was able to bear the economic risk of the investment.

         2) On April 30, 2001, Diomed sold 500,000 shares of its Series A Preferred Stock to Verus International Group Limited pursuant to the commitment entered into on March 15, 2001, for a purchase price of $500,000.

         Diomed issued and sold its shares to Verus International Group Limited in the above transaction in reliance upon exemptions from registration under the Securities act of 1933, as amended, set forth in Section 4(2) thereof or Regulation D or Regulation S thereunder. The purchaser represented that it was an accredited investor, and each agreed that the securities would not be resold without registration under the Securities Act or exemption therefrom. The purchaser also represented its intention to acquire the securities for investment only, and not with a view to the distribution thereof. Diomed affixed appropriate legends to the stock certificate issued in such transactions. Prior to making any offer or sale, Diomed had reasonable grounds to believe and believed that the purchaser was capable of evaluating the merits and risks of the investment and was able to bear the economic risk of the investment.

         3) On May 31, 2001, Diomed exercised its put rights under the put/call option issued on March 15, 2001 (described under paragraph 1(iii), above) and sold 225,000 shares of its Series A Preferred Stock to four purchasers, three of which were assignees of Verus International Group Limited, for an aggregate purchase price of $225,000 in connection with the exercise of its rights. The purchasers, the numbers of shares of common stock purchased and the amounts paid were respectively as follows:

                                         SHARES
                                        PURCHASED         PURCHASE PRICE
          Winton Capital Holdings Ltd     112,500            $112,500.00
          Virtual Winds Capital            80,500             $82,500.00
          Philip Winder                    25,000             $25,000.00
          Caryn Baily                       5,000              $5,000.00
                                        ---------         --------------
                                          225,000            $225,000.00

         Diomed issued and sold the securities in the above transaction in reliance upon exemptions from registration under the Securities act of 1933, as amended, set forth in Section 4(2) thereof or Regulation D or Regulation S thereunder. Each purchaser represented that such purchaser was an accredited investor or not a U.S. person, and each agreed that the securities would not be resold without registration under the Securities Act or exemption therefrom. Each purchaser also represented such purchaser's intention to acquire the securities for investment only, and not with a view to the distribution thereof. Diomed affixed appropriate legends to the stock certificates issued in such transactions. Prior to making any offer or sale, Diomed had reasonable grounds to believe and believed that each purchaser was capable of evaluating the merits and risks of the investment and was able to bear the economic risk of the investment.

         4) On September 24, 2001, Diomed issued a Promissory Note due January 1, 2004 in the principal amount of $936,000 to Axcan Pharma, Inc., a customer, in consideration of a prior advance of funds by such customer of $936,000.

         Diomed issued its note to Axcan in the above transaction in reliance upon exemptions from registration under the Securities Act of 1933, as amended, set forth in Section 4(2) thereof or Regulation D thereunder. Axcan Pharma represented that it was an accredited investor, and agreed that the note would not be resold without registration under the Securities Act or exemption therefrom. Axcan Pharma also represented its intention to acquire the note for investment only, and not with a view to the distribution thereof.

         5) On October 5, 2001, Diomed issued secured promissory notes due January 1, 2003 (subject to prior maturity in certain circumstances specified in such note) in the aggregate principal amount of $500,000 to Verus International Group Limited and Winton Capital Holdings Ltd. for an aggregate purchase price of $500,000 (which notes are convertible into shares of its common stock at a conversion price, referred to as the "note conversion price," equal to the lower of $2.25 per share or the price per share (on a common stock-equivalent basis) paid by other persons who purchase shares of its capital stock in the transaction in connection with which such conversion occurs) and warrants to purchase an aggregate of 50,000 shares of its common stock (subject to increase in certain circumstances specified in such warrant) at an exercise price equal to the note conversion price. Each purchaser purchased equal amounts of the notes and warrants. On December 21, 2001, Diomed and the noteholders agreed to reduce the note conversion price and the warrant exercise price to the lower of $2.00 per share or the price per share paid by other persons who purchase shares of its capital stock in the transaction in connection with which such conversion occurs. The principal and accrued interest payable under these secured promissory notes was paid in full by the Company after the closing of the private placement sale of common stock which occurred immediately prior to the Merger on February 14, 2002 and after the Merger became effective. As a result, these notes are no longer outstanding, although the warrants issued in conjunction therewith do remain outstanding.

         Diomed issued and sold its securities to Verus International Group Limited and Winton Capital Holdings Ltd. in the above transactions in reliance upon exemptions from registration under the Securities act of 1933, as amended, set forth in Section 4(2) thereof or Regulation D thereunder. Each purchaser represented that it was an accredited investor, and each agreed that the securities would not be sold without registration under the Securities Act or exemption therefrom. Each purchaser also represented its intention to acquire the securities for investment only, and not with a view to the distribution thereof. Diomed affixed appropriate legends to the securities issued in the transactions with Verus International Group Limited and Winton Capital Holdings Ltd. Prior to making any offer or sale, Diomed had reasonable grounds to believe and believed that each purchaser was capable of evaluating the merits and risks of the investment and was able to bear the economic risk of the investment.

         6) On December 21, 2001, Diomed issued secured promissory notes due January 1, 2003 (subject to prior maturity in certain circumstances specified in such notes) in the aggregate principal amount of $200,000 to Verus International Group Ltd. and Winton Capital Holdings, Ltd. for an aggregate purchase price of $200,000 (which notes are convertible into shares of its common stock at a conversion price, referred to as the "note conversion price," equal to the lower of $2.00 per share or the price per share (on a common stock-equivalent basis) paid by other persons who purchase shares of its capital stock in the transaction in connection with which such conversion occurs) and warrants to purchase an aggregate of 20,000 shares of common stock (subject to increase in certain circumstances specified in such warrants) at an exercise price equal to the note conversion price. Each purchaser purchased equal amounts of the notes and warrants. The principal and accrued interest payable under these secured promissory notes was paid in full by the Company after the closing of the private placement sale of common stock which occurred immediately prior to the Merger on February 14, 2002 and after the Merger became effective. As a result, these notes are no longer outstanding, although the warrants issued in conjunction therewith do remain outstanding.

         Diomed issued and sold its securities to Verus International Group Limited and Winton Capital Holdings Ltd. in the above transactions in reliance upon exemptions from registration under the Securities act of 1933, as amended, set forth in Section 4(2) thereof or Regulation D thereunder. Each purchaser represented that it was an accredited investor, and each agreed that the securities would not be sold without registration under the Securities Act or exemption therefrom. Each purchaser also represented its intention to acquire the securities for investment only, and not with a view to the distribution thereof. Diomed affixed appropriate legends to the securities issued in the transactions with Verus International Group

Limited and Winton Capital Holdings Ltd. Prior to making any offer or sale, Diomed had reasonable grounds to believe and believed that each purchaser was capable of evaluating the merits and risks of the investment and was able to bear the economic risk of the investment. .

         7) Pursuant to the agreements under which Diomed issued warrants to Verus International Group Limited and Winton Capital Holdings Ltd. on October 5, 2001, on January 1, 2002 Diomed issued 5,000 additional warrants to each of Verus International Group Limited and Winton Capital Holdings Ltd. The terms and conditions of the warrants issued in January 2002 were substantially the same as the warrants issued to Verus International Group Limited and Winton Capital Holdings Ltd. in December 2001.

         Diomed issued and sold its warrants to Verus International Group Limited and Winton Capital Holdings Ltd. in the above transaction in reliance upon exemptions from registration under the Securities act of 1933, as amended, set forth in Section 4(2) thereof or Regulation D thereunder. Each purchaser also represented its intention to acquire the warrants for investment only, and not with a view to the distribution thereof. Diomed affixed appropriate legends to the warrants issued in the transactions with Verus International Group Limited and Winton Capital Holdings Ltd. Prior to making any offer or sale, Diomed had reasonable grounds to believe and believed that each of Verus International Group Limited and Winton Capital Holdings Ltd. was capable of evaluating the merits and risks of the investment and was able to bear the economic risk of the investment. Diomed affixed appropriate legends to the warrants issued in the transactions with Verus International Group Limited and Winton Capital Holdings Ltd.

         8) On February 14, 2002, immediately prior to the taking effect of the Merger, we issued 5,000,000 shares of common stock at a purchase price of $2.00 per share in a private placement offering made to 46 purchasers, and received aggregate gross proceeds of $10,000,000 from this offering. The purchasers and the respective numbers of shares of common stock they purchased are as follows:

             SHAREHOLDER                                         SHARES ISSUED
             -----------                                         -------------
             Lorne Neff                                                 10,000
             Gerry Nichele                                              12,500
             Joan Woodrow                                                5,000
             Cheryl More                                                 5,000
             Jim Fitzgerald                                             25,000
             T&J Reilly Revocable Trust                                 35,000
             Walter Eeds                                                35,000
             3854973 Canada Inc.                                       100,000
             Cirpa Inc.                                                132,500
             Melvin Fogel                                               62,500
             Bruce Fogel                                               100,000
             Joseph Yanow                                               74,000
             Elio Cerundolo                                             56,000
             Alan Dershowitz                                            50,000
             Elon Dershowitz                                            25,000
             Panamerica Capital Group, Inc.                            250,000
             Private Investment Company Ltd.                           250,000
             Green Mountain Trading, Ltd.                               50,000
             Steve Leisher                                              50,000
             Antonio Garcia                                             75,000
             Renee Schatz Revocable Trust                               35,000
             Ray Grimm                                                  25,000
             Jeffrey Evans                                              12,500
             Nicholas Burge                                             12,500

             SHAREHOLDER                                         SHARES ISSUED
             -----------                                         -------------
             Julian Rogers - Coltman                                    12,500
             Aslan Ltd.                                                 25,000
             Patricia Kelly-White                                       12,500
             Ernest Holloway                                            10,000
             W.T. Leahy III                                             25,000
             Thomas Brassil                                             25,000
             1212855 Ontario Ltd.                                       50,000
             John Galt Fund, L.P.                                       50,000
             Seneca Ventures                                           125,000
             Woodland Ventures Fund                                    125,000
             Steve Shraiberg                                           300,000
             Semamor Enterprises                                       500,000
             Matthew Bronfman Recipient Pour Off Trust                 250,000
             Jack L. Rivkin                                            100,000
             Orva Harwood                                               40,000
             Winton Capital Holdings                                 1,200,000
             Bridge Finance Ltd.                                        50,000
             Hyde Park International Holdings Ltd.                     125,000
             Sarah Investments Ltd.                                    250,000
             Charles Diamond                                           150,000
             Lord Anthony St. John                                      37,500
             Alex Vahabzadeh Money Purchase Plan                        50,000
                                                                 -------------
                                                                     5,000,000

         Diomed issued and sold the securities in the above transaction in reliance upon exemptions from registration under the Securities act of 1933, as amended, set forth in Section 4(2) thereof or Regulation D or Regulation S thereunder. Each purchaser represented that such purchaser was an accredited investor or not a U.S. person, and each agreed that the securities would not be resold without registration under the Securities Act or exemption therefrom. Each purchaser also represented such purchaser's intention to acquire the securities for investment only, and not with a view to the distribution thereof. Diomed affixed appropriate legends to the stock certificates issued in such transactions. Prior to making any offer or sale, Diomed had reasonable grounds to believe and believed that each purchaser was capable of evaluating the merits and risks of the investment and was able to bear the economic risk of the investment. The shares of common stock issued by Diomed in the private placement on February 14, 2002 became shares of common stock of the Company when the Merger became effective.

         All of the above transactions were made directly without use of an underwriter. In each case the aggregate sales proceeds, after payment of offering expenses in immaterial amounts, were applied to its working capital and other general corporate purposes.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

         This section contains forward-looking statements, which involve known and unknown risks and uncertainties. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as "may," "will," "should," "potential," "expects," "anticipates," "intends," "plans," "believes" and similar expressions. These statements are based on our current beliefs, expectations and assumptions and are subject to a number of risks and uncertainties. Our actual results could differ materially from those discussed in these statements. See "Risk Factors" under "Description of the Business" for a discussion of certain risks, including those relating to our business as a medical device company without a significant operating record and with operating losses, our risks relating to our commercialization of our current and future products and applications and risks relating to our common stock and its market value.

         The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

OVERVIEW

         Diomed provides innovative clinical modalities and specializes in developing and distributing equipment and disposable items used in minimal and micro-invasive medical procedures. In developing and marketing our innovative solutions, we use proprietary technology and we aim to secure strong commercial advantages over our competitors by gaining governmental approvals in advance of others and through exclusive commercial arrangements. To participate in the rapidly growing minimal and micro-invasive medical procedure industry, we seek to integrate disposable items into our product lines. Minimal and micro-invasive medical procedures typically result in reduced pain and scarring, shorter recovery periods and increased effectiveness compared to traditional surgical procedures. Most of the pain associated with traditional surgical procedures results from the slicing of the layers of skin and muscle tissue. To optimize our revenues, we focus on clinical procedures that require the health care provider to own our equipment and also purchase our disposable products, such as optical fibers. We sell our products to hospital and office-based physicians, including specialists in vascular surgery, oncology, interventional-radiology, phlebology and dermatology.

         Utilizing our proprietary technology in certain methods of synchronizing diode light sources and in certain optical fibers, we focus on photodynamic therapy, also known as PDT(TM), for use in cancer treatments, endovenous laser treatment also known as EVLT(TM), for use in varicose vein treatments and other clinical applications, such as dentistry and general surgery. If the treating physician is knowledgeable about the reimbursement system and obtains preapproval, then typically health insurance payors will reimburse for PDT(TM) and EVLT(TM) procedures. Using high power semiconductor diodes as their energy source, our diode lasers combine clinical efficacy, operational efficiency and cost effectiveness in a versatile, compact, lightweight, easy-to-use and easy-to-maintain system.

         Our historical revenues primarily consist of sales of our lasers and from sales of disposable fibers. Revenue from product sales is recognized at the time of shipment to the customer as long as there is persuasive evidence of an arrangement, the sales price is fixed and determinable and collection of the related receivable is probable. The Company provides for estimated product returns and warranty costs at the time of product shipment. In December 1999, the Securities and Exchange Commission issued a staff accounting bulletin, referred to as SAB No. 101, Revenue Recognition in Financial Statements, which establishes guidance in applying generally accepted accounting principles to revenue recognition in financial statements and is effective beginning with the Company's fourth quarter of the year ended December 31, 2000. The Company has determined that its existing revenue recognition practices comply with the requirements of SAB No. 101 for all periods presented.

         Domestic and international product sales are generated principally through our independent sales representatives, or ISRs, in the U.S. and through our international distributors. We also have OEM relationships in Asia and Europe. Historically, a relatively small portion of our sales has been generated domestically. Through 2000, over half of our revenues have come from international sales. In 2001, we expanded our domestic sales through the expansion of ISRs and our U.S. sales have increased as a result of their activities.

         For foreign currency translation purposes, the assets, excluding property and equipment, and liabilities of Diomed Ltd. are translated at the rate of exchange in effect at year-end, while stockholders' equity, excluding the current year's loss, is translated at historical rates. Results of operations are translated using the weighted average exchange rate in effect during the year. Resulting translation adjustments are recorded as a separate component of stockholders' equity in our balance sheets. Transaction gains and losses are included in operating expenses for all periods presented.

         Our cost of revenue consists primarily of materials, labor, manufacturing, overhead expenses, warranty and shipping and handling costs. As we grow our business and realize manufacturing efficiencies and economies of scale, we expect our cost of revenue to decrease as a percentage of net sales, thereby increasing our gross margin.

         Our operating expenses include selling and marketing, research and development and general and administrative expenses. Sales and marketing expenses consist primarily of personnel costs, advertising, commissions, public relations and participation in selected medical conferences and trade shows. Research and development expenses consist primarily of personnel costs, clinical and regulatory costs, patent application costs and supplies. General and administrative expenses consist primarily of personnel costs, professional fees, and other general operating expenses.

         We value our inventories at the lower of cost (first-in, first-out) or market. Our work-in-progress and finished goods inventories consist of materials, labor and manufacturing overhead.

         We have been unprofitable since our founding and have incurred a cumulative net loss of approximately $31.4 million as of December 31, 2001. We may continue to incur substantial and possibly increasing operating losses due to spending on research and development programs, clinical trials, regulatory activities, and the costs of manufacturing, marketing and administrative activities.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED DECEMBER 31, 2001 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2000

REVENUES
         Revenues for the year ended December 31, 2001 were $7.7 million, a $1.7 million, or 18%, decrease from $9.4 million for the year ended December 31, 2000. This decrease was due to an approximately $3.3 million decrease in laser sales, offset by increases in fiber sales ($1.3 million) and sales of our new product line, EVLT(TM) ($300,000). The decrease in laser sales was primarily attributed to three factors: (1) a 50% decrease (or, $800,000) in sales of PDT(TM) lasers, (2) a 56% decrease (or, $1.6 million decrease) in OEM sales, and
(3) the Company's withdrawal from the aesthetic laser market (sales of which decreased by $900,000 in 2001 over 2000).

         The principal reason for the reduction in laser sales is that orders in 2000 were largely by customers who ordered our lasers in connection with clinical trials they were conducting. The lasers purchased in 2000 were sufficient for these customers to continue their trials in 2001. The reduced laser orders by these customers was offset in part by the development of new customers and increased laser sales to Axcan Pharma under our exclusive supply agreement (Axcan Pharma uses our products (specifically, PDT(TM) and OPTIGUIDE(TM) fibers) in connection with its product, Photofrin, which is a drug used to treat late stage lung and esophageal cancer). Our OEM sales decreased primarily because we shipped fewer units to certain distributors, who did not need to replenish stock because they experienced delays in obtaining necessary regulatory approvals. We withdrew from the aesthetic laser market when we abandoned our Laserlite business. We acquired Laserlite on May 31, 1998.(3)

----------------
(3) Laserlite LLC was the distributor of our cosmetic laser systems, with certain patents and other intangible assets. As consideration, we issued 414,143 shares of our common stock to Laserlite's members and issued options to purchase 86,412 shares of common stock. We allocated approximately $2,600,000 of the purchase price to goodwill and were amortizing such goodwill on the straight-line basis over a four-year period. In December 1999, the Company recorded a noncash accounting charge of approximately $1,600,000 related to the impairment of the value of goodwill.

We subsequently migrated to our existing laser platform, and this led to a decision to discontinue the sale of the Laserlite product line.

         The increase in fiber sales was primarily due to the acquisition of manufacturing rights from QLT, Inc. for OPTIGUIDE(TM) fibers, and the formation of FibersDirect.com, our e-commerce and direct marketing Internet portal for fibers, which were both completed in the fourth quarter of 2000.

COST OF REVENUES
         Cost of revenues for the year ended December 31, 2001 was $6.1 million, a $1.3 million, or 18% decrease from $7.4 million for the year ended December 31, 2000. This decrease was primarily due to the decreased sales volume of our products.

GROSS PROFIT
         Gross profit for year ended December 31, 2001 was $1.6 million, a $0.4 million, or 20%, decrease from $2.0 million for the year ended December 31, 2000. This decrease was primarily due to the increased strategic investment in our marketing infrastructure, product quality and customer service tools. We anticipate that this internal investment will result in better financial performance in the future. As a percentage of revenue, gross profit was 21% for both of the years ended December 31, 2001 and 2000, respectively.

RESEARCH AND DEVELOPMENT EXPENSES
         Research and development expenses for the year ended December 31, 2001 were $1.22 million, a $50,000, or 4%, decrease from $1.27 million for the year ended December 31, 2000.

SELLING AND MARKETING EXPENSES
         Selling and marketing expenses for the year ended December 31, 2001 were $2.5 million, a $900,000, or 56%, increase from $1.6 million for the year ended December 31, 2000. This increase reflects an expansion of staffing in sales and marketing, trade show and promotional expenses, and other expenses related to the expansion of our sales and marketing infrastructure to support growth. Additionally, we invested in marketing programs to support EVLT(TM) and other applications.

GENERAL AND ADMINISTRATIVE EXPENSES
         General and administrative expenses for the year ended December 31, 2001 were $2.6 million, a $400,000, or 18%, increase from $2.2 million for the year ended December 31, 2000. The increase was primarily due to an expansion of staffing in management, finance and information technology to support company operations and growth.

INTEREST EXPENSE, NET
         For the year ended December 31, 2001, interest expense increased from $0.3 million in 2000 to $2.9 million in 2001. The increase in interest expense reflects a noncash charge totaling approximately $2.7 million. In March 2001, holders of our 9% convertible subordinated notes, with a conversion price of $3.50 per share, agreed to convert $2.5 million in principal amount of those notes into common stock. The conversion rate was subject to adjustment in the event of certain circumstances, including certain issues of common stock at a price below $3.50 per share. Pursuant to our March 5, 2001 Stock Purchase and Recapitalization Agreement, which provided certain shareholders with additional shares of common stock at a purchase price of $1.00 per share, we adjusted the conversion price of the notes from $3.50 per share to

$1.00 per share. At the same time, the noteholders converted $2.475 million of the notes into 2,475,000 shares of common stock. We repaid the remaining $225,000 of notes in cash. In accordance with Emerging Issues Task Force (EITF) 00-27, Application of EITF Issue No.98-5 to certain Convertible Instruments, we recorded a non-cash interest expense charge of $2.7 million due to the adjustment of the conversion price.

VALUE ASCRIBED TO CALL OPTION AND BENEFICIAL CONVERSION FEATURE RELATED TO PREFERRED STOCK
         Pursuant to the Diomed's Series A Preferred Stock financing in March 2001, two holders of Diomed's Series A Preferred A Stock were issued a call option requiring the Company to sell up to an additional 1,000,000 shares of Diomed's Series A Preferred Stock at a price per share equal to $1.00. The Company recorded the fair value of the call option and related beneficial conversion feature, totaling an aggregate of $0.4 million in the accompanying statement of stockholders' equity (deficit).

INCOME TAXES
         For the year ended December 31, 2001, we recorded no provision for foreign, federal and state income taxes for the periods 2000 and 2001, as we incurred net operating losses.

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS
         As a result of the above, the net loss applicable to common stockholders for the year ended December 31, 2001 was $8.1 million, a $4.6 million, or 132%, increase from the year ended December 31, 2000.

FISCAL YEAR ENDED DECEMBER 31, 2000 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1999

REVENUES
         Revenues for the year ended December 31, 2000 were $9.4 million, a $2.6 million, or 38%, increase, from $6.8 million for the year ended December 31, 1999. This was mainly due to an increase in shipments of PDT(TM) lasers. As a result of the supply agreement with Axcan Pharma (signed in August 2000), we shipped significant units to Axcan Pharma in the last two quarters of 2000. We shipped no units to Axcan Pharma in 1999. Additionally, OEM laser sales increased significantly year over year, as one of our strategic partners increased shipments in the second quarter of 2000. A decline in aesthetic laser units partially offset these increases, as we continued to experience production issues and diode reliability issues with this segment of the business.

COST OF REVENUES
         Cost of revenues for the year ended December 30, 2000 was $7.4 million, a $700,000, or 10%, increase from $6.7 million for the year ended December 31, 1999. This increase was primarily due to higher materials, labor, warranty, shipping and handling costs associated with increased sales volume of our products.

GROSS PROFIT
         Gross profit for the year ended December 31, 2000 was $2.0 million, a $2.0 million increase from zero for the year ended December 31, 1999. This was primarily due to the increased sales of higher margin PDT(TM) units and higher absorption of fixed portions of manufacturing overheads due to increased production. Additionally, 1999 margins suffered from production issues and diode reliability issues related to aesthetic laser units. The production and diode reliability problems were significantly reduced in 2000, as a result of engineering and design changes. Increased investment in quality and service, with the addition of personnel, partially offset these efficiencies. As a percentage of revenue, gross profit was 20% and 0% for the year ended December 31, 2001 and 2000, respectively.

RESEARCH AND DEVELOPMENT EXPENSES
         Research and development for the year ended December 31, 2000 was $1.3 million, a $300,000, or 19%, decrease from $1.6 million for the year ended December 31, 1999. The decline in research and development expense reflects substantial efforts in 1999 to correct production issues and diode reliability related to aesthetic laser units.

SELLING AND MARKETING EXPENSES
         Selling and marketing expenses for the year ended December 31, 2000 was $1.6 million, a $500,000, or 24%, decrease from $2.1 million for the year ended December 31, 1999. The decline reflects decreased staffing levels in the sales and marketing, as we reduced the international direct sales force and relied more on distributors.

GENERAL AND ADMINISTRATIVE EXPENSES
         General and administrative expenses for the year ended December 31, 2000 was $2.2 million, a $100,000, or 5%, increase from $2.1 million for the year ended December 31, 1999.

         The increase was primarily due to higher labor costs in finance, human resources and information technology.

IMPAIRMENT OF GOODWILL
         In December 1999, the Company recorded a non-cash accounting charge of $1.6 million related to the impairment of the value of goodwill from the LaserLite LLC ("Laserlite") acquisition in May 1998. An impairment was recognized when the Company's development of a next generation laser led to a decision to discontinue the sale of the Laserlite LLC product line.

INTEREST EXPENSE, NET
         Interest expense for the year ended December 31, 2000 was $300,000, a $200,000 increase from $100,000 for the year ended December 31, 1999. The increase in interest expense reflects additional charges related to the issuance of $2.7 million of 9% convertible subordinated notes in the second quarter of 2000.

INCOME TAXES
         We recorded no provision for foreign, federal and state income taxes for the periods 1999 and 2000, as we incurred net operating losses.

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS
         As a result of the above, the net loss applicable to common stockholders for the year ended December 31, 2000 was $3.5 million, a $4.0 million, or 53%, decrease from the year ended December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception through December 31, 2001, we have cumulative losses of approximately $31.4 million and may continue to incur operating losses in the future, dependent upon the commercial success of EVLT(TM) post FDA clearance. We have financed our operations primarily through private placements of common stock and preferred stock, and private placements of convertible notes and short-term notes and credit arrangements. Since our inception through December 31, 2001, we have received proceeds from the sale of equity securities, convertible notes and credit arrangements of approximately $30.0 million. Of this investment capital, we raised approximately $3.4 million in 2001 ($2.725 million in the equity private placement during March and $700,000 in bridge loan financing during the fourth quarter) and $6.2 million in 2000 ($2.7 million in convertible notes issued in the second quarter, $2.8 million in the equity private placements during August and November and $936,000 loaned from a customer in October), all as described below.

         We anticipate that we will have sufficient cash to fund operations through December 2002, in reliance on the proceeds of the private placement financing related to the Merger and depending on the Company's ability to achieve its business plan pertaining to the commercial success of EVLT(TM) post-FDA clearance. If we are unable to achieve our business plans, we may need to continue to rely on external sources of financing to meet our cash needs for future acquisitions and internal expansion, and if necessary, defer certain discretionary expenditures in order to continue operations. Additional financing, through subsequent public offerings or private offerings, or private equity or debt financings, may not, however, be available on acceptable terms or at all. Any inability to obtain additional financing would cause us to reduce or cease operations because we would not be able to fund the development of our applications so that they may be commercialized and, thus, become profitable.

         We had cash-on-hand of approximately $119,000 as of December 31, 2000, and $323,000 as of December 31, 2001. Our February 14, 2002 private placement offering yielded net proceeds of $8.3 million.

         For 2000 and 2001, we required cash for operations of $5.8 million, and $869, respectively. The decrease in net cash used in operating activities in 2001 compared to 2000 is primarily attributed to a decrease in accounts receivable ($2.9 million), an increase in accounts payable ($900,000) and an advance received by a customer as a result of a duplicate payment ($300,000), offset by a decrease in accrued expenses ($700,000).

         For 2000 and 2001, net cash used in investing activities was $272,000 and $489,000, respectively. The net cash used in 2000 and 2001 for investing was directly related to the purchases of computer and manufacturing equipment, furnishings and fixtures, leasehold improvements for operating activities.

         For 2000 and 2001, net cash provided by financing activities was $6.2 million and $1.8 million, respectively. Cash provided by financing activities in 2000 was primarily attributed to the $2.7 million provided under the convertible subordinated notes issued between March and June, the $2.8 million in common stock sold in August and November, and the $936,000 customer loan, all described below. Cash provided by financing activities in 2001 was primarily attributed to $2.5 million in net proceeds from sales of Diomed's Series A Preferred Stock in the third quarter and $700,000 in bridge financing during the fourth quarter, all described below, offset by payments of accounts receivable and the Barclays Bank line of credit (approximately $800,000) and repayment of a portion of the convertible notes in the course of the March 2001 recapitalization ($225,000), and deferred costs related to the private placement and the Merger which were ultimately consummated on February 14, 2002 ($387,000).

CAPITAL TRANSACTIONS IN 2000

         Between March and June 2000, we issued $2.7 million of our 9% convertible subordinated notes, which were due on March 31, 2001. The notes were convertible into common stock at $3.50 per share. The conversion rate was subject to adjustment in the event of certain circumstances occurring, including certain issues of common stock at a price below $3.50 per share. (As stated below, we subsequently adjusted the conversion price to $1.00 per share, converted $2,475,000 of the notes into 2,475,000 shares of common stock at $1.00 per share and repaid the remaining $225,000 of notes in cash to certain noteholders.)

         Between August and November 2000, we issued 815,865 shares of our common stock at a price of $3.50 per share, together with warrants to purchase 1,387,294 shares of common stock having an exercise price of $3.50 per share, in private placements resulting in net proceeds of approximately $2.8 million. Pursuant to the Stock Purchase and Recapitalization Agreement, dated March 5, 2001, certain of these private investors exchanged 773,941 shares of common stock, together with warrants to purchase 1,345,370 of common stock, for 2,708,793 shares of common stock.

         In October 2000, a customer advanced us $936,000 to secure certain key materials.

CAPITAL TRANSACTIONS IN 2001

         In March 2001, we completed a recapitalization and financing transaction in connection with which we did the following:

o issued and sold 2,000,000 shares of Diomed's Series A Preferred Stock at a purchase price of $1.00 per share;

o committed to issue and sell an additional 500,000 shares of Diomed's Series A Preferred Stock to certain investors at a purchase price of $1.00 per share by April 30, 2001;

o issued a put/call option under which certain investors could elect to purchase, and we could elect to require such investors to purchase, up to an additional 1,000,000 shares of Diomed's Series A Preferred Stock at a purchase price of $1.00 per share;

o converted $2,475,000 of the 9% convertible subordinated notes into 2,475,000 shares of common stock at $1.00 per share (and repaid the remaining $225,000 of notes in cash to certain noteholders);

o exchanged 571,429 shares of common stock issued in August 2000 at a purchase price of $3.50 per share into 2,000,001 shares of common stock (for an effective purchase price of $1.00 per share) and cancelled 1,142,858 warrants issued in August 2000; and

o exchanged 202,152 shares of common stock issued in October 2000 at a purchase price of $3.50 per share for 708,792 shares of common stock (for an effective purchase price of $1.00 per share) and cancelled 202,152 warrants issued in October 2000.

         The investors who acquired approximately 81 percent of the shares of Series A Preferred Stock were either our existing stockholders or affiliates of existing stockholders. All of the investors who acquired shares of our common stock in the transaction were existing security holders.

         In March 2001, we recorded a noncash interest expense totaling approximately $2.7 million due to the adjustment of the original conversion price of the 9% convertible subordinated notes from $3.50 per share to $1.00 per share.

         Effective March 15, 2001, we increased our authorized capital stock to 43,500,000 shares, consisting of 40,000,000 shares of common stock, $0.001 par value per share and 3,500,000 shares of preferred stock, $0.01 par value per share, all of which are designated as Diomed's Series A Preferred Stock.

         Between March and May 2001, we sold 2,725,000 shares of Diomed's Series A Preferred Stock for $1.00 per share, which resulted in gross proceeds of $2,725,000 and net proceeds of $2,533,000.

         In September 2001, Diomed issued a promissory note to a customer in the amount of the advance. The note matures on January 1, 2004 and bears interest at a rate of 8.5% per year. The note does not provide for conversion rights.

         In October and December 2001, we issued secured convertible promissory notes in the aggregate principal amount of $500,000 and $200,000, respectively, to two of our stockholders in exchange for their providing bridge financing to us. We also issued 50,000 and 20,000 warrants to purchase shares of our common stock, respectively, to these stockholders, with a maximum exercise price of $2.00 per share. These notes were repaid in full after the Merger. The warrants (plus an additional 10,000 warrants issued in January 2002 in a related transaction, as described below) remain outstanding.

CAPITAL TRANSACTIONS IN 2002

         On January 1, 2002, in accordance with the terms of the bridge financing provided to us in October 2001, we issued warrants to purchase an additional 10,000 (in the aggregate) shares of common stock to the two lenders who provided that financing. The reason for this was that the underlying agreement required us to issue an additional 10,000 warrants to the lenders in that bridge financing for each month after December 31, 2001 where we did not consummate a reverse-merger. Because the Merger satisfied that requirement, no additional warrants are issuable in respect of that financing.

         In February 2002, in connection with the Merger, we conducted a private placement offering of common stock. In the private placement, investors subscribed to purchase from Diomed an aggregate of 5 million shares of its common stock at a price per share of $2.00, which resulted in gross proceeds of $10.0 million and net proceeds of $8.3 million. As a result of the Merger, the shares of Diomed common stock issued in the private placement were exchanged for an equal number of shares of the Company's common stock. Subsequent to completion of the Merger, the Company paid back the $700,000 in convertible promissory notes issued to two of our stockholders in October and December 2001, including cumulative interest.

         As to our predecessor corporation, Natexco Corporation:

         On January 23, 2002, Natexco redeemed 400,000 shares of common stock owned by Anthony Mulhall, a former director of Natexco.

         On February 5, 2002 Natexco redeemed all of the shares of preferred stock owned by R.H. Consulting Group, Inc. and Desert Bloom Investments, Inc., which represented all of Natexco's then outstanding preferred stock. All of such shares of preferred stock were then canceled.

BANK LINE OF CREDIT

         During 2000 and 2001, we have had access to a line of credit with Barclays Bank. We use this line of credit primarily as a method of financing product ordered by our customers. In early 2000, we had a (pound)400,000 line of credit, which bore interest at 2.5% above Barclays Bank's base rate. Borrowings were guaranteed by one of our shareholders and were due on March 31, 2000. Subsequently, the due date was extended to May 11, 2000, at which time the outstanding balance was repaid in full.

         This line of credit was replaced with another line of credit with Barclays Bank, which is limited to the lesser of (pound)1,200,000 ($1,794,600 at December 31, 2000; $1,745,160 at December 31, 2001) or 80% of eligible accounts receivable. This line bears interest at 3% above Barclays Bank's base rate (6.0% at December 31, 2000; 4% at December 31, 2001), and borrowings are due upon collection of receivables from customers. As of December 31, 2000, borrowings of (pound)1,151,905 ($1,722,674) were outstanding, whereas as of December 31, 2001 borrowings of (pound)601,278 ($874,449) were outstanding under this line. The lower balance under the line of credit at year end 2001 is largely due to a change in our customer order policy for financed orders which we instituted in 2001. Under this new policy, customer orders must be supported by a letter of credit, which reduces our reliance on the line of credit. This line of credit is open-ended as it has no stated expiration date.

POTENTIAL DISPUTE WITH QLT, INC.

         Effective October 16, 2000, we acquired certain intangible assets, primarily manufacturing rights and inventory of QLT, Inc. necessary or useful to commercialize certain series of its OPTIGUIDE Optical fibers product for $1.2 million ($25,000 in cash plus $1,175,000 in the form of two promissory notes, payable within two years). The promissory notes were payable in cash or in stock at the Company's election. In January, 2002, Diomed issued 135,735 shares of its common stock in payment of the first of these notes (for principal amount of $339,337.50), based on a conversion price of $2.50 per share. (The Company has the right to pay the second QLT promissory note, in the principal amount of $835,662.50 and due November 8, 2002, representing the balance of the purchase price for the acquisition, in cash or in shares of common stock.)

         On February 11, 2002, QLT wrote Diomed and stated that it was accepting the 135,735 shares issued to it under protest as it disagreed with the per share price Diomed had used in calculating the number of shares issued to it. It also asserted that Diomed had failed, in connection with the issuance of those shares, to confirm certain registration rights and deliver a legal opinion. Based on the letter, it is unclear what QLT's position is. Diomed believes that QLT's position may be that it should be issued up to an additional 542,940 shares. Diomed disputes this position based on the express terms of the acquisition agreement between it and QLT and the relevant facts. In its letter, QLT also claimed that Diomed failed to deliver certain reports. Diomed believes that it has substantially complied with the report requirements that QLT referenced and will readily cure any deficiencies that may exist. The terms of the acquisition agreement between Diomed and QLT provides that both companies shall attempt to resolve disputes amicably.

CRITICAL ACCOUNTING POLICIES

         Our discussion and analysis of the Company's financial condition, results of operations, and cash flows are based upon Diomed's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to bad debts, inventory valuation and obsolescence, intangible assets, income taxes, warranty obligations, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         Our critical accounting policies are as follows:

o revenue recognition;
o allowance for doubtful accounts;
o warranty obligation;
o excess and obsolete inventory; and
o valuation of long-lived and intangible assets.

         REVENUE RECOGNITION. We derive our revenue from primarily two sources
(i) product revenue which includes lasers, instrumentation, and disposables, and
(ii) service revenue. The Company recognizes revenue on products and services when the persuasive evidence of an arrangement is in place, the price is fixed or determinable, collectibility is reasonably assured, and title and risk of ownership has been transferred. Transfer of title and risk of ownership generally occurs when the product is shipped to the customer or when the customer receives the product, depending on the nature of the arrangement. The Company currently provides for the estimated cost to repair or replace products under warranty at the time of sale. Service revenue is recognized as the services are performed.

         ALLOWANCE FOR DOUBTFUL ACCOUNTS. We assess the credit worthiness of our customers prior to making a sale in order to mitigate the risk of loss from customers not paying us. However, to account for the inevitability that a customer may not pay us, we maintain an allowance for doubtful accounts. We estimate losses based on the overall business climate, our accounts receivable aging profile, and an analysis of the circumstances associated with specific accounts which are past due.

         WARRANTY OBLIGATION. We engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers. In addition to these proactive measures, we also provide for the estimated cost of product warranties at the time revenue is recognized.

         EXCESS AND OBSOLETE INVENTORY. We maintain reserves for our estimated obsolete inventory. The reserves are equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory reserves may be required.

         VALUATION OF LONG-LIVED AND INTANGIBLE ASSETS. We assess the impairment of identifiable intangibles and long-lived assets on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. When we determine that the carrying value of intangibles and long-lived assets may not be recoverable, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. If cash generated in the future by the acquired asset is different from current estimates, or if the appropriate discount rate were to change, then the net present value of the asset would be impacted, and this could result in a charge to earnings.

RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2001, the FASB issued SFAS No. 141, Business Combinations. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Accordingly, we will account for the Merger using the purchase method.

         In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. This statement applies to goodwill and intangible assets acquired after June 30, 2001, as well as goodwill and intangible assets previously acquired. Under this statement, goodwill as well as certain other intangible assets determined to have an infinite life will no longer be amortized; instead, these assets will be reviewed for impairment on a periodic basis. This statement is effective for the first quarter in the fiscal year ended December 2002. The adoption of this new accounting standard is not expected to have a material impact on the our financial statements.

         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 further refines the requirements of SFAS No. 121 that companies (i) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows and (ii) measure an impairment loss as the difference between the carrying amount and the fair value of the asset. In addition, SFAS No. 144 provides guidance on accounting and disclosure issues surrounding long-lived assets to be disposed of by sale. The Company has yet to complete its impairment review, but we do not anticipate adoption of this new accounting standard to have a material impact on the financial statements.

ITEM 7.  FINANCIAL STATEMENTS.

         The consolidated financial statements and related financial statement schedule are included herein and filed as a part of this Annual Report. See Index on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Prior to the Merger, Spicer, Jeffries & Co. acted as independent public accountants to Natexco Corporation, and Arthur Andersen LLP acted as independent public accountants for Diomed. After the Merger, Spicer, Jeffries & Co. was not engaged by the Company to prepare audited financial statements of the Company for 2001, since the business of the Company is conducted at the Diomed level. Spicer, Jeffries & Co. was dismissed on March 29, 2002 by action of the Company's board of directors. In order to maintain consistency, Arthur Andersen LLP was designated by the Company's board of directors, effective as of March 27, 2002, to audit our financial statement for the fiscal year ended 2001. The reports of Spicer, Jeffries & Co. on Natexco's financial statements for 2000 did not contain any adverse opinion or disclaimer of opinion, but were prepared on the assumption that Natexco would continue as a going concern. To the best of our knowledge, there were no disagreements between prior management and Spicer, Jeffries & Co. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures. The board of directors of the Company has not yet determined what independent public accountants the Company will engage on a going-forward basis.

         On March 18, 2002, the SEC adopted temporary rules giving instructions and guidance to companies using Arthur Andersen as their independent auditors. Under these rules, companies who make filings with the SEC that include accountant's reports issued by Arthur Andersen after March 14,

2002, such as ourselves, are required to include as an exhibit to their filings a letter addressed to the SEC that states that Arthur Andersen has represented to the company that its audit was subject to Arthur Andersen's quality control system for the U.S. accounting and auditing practice to provide reasonable assurance that the engagement was conducted in compliance with professional standards and that there was appropriate continuity of Arthur Andersen personnel working on audits, availability of national office consultation and availability of personnel at foreign affiliates of Arthur Andersen to conduct the relevant portions of the audit. Arthur Andersen made such assurances to us, and our letter to the SEC in accordance with the temporary rules is contained in this Annual Report as Exhibit 99.3.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The following tables set forth certain information concerning our executive officers and directors serving as of March 22, 2002. For information about ownership of our common stock by the officers and directors named below, see "Security Ownership of Certain Beneficial Owners and Management."

NAME                     AGE    POSITIONS AND OFFICES WITH THE COMPANY


James Arkoosh            48     Chairman
Sam Belzberg             74     Director
Peter Norris             47     Director
Peter Klein              48     Director, President and Chief Executive Officer
Geoffrey Jenkins         50     Director
Kim Campbell        55     Director
Kevin Stearn             42     General Manager, Diomed Ltd
Charles T. Hoepper       52     Chief Financial Officer
Wade Fox                 49     Vice President, Marketing and Sales
Lisa M. Bruneau          35     Vice President, Finance, Secretary and Treasurer


         All directors of the Company were elected to hold office until our 2003 Annual Meeting of Stockholders or special meeting in lieu thereof (and thereafter until their successors have been duly elected and qualified). None of the persons named above are related by blood, marriage or adoption to any of the Company's other directors or executive officers. Executive officers are elected annually by the board of directors and serve at the discretion of the board.

         The following information regards the Company's directors:

         JAMES ARKOOSH, NON-EXECUTIVE CHAIRMAN: Mr. Arkoosh is the COO/CFO of Verus International Group Limited, a merchant bank focused on the globalization of technology. Mr. Arkoosh is a licensed attorney and certified public accountant and with over twenty years experience with the international services group of KPMG LLP located in Hong Kong, San Francisco, Seattle and Singapore prior to joining Verus International Group Limited. Mr. Arkoosh is a former chairman of the California Council for International Trade, former vice chairman for the Asia Pacific Council of American Chambers of Commerce and a former director or officer with several other trade groups, including the China Relations Council, the Japan America Society and the World Trade Club. He is a graduate of the University of

Washington Business and Law Schools and holds a BA degree granted in 1976 and a JD degree granted in 1979.

         SAM BELZBERG, DIRECTOR: Mr. Belzberg is the president of Gibralt Capital Corporation, a Canadian private investment company, which, through its affiliates, has an equity interest in several private and public operating companies as well as significant real estate holdings. Prior to 1991, Mr. Belzberg was chairman and chief executive officer of First City Financial Corporation Ltd., a CDN$7 billion full-service financial institution that he founded. Mr. Belzberg is a director of Direct III Marketing, of Del Mar, California, Metromedia Asia Corporation of New York, e-Sim Ltd., of Jerusalem, Israel and Bar Equipment Corporation of America of Commerce, California. Mr. Belzberg received a Bachelor of Commerce Degree from the University of Alberta in 1948. In 1989, he was awarded the Order of Canada and also, he received an honorary doctorate from Simon Fraser University. He received the Governor General of Canada Award in 1992. He is the Chairman of the Dystonia Medical Research Foundation, which he and his wife founded in 1977 and is Chairman of the Simon Wiesenthal Center of Los Angeles.

         KIMBERLY CAMPBELL, DIRECTOR: Ms. Campbell served as Canada's 19th (and first female) Prime Minister in 1993. She was also Canada's Minister of Justice, Attorney General, and Minister of National Defense. In 2000, she completed a four-year term as Consul General of Canada, in which she fostered trade in the high-tech and biotechnology industries. Currently, Ms. Campbell is a Visiting Professor of Practice at the John F. Kennedy School of Government at Harvard University. Ms. Campbell holds a range of prestigious positions, including Senior Fellow of the Gorbachev Foundation of North America in Boston, and member of the International Council of the Asia Society of New York. Her best selling political memoir, Time and Chance, was published in 1996. Ms. Campbell holds a BA from the University of British Columbia, awarded in 1983.

         GEOFFREY JENKINS, DIRECTOR: Mr. Jenkins has over twenty-five years of experience in building consumer and professional healthcare companies and is the founder and president of UV-Solutions, LLC, a product development company. Prior to founding UV-Solutions he held the positions of chief operating officer and then president of MDI Instruments before it was acquired by Becton Dickinson in January 1999. MDI Instruments developed and marketed diagnostic devices for the healthcare market. Mr. Jenkins holds a BS and BA from Clarkson University awarded in 1976.

         PETER KLEIN, EXECUTIVE DIRECTOR, GROUP CHIEF EXECUTIVE OFFICER: Since 1986, Mr. Klein has served as an executive in the medical image processing business as founder, president and co-chairman of Tomtec Imaging Systems and became president and chief executive officer of Medison America, Inc. a subsidiary of the Korean Group Medison, where he led a number of corporate restructuring transactions. Mr. Klein has served as the president and chief executive officer of Diomed since June 1999.

         PETER NORRIS, DIRECTOR: Mr. Norris has had more than twenty-four years of international corporate finance experience spanning Europe, the Americas and Southeast Asia. Between 1976 and 1984 and from 1987 to 1995 he worked with Barings, the investment bank now part of ING, and from 1984 to 1987 with Goldman Sachs. In 1995, he started a private equity and corporate finance advisory business. Mr. Norris is retained by businesses in the media, technology, Internet, fashion, consumer goods and industrial. In March, 1998, Mr. Norris settled without contest an action brought by the Department of Trade and Industry of the UK against himself and 9 other former directors and officers of the Barings Investment Banking Group in connection with its collapse following the discovery in its Singapore operations of a substantial trading fraud. Prior to the collapse Mr. Norris had been the Chief Executive Officer of that Group. Under the terms of the settlement, Mr. Norris accepted a four year ban, ending March 2002, from acting as a director of a company in the UK without court permission.

         The following information regards the executive officers of the Company, in addition to Mr. Klein and Mr. Arkoosh, and highly-compensated non-executive officer employees.

         KEVIN STEARN, GENERAL MANAGER, DIOMED LIMITED: Mr. Stearn joined Diomed in March 2000 and is the general manager of its UK subsidiary. From 1987 to 2000 he served as the operations director of a medical diagnostic manufacturer, joining the company in its early start-up phase and growing it to a workforce of over 700 people and a 30-fold increase in production. Mr. Stearn has managed FDA inspections.

         CHARLES T. HOEPPER CPA, CFO: Mr. Hoepper joined Diomed in November 2000 as its chief financial officer. Prior to joining Diomed and since 1998, Mr. Hoepper had served as the chief financial officer of Sprague. Sprague is a private company with revenues of approximately $1 billion and operates in the energy industry. Prior to joining Sprague, he held the position of chief financial officer for Suburban Propane Partners, L.P., a public company with revenues of $700 million. In 1996, as the chief financial officer he participated in Suburban's initial public offering, including a listing on the New York Stock Exchange. Mr. Hoepper is a certified public accountant, and has an undergraduate degree from the University of Illinois in 1971, and an MBA from St. John's University in 1978.

         WADE FOX, VICE PRESIDENT MARKETING & SALES: Mr. Fox has over 20 years of experience in the field of marketing and sales in medical devices at a senior management level. He graduated from the University of North Carolina in 1974 and received his MBA from Wake Forest University in 1977. During the last five years, prior to joining Diomed, he was director of global marketing at Smith & Nephew and the global director for the artificial heart program at Abiomed of Danvers, Massachusetts.

         LISA M. BRUNEAU, VICE PRESIDENT, FINANCE, SECRETARY AND TREASURER: Ms. Bruneau has several years of experience in the fields of accounting and finance in the biopharmaceutical industry. Ms. Bruneau holds a BS from Bridgewater State College of Massachusetts awarded in 1989 and received her MBA from Suffolk University of Boston, Massachusetts awarded in 2000. During the last five years, prior to joining Diomed, she was director of finance at Acambis, Inc. (formerly Ora Vax, Inc.), a biopharmaceutical company of Cambridge, Massachusetts.

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, executive officers and persons who own more than 10% of any class of the Company's capital stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership and to provide copies of such reports to the Company. Based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required to be filed during the fiscal year ended December 31, 2001, the Company believes that none of the filing requirements applicable to its officers, directors and beneficial owners of greater than 10% of its common stock were complied with during the most recent fiscal year (which was completed prior to the Merger).

ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth certain information concerning the compensation that Diomed paid for services rendered in all capacities to Diomed for the fiscal years ended December 31, 1999, 2000 and 2001 and by all individuals serving as Diomed's CEO during 2001 and Diomed's other executive officers serving on December 31, 2001 whose salary and bonuses for 2001 exceeded $100,000. We refer to these officers of Diomed as the "Named Executive Officers".

                                                              EXECUTIVE COMPENSATION

                                         ANNUAL COMPENSATION                           LONG-TERM COMPENSATION
                              --------------------------------------------     -------------------------------------
                                                                                     LONG-TERM
                                                                                   COMPENSATION
                                                                                      AWARDS
                                                                                    SECURITIES
                                                                                    UNDERLYING         ALL OTHER
NAME AND PRINCIPAL             FISCAL           SALARY              BONUS           OPTIONS (1)     COMPENSATIONS(2)
POSITION                       YEAR               ($)                ($)                (#)                ($)
---------------------         --------         --------            -------         -------------    ----------------
Peter Klein                   12/31/01         $236,611            $51,540            221,263              $0
  President and Chief
  Executive Officer           12/31/00         $205,000            $28,460              $0                 $0
                              12/31/99         $155,320              $0               118,737              $0

Gerald A. Mulhall             12/31/01            $0                 $0                 $0                 $0
   President and Chief
   Executive Officer
   prior to the Merger        12/31/00            $0                 $0                 $0                 $0

                              12/31/99            $0                 $0                 $0                 $0

Charles T. Hoepper (3)        12/31/01         $159,069              $0               110,000              $0
 Chief Financial
  Officer, Treasurer
  and Secretary               12/31/00          $22,356              $0                  0                 $0

Wade Fox(3)                   12/31/01          $67,708              $0               110,000              $0
 Vice President
 Marketing and Sales


Kevin Stearn(3)               12/31/01          $99,209            $6,344             140,390            $14,631
 General Manager
 Diomed Ltd                   12/31/00          $84,198              $0               19,610               $0

Lisa Bruneau(3)               12/31/01          $15,000              $0               25,000               $0
 Controller

     (1) During fiscal 2001, 2000, and 1999, Diomed did not grant any restricted stock awards or stock appreciation rights or make any long-term incentive plan payouts to any of the Named Executive Officers.
     (2) Includes all other annual compensation and all other long-term compensation. Prerequisites are not included if the aggregate amount is less than the lesser of $50,000 or 10% of salary and bonus.
     (3) Messrs. Hoepper and Stearn began employment in November 2000 and February 2000, respectively. Mr. Fox commenced his employment in June 2001. His effective annual salary for fiscal year 2001 was $125,000.

     (4) Ms. Bruneau commenced her employment in November 2001, as controller. Her effective annual salary for fiscal year 2001 was $90,000. As of March 22, 2002, Ms. Bruneau was appointed Vice President, Finance, Treasurer and Secretary of the Company, with an effective annual salary of $110,000.

EMPLOYMENT AGREEMENTS

         Effective July 1, 2001, Diomed entered into an employment agreement with Mr. Klein, under which his employment continues until terminated in accordance with certain provisions. Upon the closing of the Merger, the Company assumed Mr. Klein's employment agreement, and as a result Mr. Klein serves as the Company's President and Chief Executive Officer at an annual base salary of $250,000. The agreement provides for bonuses as determined by the Company's Board of Directors, and employee benefits, including vacation, sick pay and insurance, in accordance with our policies. Mr. Klein's agreement provides that if we terminate his employment without cause (as defined in the agreement), we remain obligated to pay his annual salary as then in effect, and to continue his medical benefits for one year to the extent permitted by our plans or policies.

         Other executive officers have offer letters which generally provide, that upon termination without cause, we are obligated to pay portions of their annual salary and to continue their medical benefits for a period of between three and eight months. The offer letters also provide for bonus eligibility.

         Our employment agreements with our executives also prohibit the executive from directly or indirectly competing with us for a period of one-year following termination of his employment.

         There have been no adjustments or amendments to the exercise price of stock options for Diomed's executive officers.

DIRECTOR COMPENSATION

         Effective July 1, 2001, Mr. Arkoosh was elected as non-Executive Chairman of Diomed with compensation at the rate of $50,000 per year paid to Verus Support Services, Inc., known as VSSI, of which Mr. Arkoosh is chief operating officer and chief financial officer, and received additional options to purchase 50,000 shares of Diomed's common stock at an exercise price of $1.25 per share. In connection with the closing of the Merger, the Company assumed Mr. Arkoosh's agreement. On May 14, 2001, Messrs. Arkoosh, Belzberg, Norris and Jenkins each received options to purchase 50,000 shares of Diomed's common stock at an exercise price of $1.25 per share. On March 4, 2002, Kim Campbell received options to purchase 100,000 shares of the Company's common stock at an exercise price of $2.00 per share. These options vest ratably over two years from the date of grant.

         Directors who are also our employees serve as directors without compensation, although we may award stock options or other compensation in our discretion. Directors are also reimbursed for reasonable out-of-pocket expenses incurred in attending directors' meetings.

STOCK OPTION PLANS

         In February 2002, the Company assumed the obligations of Diomed under its 1998 Plan and its 2001 Plan. The Company did not have any stock option plans prior to the Merger.

         We rely on incentive compensation in the form of stock options to retain and motivate directors, executive officers and employees. Incentive compensation in the form of stock options is designed to provide long-term incentives to directors, executive officers and other employees, to encourage them to remain with us and to enable them to develop and maintain an ownership position in our common stock. Prior to the Merger, Diomed granted stock options under its 2001 Stock Option Plan and prior to May 2001 under its 1998 Stock Option Plan.

         Diomed's 2001 Plan authorizes stock option grants to directors, and eligible employees, including executive officers. Options generally become exercisable based upon a vesting schedule over four years. The value realizable from exercisable options is dependent upon the extent to which our performance is reflected in the value of our common stock at any particular point in time. Equity compensation in the form of stock options is designed to provide long-term incentives to directors, executive officers and other employees. We approve the granting of options in order to motivate these employees to maximize stockholder value. Generally, vesting for options granted under the plan is determined at the time of grant, and options expire after a 10-year period. Options are granted at an excise price not less than the fair market value at the date of grant. As a result of this policy, directors, executives and other employees are rewarded economically only to the extent that the stockholders also benefit through appreciation in the market.

         The options we grant under the 2001 Plan may be either "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or non-statutory stock options at the discretion of the Board of Directors and as reflected in the terms of the written option agreement. The 2001 Plan is not a qualified deferred compensation plan under
Section 401(a) of the Code, and is not subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended (ERISA).

         Options granted to employees are based on such factors as individual initiative, achievement and performance. In administering grants to executives, we evaluate each employee's total equity compensation package. We generally review the option holdings of each of the executive officers, including vesting and exercise price and the then current value of such unvested options. We consider equity compensation to be an integral part of a competitive executive compensation package and an important mechanism to align the interests of management with those of our stockholders. In fiscal 2001, we granted options to purchase shares of common stock to Messrs. Klein, Hoepper, Fox, and Stearn.

         The board of directors adopted Diomed's 2001 Plan in May 2001, and Diomed's stockholders approved the plan in December 2001. Options for 1,750,000 shares of common stock are authorized for issuance under the 2001 Plan. As of December 31, 2001, options for 1,000,153 shares were outstanding under the 2001 Plan, and options for 749,847 options remain available for future grants.

         Options for up to 750,000 shares of common stock are authorized for issuance under the 1998 Plan. As of December 31, 2001, options for 283,908 shares were outstanding under the 1998 Plan, and options for 466,092 shares were outstanding. No options were issued under the 1998 Plan during fiscal year 2001, and we do not expect to grant additional options under the 1998 Plan.

         Numbers of options described above are expressed in terms of equivalent shares of the Company's common stock. As a result of the Merger, each option to purchase one share of Diomed's common stock has been converted into an option to purchase 0.25 share of the Company's Class A Stock, with a corresponding four-times increase in the exercise price. Each share of the Company's Class A Stock converts into four shares of the Company's common stock.

OPTION GRANTS IN LAST FISCAL YEAR

         The following table sets forth certain information regarding stock options that Diomed granted in 2001 to the Named Executive Officers:

                                                   PERCENT OF
                                                      TOTAL
                          NUMBER OF SHARES       OPTIONS GRANTED
NAME AND                     UNDERLYING            TO EMPLOYEES       EXERCISE PRICE              EXPIRATION
PRINCIPAL POSITION       OPTIONS GRANTED(1)    IN FISCAL YEAR(2)(3)      PER SHARE                   DATE
----------------------   ------------------    -------------------    --------------           -----------------
Peter Klein                    121,263                 23.5%               $1.25                    May 13, 2011
   President and Chief         100,000                                     $1.25                   July 18, 2011
    Executive Officer

Charles T. Hoepper             110,000                 11.7%               $1.25                November 8, 2010
  Chief Financial
  Officer, Treasurer
  and Secretary

                                                   PERCENT OF
                                                      TOTAL
                          NUMBER OF SHARES       OPTIONS GRANTED
NAME AND                     UNDERLYING            TO EMPLOYEES       EXERCISE PRICE              EXPIRATION
PRINCIPAL POSITION       OPTIONS GRANTED(1)    IN FISCAL YEAR(2)(3)      PER SHARE                   DATE
----------------------   ------------------    -------------------    --------------           -----------------
Wade Fox
  Vice President,              110,000                 11.7%               $1.25                June 17, 2011
  Marketing and Sales

Kevin Stearn                    90,390                 14.9%               $1.25                 May 13, 2011
  General Manager,              50,000                                                          July 28, 2011
  Diomed Ltd

Lisa Bruneau                    25,000                  2.7%               $2.25             October 29, 2011
  Controller

     (1) Numbers of options set forth above are expressed in terms of equivalent shares of the Company's common stock. As a result of the Merger, each option to purchase one share of Diomed's common stock has been converted into an option to purchase 0.25 share of the Company's Class A Stock, with a corresponding four-times increase in the exercise price. Each share of the Company's Class A Stock is convertible into four shares of the Company's common stock.

     (2) During fiscal year 2001, Diomed granted options to purchase an aggregate of 606,653 shares of its common stock to all Named Executive Officers as a group (5 persons) and directors, and options to purchase 333,500 shares of its common stock to all employees other than Named Executive Officers and directors (for a total of 940,153 options to all employees). Diomed also granted 60,000 options to purchase shares of its common stock to non-employees during fiscal year 2001. See Note 1 above for information regarding the conversion of Diomed's options into the Company's options.

     (3) In the case of Messrs. Klein and Stearn, the percentage is the aggregate of both grants.

         The following table sets forth certain information regarding stock options that the Named Executive Officers held as of December 31, 2001:

                                                           NUMBER OF UNEXERCISED OPTIONS AT          VALUE OF "IN THE MONEY"
                                                                   DECEMBER 31, 2001              OPTIONS AT DECEMBER 31, 2001
NAME AND                                                             EXERCISABLE/                         EXERCISABLE/
PRINCIPAL POSITION                                                 UNEXERCISABLE (1)                     UNEXERCISABLE(2),
-------------------------------------------------------------------------------------------------------------------------------
Peter Klein                                                         118,737/221,263                     $237,474/$442,556
     President and Chief Executive Officer

Charles Hoepper                                                     34,375/75,625                       $68,750/$151,250
     Chief Financial Officer, Treasurer and Secretary

Wade Fox                                                            0/110,000                                 $0/$220,000
     Vice President, Marketing and Sales

Kevin Stearn                                                        8,146/151,854                         $6,292/$303,708
     General Manager, Diomed Ltd

Lisa Bruneau                                                        0/25,000                                         0/$0
     Controller

     (1) Numbers of options set forth above are expressed in terms of equivalent shares of the Company's common stock. As a result of the Merger, each option to purchase one share of Diomed's common stock has been converted into an option to purchase 0.25 share of the Company's Class A Stock, with a corresponding four-times increase in the exercise price. Each share of the Company's Class A Stock converts into four shares of the Company's common stock.

     (2) Based on an estimated fair market value of $200 as of December 31, 2001

     No adjustments to the exercise price of any outstanding options were made during the fiscal year ended December 31, 2001.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table lists beneficial ownership of the Company's Common Stock for the persons or groups specified therein. In case of this and the following table, Ownership includes direct and indirect (beneficial) ownership, as defined by the rules and regulations of the Securities and Exchange Commission. To our knowledge, each person, along with his or her spouse, has sole voting and investment power over the shares unless otherwise noted. Information for our directors and officers is as of March 22, 2002.

-----------------------------------------------------------------------------------------------------------------
  TITLE OF CLASS              NAME AND ADDRESS OF               AMOUNT AND NATURE OF          PERCENT OF CLASS(5)
                                BENEFICIAL OWNER                 BENEFICIAL OWNER(1)
-----------------------------------------------------------------------------------------------------------------
Common Stock         Ajmal Khan                                    4,417,826(2)                       15.2%
                     c/o Verus International Group Limited
                     PO Box 309 G.T.
                     South Church Street
                     Cayman Islands
-----------------------------------------------------------------------------------------------------------------
Common Stock         Winton Capital Holdings Ltd                   2,785,000(3)                        5.5%
                     1177 West Hastings, Suite 2000
                     Vancouver, British Columbia
-----------------------------------------------------------------------------------------------------------------
Common Stock         Sam Belzberg                                     1,018,749                        3.5%
                     c/o Gibralt Capital Corp
                     1177 West Hastings, Suite 2000
                     Vancouver, British Columbia
-----------------------------------------------------------------------------------------------------------------
Common Stock         James Arkoosh (4)                                  131,750                        0.5%
                     240 East 39th Street
                     New York, NY
-----------------------------------------------------------------------------------------------------------------
Common Stock         Peter Norris                                        69,828                        0.2%
                     136-142 Bramley Road
                     London W10 6 SR
                     United Kingdom
-----------------------------------------------------------------------------------------------------------------
Common Stock         Peter Klein                                        118,737                        0.4%
                     c/o Diomed
                     1 Dundee Park
                     Andover, MA  01810
-----------------------------------------------------------------------------------------------------------------
Common Stock         Geoffrey Jenkins                                    12,500                        0.0%
                     UV Solutions
                     15 Glenbrook Road
                     Wellesley Hills, MA  02481
-----------------------------------------------------------------------------------------------------------------
Common Stock         All officers and  directors as a group             375,336                        1.3%
                     (7 persons)
-----------------------------------------------------------------------------------------------------------------

     (1) Stated in terms of equivalent shares of the Company's common stock.
     (2) Includes total of 40,000 warrants issued to Verus International Group Limited in connection with Diomed's October 2001 and December 2001 bridge loan financings.
     (3) Includes total of 40,000 warrants issued to Winton Capital Holdings Ltd. in connection with Diomed's October 2001 and December 2001 bridge loan financings.
     (4) Mr. Arkoosh is the chief operating officer and chief financial officer of Verus International Group Limited and Verus Support Services Inc. Ajmal Khan beneficially owns a majority interest in Verus Investments Holdings Inc. Mr. Arkoosh disclaims all beneficial ownership in all shares that Mr. Khan beneficially owns.

     (5) Based on 28,965,690 shares of common stock of the Company being issued and outstanding (assuming the conversion of all outstanding shares of Class A Stock but not assuming the exercise of any outstanding stock options or warrants)

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         This section of this Annual Report discusses transactions that occurred during 2000 and 2001 between Diomed and the following persons:

         o Verus Investments Holdings Inc., a beneficial holder of more than 5% of the Company's common stock;
         o Verus International Group Limited, a beneficial holder of more than 5% of the Company's common stock and a subsidiary of Verus Investments;
         o Verus Support Services, Inc., known as VSSI, an affiliate of each of Verus Investments and Verus International Group;
         o Gibralt Capital Corp., a beneficial holder of more than 5% of the Company's common stock and is an affiliate of Mr. Belzberg, who is a director of Diomed and expected to be appointed as a director of the Company;
         o Winton Capital Holdings Ltd., a beneficial holder of more than 5% of the Company's common stock; and
         o James Arkoosh, who is an officer of Verus International Group Limited and a director and Chairman of Diomed and who is a director and Chairman of the Company.

         In March 2000, Diomed issued and sold $500,000 principal amount of 9% convertible subordinated notes to Verus Investments. The notes were due in March 2001 and were converted into common stock at $1.00 per share as part of the March 2001 recapitalization transaction discussed below.

         In August 2000, Diomed issued and sold an aggregate of 511,281 investment units at a purchase price of $3.50 per unit to Verus Investments, Gibralt Capital Corp. and James Arkoosh. Each unit was comprised of one share of Diomed's common stock and one warrant to purchase two shares of Diomed's common stock, each at an exercise price of $3.50 per share. The investors were granted a one-year option to invest additional funds. The investors also received approval rights over future equity financings.

         In March 2001, Diomed completed a recapitalization involving the March 2000 note purchasers and the August 2000 investors, as well as a new financing transaction. In this recapitalization, Diomed (i) issued and sold 2,041,500 shares of Diomed's Series A Preferred Stock at a purchase price of $1.00 per share to Verus Investments, Verus International Group, Winton Capital Holdings Ltd. and James Arkoosh; (ii) issued a put/call option under which Winton Capital Holdings and Verus International Group could elect to purchase, and Diomed could elect to require such investors to purchase, up to an additional 1,000,000 shares of Diomed's Series A Preferred Stock at a purchase price of $1.00 per share; (iii) converted $500,000 of the 9% convertible subordinated notes issued in March 2000 to Verus Investments into 500,000 shares of Diomed's common stock at $1.00 per share; and (iv) converted 511,281 shares of common stock issued in August 2000 to Verus Investments, Gibralt Capital Corp. and James Arkoosh at $3.50 per share into 1,789,484 shares of common stock at $1.00 per share and cancelled 1,022,562 warrants issued to those same investors in August 2000. Investors who acquired approximately 81% of the shares of Diomed's Series A Preferred Stock in this transaction were existing stockholders of Diomed or affiliates of existing stockholders of Diomed.

All of the investors who acquired common stock in this transaction were existing security holders of Diomed.

         In May 2001, pursuant to the put/call option issued in connection with the March 2001 recapitalization, Diomed issued 112,500 shares of its Series A Preferred Stock to Winton Capital Holdings and a total of 112,500 shares of its Series A Preferred Stock to three assignees of Versus International Group.

         In October and December 2001, Diomed issued secured convertible promissory notes in the aggregate principal amount of $500,000 and $200,000, respectively, to Winton Capital Holdings and Verus Investment Group in exchange for their providing bridge financing to Diomed. Diomed also issued 50,000 and 20,000 warrants (in the aggregate) to purchase shares of its common stock, respectively, to these stockholders with an exercise price of $2.00 per share. On January 1, 2002, 5,000 additional warrants were issued to each of Winton Capital Holdings and Verus Investment Group in satisfaction of Diomed's obligation, pursuant to the terms of the October bridge financing, to issue 10,000 additional warrants if Diomed did not consummate a transaction in the nature of the Merger prior to December 31, 2001. The warrants are fully exercisable for two years from the date of issuance. The notes provided interest at 7.5% and a maturity date of January 1, 2003. The notes also provided that at the election of the noteholders, prior to maturity, the notes were convertible into, and the warrants are exercisable for, shares of Diomed's common stock as follows: (1) if Diomed were to complete a reverse merger, the conversion price of the notes and the exercise price of the warrants would be set at the price per share reflected in the reverse merger; (2) if another type of financing transaction were to occur, the conversion price of the notes and the exercise price of the warrants would be set at the lesser of $2.00 per share and the price per share in the transaction, and (3) if a merger or consolidation, other than a reverse merger, were to occur, the conversion price of the notes and the exercise price of the warrants would be set at the lesser of $2.00 per share and the price per share of any warrants issued in the transaction. All principal and accrued interest was repaid by Diomed, with proceeds from the private placement sale of Diomed common stock which occurred immediately prior to the Merger on February 14, 2002. Diomed issued 5,000,000 shares of its common stock in the private placement, at a price of $2.00 per share, and received aggregate gross proceeds of $10,000,000 from the private placement. Of the 5,000,000 shares of common stock sold in this private placement, Winton Capital Holdings purchased 1,200,000 shares, at a price of $2.00 per share, for an aggregate purchase price of $2,400,000.

         VSSI has entered into two advisory agreements with Diomed. The first agreement provides that as an advisor to the Merger, a fixed advisory fee of $750,000 was payable to VSSI upon the closing of the Merger, which was paid from the gross proceeds of the private placement by the public company. Diomed believes the VSSI fee is comparable to the fee that would have been payable on an arm's length basis to an unrelated advisor. The agreement provides that a portion of this advisory fee may, at the request of the Company and with the agreement by VSSI, be converted into equity if the full $10,000,000 amount of the private placement related to the Merger was not raised. The Company did not so request and paid the full amount of the fee in cash.

         The second agreement was initially between VSSI and Diomed, and the Company assumed this separate agreement as part of the Merger. Under the agreement, the Company engages VSSI for 18 months, (commencing the first day of the month succeeding the Merger, or,March 1, 2002) which period may be extended if mutually agreed upon by both parties, to act as a financial advisor to (1) evaluate and recommend financial and strategic alternatives, (2) identify potential acquisition and merger targets, and if requested by the Company, contact such parties and assist the Company with analysis and negotiations, (3) advise the Company as to the timing, structure and pricing, and (4) assist the Parent in any agreements. Under this agreement, the Company pays VSSI a monthly fee of $15,000, plus out-of-pocket expenses. VSSI is entitled to a success fee of 3.5% of any transaction value, including consideration that the Company and/or its affiliates provides or receives in business combination transactions with third parties, with a minimum fee of $175,000. The success fee is payable if VSSI identifies and introduces the transaction, notwithstanding the participation or execution by other advisors. Also, the Company may request VSSI to perform other advisory services that would be subject to customary fees and terms. In addition, VSSI may terminate the agreement at any time during the eighteen-month period by giving the Company thirty days written notice.

TRANSACTIONS WITH PROMOTERS

         Because of their management positions, organizational efforts and/or percentage share ownership of our predecessor, Natexco, Gerald A. Mulhall and Anthony Mulhall may be deemed to be "parents" and "promoters" of the Company, as the Securities Act and the rules thereunder define those terms. Mr. John H. and Ms. Terese M. Tetstill may be "parents" and "promoters" of Security Software because of their present management positions with, and organizational efforts on behalf of, Security Software. Because of these relationships, transactions between and among the Company, Security Software, Messrs. Gerald A. Mulhall and Anthony Mulhall, Aboyne Management Ltd., of which Gerald A. Mulhall is the president and controlling shareholder, and Mr. and Ms. Tetstill, should not be considered to have occurred at arm's-length.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT NO.       DESCRIPTION OF EXHIBIT
-----------       ----------------------
2.1               Agreement and Plan of Merger*
3.1               Articles of Incorporation*
3.2               Amendment to the Articles of Incorporation*
3.3               Restated By-laws*
4.2               Certificate of Designation for Class A Convertible Preferred
                  Stock*
4.3               1998 Incentive Stock Plan*
4.4               Diomed 2001 Employee Stock Option Plan*
10.1              Form of Subscription Agreement and Investment Representation*
10.2              Escrow Agreement*
10.3              Consulting Agreement between the Company and Verus Support
                  Services Inc. *
10.4              Agreement between James Arkoosh and Diomed*
10.5              Employment Agreement with Peter Klein, dated July 24, 1999*
10.6              Lock-up Agreement Applicable to Private Placement Investors*
10.7              Cambridge Facility Lease
10.8              Axcan - Diomed PDT(TM)Laser Development and Supply Agreement
10.9              HRI Sub-License Agreement between QLT and Diomed
10.10             EVLT(TM)Marketing and Promotion Agreement with Dr. Robert Min
10.11             EVLT(TM)Marketing and Promotion Agreement with Dr. Steven E.
                  Zimmet
23.1              Consent of Arthur Andersen LLP
99.1              Descriptive Memorandum of Diomed Holdings, Inc.*

99.2              Report of Atlas Capital Services dated February 4, 2002*
99.3 Letter from the Company to SEC regarding Arthur Andersen LLP (pursuant to Temporary Note 2T)

--------------
*Filed with the Company's Current Report on SEC Form 8-K dated February 14,
2002.

         During the last quarter of the fiscal year ended December 31, 2001, the Company filed a report on Form 8-K dated December 17, 2001, reporting under Item 5 that, pursuant to the written consent of directors in accordance with Section
78.207 of the Nevada General Corporation Law, as of the opening of business on Friday, December 28, 2001, the Company would multiply its authorized shares of common stock by four, from 20,000,000 to 80,000,000, and correspondingly multiply the outstanding number of shares of common stock by four, from 2,400,000 to 9,600,000. No financial statements were filed in connection with that Form 8-K.

                                   SIGNATURES

         IN ACCORDANCE WITH SECTION 13 OR 15(D) OF THE EXCHANGE ACT, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED HEREUNTO DULY AUTHORIZED.


                                  DIOMED HOLDINGS, INC.
                                  (Registrant)


                                  By: /s/ Peter Klein
                                     ------------------------------------
                                  Name:  Peter Klein

                                  Title: President and Chief Executive Officer,
                                         Director

                                  Date: March 29, 2002

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                  /s/ Charles T. Hoepper
                                  --------------------------------------
                                  Name:  Charles T. Hoepper
                                  Title: Chief Financial Officer

                                  /s/ Lisa Bruneau
                                  --------------------------------------
                                  Name:  Lisa Bruneau
                                  Title: Vice President, Finance,
                                         Secretary and Treasurer

                                  /s/ James Arkoosh
                                  --------------------------------------
                                  Name:  James Arkoosh
                                  Title: Chairman of the Board, Director

                                  /s/ Samuel Belzberg
                                  --------------------------------------
                                  Name:  Samuel Belzberg
                                  Title: Director

                                  /s/ Kim Campbell
                                  --------------------------------------
                                  Name:  Kim Campbell
                                  Title: Director

                                  /s/ Geoffrey Jenkins
                                  --------------------------------------
                                  Name:  Geoffrey Jenkins
                                  Title: Director

                                  /s/ Peter Norris
                                  --------------------------------------
                                  Name:  Peter Norris
                                  Title: Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page

Report of Independent Public Accountants                                     F-2

Consolidated Balance Sheets as of December 31, 2000 and 2001                 F-3

Consolidated Statements of Operations for the Years Ended                    F-4
December 31, 1999, 2000 and 2001

Consolidated Statements of Stockholders' Equity (Deficit)                    F-5
for the Years Ended December 31, 1999, 2000, and 2001

Consolidated Statements of Cash Flows for the Years Ended                    F-6
December 31, 1999, 2000, and 2001

Notes to Consolidated Financial Statements                                   F-7

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Diomed Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Diomed Holdings, Inc. (a Nevada corporation) and subsidiaries as of December 31, 1999, 2000 and 2001, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Diomed Holdings, Inc. and subsidiaries as of December 31, 1999, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

/s/ Arthur Andersen LLP

Boston, Massachusetts
March 27, 2002

                              DIOMED HOLDINGS, INC.

Consolidated Balance Sheets

                                                                                         DECEMBER 31,
ASSETS                                                                             2000               2001

Current Assets:
   Cash and cash equivalents                                                   $    118,872       $    322,566
   Accounts receivable, net of allowance for doubtful accounts of
     $300,000 and $217,000 in 2000 and 2001, respectively                         3,574,510            869,231
   Inventories                                                                    2,348,594          2,402,182
   Prepaid expenses and other current assets                                        219,808            201,429
                                                                               ------------       ------------
         Total current assets                                                     6,261,784          4,451,039
                                                                               ------------       ------------

Property and Equipment:
   Office equipment and furniture and fixtures                                    1,024,529          1,209,649
   Manufacturing equipment                                                          746,060            740,000
   Leasehold improvements                                                           605,790            631,900
                                                                               ------------       ------------
                                                                                  2,376,379          2,581,549

   Less--Accumulated depreciation and amortization                                1,077,933          1,519,607
                                                                               ------------       ------------
                                                                                  1,298,446          1,061,942
                                                                               ------------       ------------

Intangible Assets, net of accumulated amortization of $41,000
and $180,000 in  2000 and 2001, respectively                                        940,487            760,542
                                                                               ------------       ------------

Other Assets:
   Deposits                                                                         451,597            590,600
   Deferred Offering Costs                                                             --              387,133
                                                                               ------------       ------------
                                                                               $  8,952,314       $  6,635,606
                                                                               ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
   Bank loan                                                                   $  1,722,674       $    874,449
   Convertible loan notes                                                         2,700,000               --
   Current maturities of convertible debt                                           339,336          1,786,640
   Current maturities of capital lease obligations                                   52,528             46,383
   Accounts payable                                                               1,983,206          2,866,346
   Accrued expenses                                                               1,584,962            883,769
   Customer advance                                                                    --              293,463
                                                                               ------------       ------------
         Total current liabilities                                                8,382,706          6,751,049
                                                                               ------------       ------------

Promissory Note Payable                                                             936,000            936,000
                                                                               ------------       ------------

Convertible Debt, less current maturities                                           826,339               --
                                                                               ------------       ------------

Capital Lease Obligations, less current maturities                                   88,303             39,817
                                                                               ------------       ------------

Commitments (Note 14)

Stockholders' Equity (Deficit):
   Series A convertible preferred stock, $0.01 par value-
     Authorized--3,500,000 shares
     Issued and outstanding--2,725,000 in 2001                                         --               27,250
   Common stock, $0.001 par value-
     Authorized--40,000,000 shares
     Issued and outstanding--4,770,103 shares in 2000 and
       9,179,955 shares in 2001                                                       4,770              9,180
   Additional paid-in capital                                                    22,073,666         30,324,556
   Cumulative translation adjustment                                                 15,332                130
   Accumulated deficit                                                          (23,374,802)       (31,452,377)
                                                                               ------------       ------------
         Total stockholders' equity (deficit)                                    (1,281,034)        (1,091,261)
                                                                               ------------       ------------
                                                                               $  8,952,314       $  6,635,606
                                                                               ============       ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                              DIOMED HOLDINGS, INC.

Consolidated Statements of Operations

                                                                            YEARS ENDED DECEMBER 31,
                                                                   1999               2000              2001

Revenues                                                       $ 6,751,302        $ 9,424,514        $ 7,731,530

Cost of Revenues                                                 6,706,013          7,414,564          6,140,557
                                                               -----------        -----------        -----------

         Gross profit                                               45,289          2,009,950          1,590,973
                                                               -----------        -----------        -----------

Operating Expenses:
   Research and development                                      1,572,825          1,270,816          1,216,400
   Selling and marketing                                         2,136,498          1,647,510          2,520,337
   General and administrative                                    2,115,787          2,228,777          2,615,600
   Impairment of goodwill (Note 5)                               1,586,370               --                 --
                                                               -----------        -----------        -----------

         Total operating expenses                                7,411,480          5,147,103          6,352,337
                                                               -----------        -----------        -----------

         Loss from operations                                   (7,366,191)        (3,137,153)        (4,761,364)

Interest Expense, net                                             (124,535)          (338,843)        (2,893,031)
                                                               -----------        -----------        -----------

         Net loss                                               (7,490,726)        (3,475,996)        (7,654,395)

Value Ascribed to Call Option and
Beneficial Conversion Feature Related
to Preferred Stock                                                    --                 --             (423,180)
                                                               -----------        -----------        -----------

         Net loss applicable to common
         stockholders                                          $(7,490,726)       $(3,475,996)       $(8,077,575)
                                                               ===========        ===========        ===========

Net loss per share (Note 3):
   Basic and diluted net loss per share
   applicable to common stockholders                           $     (2.34)       $     (0.82)       $     (0.96)
                                                               ===========        ===========        ===========

   Basic and diluted weighted average
     common shares outstanding                                   3,196,558          4,246,004          8,406,721
                                                               ===========        ===========        ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                              DIOMED HOLDINGS, INC.

Consolidated Statements of Stockholders' Equity (Deficit)

                                                         SERIES A CONVERTIBLE PREFERRED                                  ADDITIONAL
                                                                      STOCK                       COMMON STOCK            PAID IN
                                                              SHARES           AMOUNT        SHARES          AMOUNT       CAPITAL


Balance, December 31, 1998                                        --              --        2,789,658          2,789     16,466,599
   Issuance of stock, net of issuance costs of $148,448           --              --        1,139,580          1,140
   Change in cumulative translation adjustment                    --              --             --             --             --
   Exercise of options to purchase common stock                   --            25,000             25        123,185           --
   Net loss                                                       --              --             --             --             --
                                                          ------------    ------------   ------------   ------------   ------------
         Comprehensive loss                                       --              --             --             --             --


Balance, December 31, 1999                                        --              --        3,954,238          3,954     19,289,991
   Issuance of stock and warrants, net of offering
     costs of $71,036                                             --              --          815,865            816      2,783,675
   Change in cumulative translation adjustment                    --              --             --             --             --
   Net loss                                                       --              --             --             --             --
                                                          ------------    ------------   ------------   ------------   ------------
         Comprehensive loss                                                                                            $ (3,422,323)


Balance, December 31, 2000                                        --              --        4,770,103          4,770     22,073,666
   Issuance of Series A convertible preferred stock,
     net of issuance costs of $192,530                       2,725,000          27,250           --             --        2,505,220
   Value ascribed to call option and beneficial
     conversion feature related to preferred stock                --              --             --             --          423,180
   Conversion of debt into common stock, including
     $2,700,000 related to beneficial conversion
     feature                                                      --              --        2,475,000          2,475      5,172,525
   Value ascribed to warrants issued in connection
     with issuance of debt to stockholders                        --              --             --             --           96,900
   Compensation expense related to issuance of stock
     options to consultants for services                          --              --             --             --           55,000
   Recapitalization of common stock held by certain
     investors                                                    --              --        1,934,852          1,935         (1,935)
   Change in cumulative translation adjustment                    --              --             --             --             --
   Net loss                                                       --              --             --             --             --
                                                          ------------    ------------   ------------   ------------   ------------
         Comprehensive loss                                       --              --             --             --             --


Balance, December 31, 2001                                   2,725,000    $     27,250      9,179,955   $      9,180   $ 30,324,556
                                                           ============   ============   ============   ============   ============

                                                                                                          TOTAL
                                                                   CUMULATIVE                         STOCKHOLDERS'
                                                                   TRANSLATION      ACCUMULATED           EQUITY       COMPREHENSIVE
                                                                   ADJUSTMENT         DEFICIT           (DEFICIT)           LOSS


Balance, December 31, 1998                                             27,014       (12,408,080)        4,088,322              --
   Issuance of stock, net of issuance costs of
                                                                    2,700,207              --                --           2,701,347
   Change in cumulative translation adjustment                        (65,355)             --             (65,355)     $    (65,355)
   Exercise of options to purchase common stock                          --             123,210
   Net loss                                                              --          (7,490,726)       (7,490,726)       (7,490,726)
                                                                 ------------      ------------      ------------      ------------

         Comprehensive loss                                              --                --                --        $ (7,556,081)


Balance, December 31, 1999                                            (38,341)      (19,898,806)         (643,202)
   Issuance of stock and warrants, net of offering
     costs of $71,036                                                    --                --           2,784,491
   Change in cumulative translation adjustment                         53,673              --              53,673      $     53,673
   Net loss                                                              --          (3,475,996)       (3,475,996)       (3,475,996)
                                                                 ------------      ------------      ------------      ------------

         Comprehensive loss                                                                                            $ (3,422,323)
                                                                                                                       ============

Balance, December 31, 2000                                             15,332       (23,374,802)       (1,281,034)
   Issuance of Series A convertible preferred stock,
     net of issuance costs of $192,530                                   --                --           2,532,470
   Value ascribed to call option and beneficial
     conversion feature related to preferred stock                       --            (423,180)             --
   Conversion of debt into common stock, including
     $2,700,000 related to beneficial conversion
     feature                                                             --                --           5,175,000
   Value ascribed to warrants issued in connection
     with issuance of debt to stockholders                               --                --              96,900
   Compensation expense related to issuance of stock
     options to consultants for services                                 --                --              55,000
   Recapitalization of common stock held by certain
     investors                                                           --                --                --
   Change in cumulative translation adjustment                        (15,202)             --             (15,202)     $    (15,202)
   Net loss                                                              --          (7,654,395)       (7,654,395)       (7,654,395)
                                                                 ------------      ------------      ------------      ------------

         Comprehensive loss                                                                                            $ (7,669,557)
                                                                                                                       ============

Balance, December 31, 2001 (audited)                             $        130      $(31,452,377)     $ (1,091,261)
                                                                 ============      ============      ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                              DIOMED HOLDINGS, INC.

Consolidated Statements of Cash Flows

                                                              YEARS ENDED DECEMBER 31,
                                                         1999           2000          2001

Cash Flows from Operating Activities:
   Net loss                                          $(7,490,726)   $(3,475,996)   $(7,654,395)
   Adjustments to reconcile net loss to net cash
   used in operating activities-
     Depreciation and amortization                       688,708        467,566        709,618
     Noncash interest expense on convertible loan
       notes                                                --             --        2,700,000
     Issuance of stock options to consultants               --             --           55,000
     Impairment of goodwill                            1,586,370           --             --
     Changes in operating assets and liabilities,
     net of acquisition-
       Accounts receivable                               545,556     (1,965,681)     2,910,905
       Inventories                                       (30,084)      (421,071)        24,779
       Prepaid expenses and other current assets        (269,088)       256,583        (35,201)
       Deposits                                         (489,092)          --         (143,478)
       Accounts payable                                   82,218        226,307        932,898
       Accrued expenses                                2,055,614       (852,658)      (662,378)
       Customer advance                                     --             --          293,463
                                                     -----------    -----------    -----------

         Net cash used in operating activities        (3,320,524)    (5,764,950)      (868,789)
                                                     -----------    -----------    -----------

Cash Flows from Investing Activities:
   Purchases of property and equipment                  (970,323)      (272,414)       489,323

Cash Flows from Financing Activities:
   Net proceeds (payments) from bank borrowings        1,500,073       (115,389)       800,766
   Proceeds from convertible loan notes                     --        2,700,000           --
   Proceeds from convertible debt                           --             --          700,000
   Promissory note payable                                  --          936,000           --
   Payments on convertible debt                             --          (34,325)      (225,000)
   Payments on capital lease obligations                 (40,859)       (50,388)       (50,751)
   Proceeds from issue of stock                        2,701,347      2,784,491           --
   Increase in deferred offering costs                      --             --         (387,133)
   Proceeds from issue of preferred stock                   --             --        2,532,470
   Proceeds from exercise of stock options               123,210           --             --
                                                     -----------    -----------    -----------

         Net cash provided by financing activities     4,283,771      6,220,389      1,768,820
                                                     -----------    -----------    -----------

Effect of Exchange Rate Changes                          (37,143)      (127,195)      (207,014)
                                                     -----------    -----------    -----------

Net Increase (Decrease) in Cash and Cash
Equivalents                                              (44,219)        55,830        203,694

Cash and Cash Equivalents, beginning of period           107,261         63,042        118,872
                                                     -----------    -----------    -----------

Cash and Cash Equivalents, end of period             $    63,042    $   118,872    $   322,566
                                                     ===========    ===========    ===========

Supplemental Disclosure of Cash Flow Information:
   Cash paid for interest                            $   124,535    $   332,285    $   155,438
                                                     ===========    ===========    ===========

Supplemental Disclosure of Noncash Investing and
Financing Activities:
   Acquisition of property and equipment under
     capital lease obligations                       $   172,159    $    32,065    $      --
                                                     ===========    ===========    ===========
   Exchange of convertible debt for QLT
     intangible assets and inventory                 $      --      $ 1,200,000    $      --
                                                     ===========    ===========    ===========
   Conversion of convertible loan notes into
     common stock                                    $      --      $      --      $ 2,475,000
                                                     ===========    ===========    ===========
   Value ascribed to warrants issued in
     connection with issuance of debt to
     stockholders                                    $      --      $      --      $    96,900
                                                     ===========    ===========    ===========
   Value ascribed to call option and beneficial
     conversion feature related to preferred stock   $      --      $      --      $   423,180
                                                     ===========    ===========    ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

DIOMED HOLDINGS, INC.

Notes to Consolidated Financial Statements

December 31, 2001

(1)  OPERATIONS

     Diomed Holdings, Inc. and subsidiaries (the Company) provides innovative clinical modalities and specializes in developing and distributing equipment and disposables used in minimal and micro-invasive medical procedures.

     Some of the Company's medical laser products are in various stages of development, and as such, the success of future operations is subject to a number of risks similar to those of other companies in similar stages of development. Principal among these risks are the continued successful development and marketing of the Company's products, proper regulatory approval, the need to achieve profitable operations, competition from substitute products and larger companies, the need to obtain adequate financing to fund future operations and dependence on key individuals. The Company has incurred significant losses since inception and is devoting substantially all its efforts towards research and development, regulatory approvals, manufacturing and marketing its products.

     As discussed in Note 16, subsequent to year-end, the Company merged with another company, raised $10 million in additional funding through a private placement offering and paid certain of its debt outstanding at December 31, 2001. Management believes that this additional capital, along with its cash flows from operations, will be sufficient to fund its operations into 2003.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying consolidated financial statements reflect the application of certain accounting policies as described below and elsewhere in these notes to consolidated financial statements.

     (A)  PRINCIPLES OF CONSOLIDATION

          These financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated.

     (B)  USE OF ESTIMATES

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

DIOMED HOLDINGS, INC.

Notes to Consolidated Financial Statements

December 31, 2001

     (C)  CASH AND CASH EQUIVALENTS

          Cash and cash equivalents consists of short-term, highly liquid investments with original maturity dates of 90 days or less. Cash equivalents are carried at cost, which approximates fair value.

     (D)  FOREIGN CURRENCY TRANSLATION

          Assets and liabilities of the foreign subsidiaries are translated at the rate of exchange in effect at year-end. Results of operations are translated using the weighted average exchange rate in effect during the year. Translation adjustments, resulting from the revaluation of assets and liabilities denominated in other than the functional currency of the Company or its subsidiaries, are recorded as a separate component of stockholders' equity in the accompanying consolidated balance sheets. Transaction gains and losses, resulting from the changes in the rate of exchange between the subsidiaries' functional currency and the U.S. dollar are included in operating expenses for all periods presented.

     (E)  REVENUE RECOGNITION

          Revenue from product sales is recognized at the time of shipment to the customer as long as there is persuasive evidence of an arrangement, the sales price is fixed and determinable and collection of the related receivable is probable. The Company provides for estimated product returns and warranty costs at the time of product shipment. In December 1999, the Securities and Exchange Commission
          (SEC) issued Staff Accounting Bulletin (SAB) No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS, which establishes guidance in applying generally accepted accounting principles to revenue recognition in financial statements and is effective beginning with the Company's fourth quarter of the year ended December 31, 2000. The Company has determined that its existing revenue recognition practices comply with the requirements of SAB No. 101 for all periods presented.

     (F)  INVENTORIES

          Inventories are valued at the lower of cost (first-in, first-out) or market. Work-in-progress and finished goods consist of materials, labor and manufacturing overhead. Inventories consist of the following:

                                                DECEMBER 31,
                                          2000              2001

               Raw materials        $     2,022,590   $     1,211,870
               Work-in-progress             243,612         1,016,236
               Finished goods                82,392           174,076
                                    ---------------   ---------------

                                    $     2,348,594   $     2,402,182
                                    ===============   ===============

DIOMED HOLDINGS, INC.

Notes to Consolidated Financial Statements

December 31, 2001

     (G)  DEPRECIATION AND AMORTIZATION

          The Company provides for depreciation and amortization using both straight-line and accelerated methods by charges to operations in amounts that allocate the cost of the assets over their estimated useful lives as follows:

                                                              ESTIMATED
                      DESCRIPTION                            USEFUL LIFE

            Office equipment and furniture and
            fixtures                                          2-5 years
            Manufacturing equipment                           2-5 years
                                                      Lesser of estimated useful
            Leasehold improvements                       life or life of lease

     (H)  LONG-LIVED ASSETS

          The Company assesses the realizability of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. Under SFAS No. 121, if qualitative factors suggest that an impairment may have occurred, the Company is required to assess the valuation of its long-lived assets. Based on the Company's development of a next-generation laser and its decision to discontinue the sale of the LaserLite LLC product line, the Company recorded an asset impairment charge of approximately $1.6 million against the remaining carrying value of goodwill related to the acquisition of LaserLite LLC during the year ended December 31, 1999. As of December 31, 2000 and 2001, the Company has determined that no material adjustment to the carrying value of its long-lived assets was required.

     (I)  FAIR VALUE OF FINANCIAL INSTRUMENTS

          The carrying amounts of the Company's cash, cash equivalents, accounts receivable, accounts payable and various debt instruments approximate fair value due to the short-term nature of these instruments. The carrying amounts of debt issued pursuant to agreements with banks approximate fair value as the interest rates on these instruments fluctuate with market interest rates.

     (J)  CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

          Financial instruments that subject the Company to credit risk consist primarily of cash, cash equivalents and trade accounts receivable. The Company places its cash and cash equivalents in established financial institutions. The Company has no significant off-balance-sheet concentration of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company's accounts receivable credit risk is not concentrated within any one geographic area. The Company has not experienced any significant losses related to receivables from any individual customers or groups of customers in any specific industry or by geographic area. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be inherent in the Company's accounts receivable.

DIOMED HOLDINGS, INC.

Notes to Consolidated Financial Statements

December 31, 2001

          The following table summarizes the number of customers that individually comprise greater than 10% of total revenues and total gross accounts receivable for the periods presented:

          REVENUES

                                       YEARS ENDED DECEMBER 31,
                                        1999     2000     2001

                        Customer A        *       20%      21%
                        Customer B       23%      18%      13%
                        Customer C       12%       *        *
                        Customer D       11%       *        *

                        *Less than 10%

          GROSS ACCOUNTS RECEIVABLE

                                               DECEMBER 31,
                                             2000       2001

                        Customer A            29%         33%
                        Customer B             *           *
                        Customer C            18%         14%
                        Customer D             *           *

                        *Less than 10%

     (K)  ACCOUNTING FOR STOCK-BASED COMPENSATION

          The Company accounts for employee stock option grants in accordance with Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and has included the pro forma disclosures required by SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, for all periods presented in Note 11(D).

     (L)  RESEARCH AND DEVELOPMENT EXPENSES

          The Company charges research and development expenses to operations as incurred.

     (M)  COMPREHENSIVE INCOME

          SFAS No. 130, REPORTING COMPREHENSIVE INCOME, requires disclosure of all components of comprehensive income. Comprehensive income is defined as the change in stockholders' equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. For all periods presented, comprehensive income consists of the Company's net loss and changes in cumulative translation adjustment account (see Note 2(D)). The Company has disclosed comprehensive income (loss) for all periods presented in the accompanying consolidated statements of stockholders' equity (deficit).

DIOMED HOLDINGS, INC.

Notes to Consolidated Financial Statements

December 31, 2001

     (N)  INCOME TAXES

          The Company follows the provisions of SFAS No. 109, ACCOUNTING FOR INCOME TAXES. Deferred income taxes are provided on temporary differences that arise in the recording of transactions for financial and tax reporting purposes and result in deferred tax assets and liabilities. Deferred tax assets are reduced by an appropriate valuation allowance if it is management's judgment that part of the deferred tax asset will not be realized. Tax credits are accounted for as reductions of the current provision for income taxes in the year in which the related expenditures are incurred.

     (O)  RECENT ACCOUNTING PRONOUNCEMENTS

          In July 2001, the FASB issued SFAS No. 141, BUSINESS COMBINATIONS. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. This statement is effective for all business combinations initiated after June 30, 2001.

          In July 2001, the FASB issued SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. This statement applies to goodwill and intangible assets acquired after June 30, 2001, as well as goodwill and intangible assets previously acquired. Under this statement, goodwill as well as certain other intangible assets determined to have an infinite life will no longer be amortized; instead, these assets will be reviewed for impairment on a periodic basis. This statement is effective for the Company for the first quarter in the fiscal year ended December 2002. The Company has not yet completed its assessment of whether the adoption of this new accounting standard will have a material impact on the Company's financial statements. As of December 31, 2001, the carrying value of the Company's intangible assets is $760,542. Related to those intangible assets, the Company recorded amortization expense of approximately $41,000 for the year ended December 31, 2000 and approximately $180,000 for the year ended December 31, 2001.

          In August 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, which supercedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. SFAS No. 144 further refines the requirements of SFAS No. 121 that companies (i) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows and (ii) measure an impairment loss as the difference between the carrying amount and the fair value of the asset. In addition, SFAS No. 144 provides guidance on accounting and disclosure issues surrounding long-lived assets to be disposed of by sale. The Company does not expect adoption of this statement to have a material impact on its financial position or results of operations.

DIOMED HOLDINGS, INC.

Notes to Consolidated Financial Statements

December 31, 2001

(3)  NET LOSS PER SHARE

     Net loss per share is computed based on the guidance of SFAS No. 128, EARNINGS PER SHARE. SFAS No. 128 requires companies to report both basic loss per share, which is based on the weighted average number of common shares outstanding, and diluted loss per share, which is based on the weighted average number of common shares outstanding and the weighted average dilutive potential common shares outstanding using the treasury stock method. As a result of the losses incurred by the Company for the years ended December 31, 1999, 2000 and 2001 all potential common shares were antidilutive and were excluded from the diluted net loss per share calculations.

     The following table summarizes securities outstanding as of each period-end which were not included in the calculation of diluted net loss per share since their inclusion would be antidilutive.

                                                 DECEMBER 31,
                                         1999        2000        2001

               Common stock options
               and warrants             714,995   2,248,944    1,885,664
                                     ==========  ==========   ==========

               Convertible preferred
                  stock                    --          --      5,450,000
                                     ==========  ==========   ==========


               Convertible debt            --     1,104,479      819,734
                                     ==========  ==========   ==========

(4)  ACCRUED EXPENSES

     Accrued liabilities consist of the following:

                                                           DECEMBER 31,
                                                      2000              2001

               Payroll and related costs          $  499,254        $  194,557
               Warranty and related costs            830,419           103,280
               Deferred rent                         151,184           153,907
               Professional fees                      60,000           258,056
               Other                                  44,105           173,969
                                                  ----------       -----------
                                                  $1,584,962        $  883,769
                                                  ==========        ==========

(5)  ACQUISITON OF LASERLITE LLC

     On May 31, 1998, the Company acquired substantially all of the assets and assumed certain liabilities of LaserLite LLC (LaserLite), the distributor of Diomed, Ltd.'s cosmetic laser systems, with certain patents and other intangible assets. As consideration, the Company issued 414,143 shares of common stock to LaserLite and options to purchase 86,412 shares of common stock.

     The Company allocated approximately $2.6 million of the purchase price to goodwill and was amortizing such goodwill on the straight-line basis over a four-year period. Included in general and administrative expenses are $656,429 of amortization expense for the year ended December 31, 1999.

DIOMED HOLDINGS, INC.

Notes to Consolidated Financial Statements

December 31, 2001

     In December 1999, the Company recorded a noncash accounting charge of $1,586,370 related to the impairment of the value of the goodwill that had arisen from this acquisition. An impairment was recognized when the Company's development of a next-generation laser led to a decision to discontinue the sale of the LaserLite product line.

(6)  ACQUISITION OF MANUFACTURING RIGHTS

          Effective October 16, 2000, the Company acquired certain manufacturing rights and inventory of QLT, Inc. (QLT) necessary or useful to commercialize certain series of its OPTIGUIDE(R) fibers for $1.2 million in the form of two promissory notes, payable within two years. The first promissory note is payable in cash or in shares of common stock. The second promissory note is payable, at the election of the Company, in cash or in shares of common stock (see Note 9). In the event that the Company closes an initial public offering (IPO) of its securities within two years of the closing date, the due date of the balance payment would be accelerated to the time of completion of the IPO and QLT would receive payment in full in the form of common stock, at a 40% discount on the offering price per share to the public. This contingent beneficial conversion feature, valued at $556,667 and computed in accordance with Emerging Issues Task Force (EITF) 00-27, APPLICATION OF EITF ISSUE NO. 98-5 TO CERTAIN CONVERTIBLE INSTRUMENTS, would be recorded upon the occurrence of an IPO as a discount to the debt and amortized ratably to interest expense over the remaining term of the debt, unless converted earlier. The merger and private offering of common stock, as discussed in Note 16, does not qualify as an IPO. The aggregate purchase price of $1,200,000 was allocated based on the fair value of the tangible and intangible assets acquired as follows:

               Inventory                        $    218,623
               Manufacturing rights                  981,377
                                                ------------

                                                $  1,200,000

     Amounts allocated to manufacturing rights are being amortized on the straight-line basis over a five-year period. Included in general and administrative expenses is amortization expense of approximately $41,000 and $180,000 for the years ended December 31, 2000 and 2001, respectively.

(7)  LINE-OF-CREDIT ARRANGEMENT

     Diomed, Ltd. had a (pound)400,000 ($646,000 at December 31, 1999) line of credit with Barclays Bank. This line bore interest at 2.5% above Barclays Bank's base rate (6.25% at December 31, 1999). Borrowings were guaranteed by a shareholder of the Company and were due on March 31, 2000. Subsequently, the due date was extended to May 11, 2000, when the outstanding balance was repaid.

     Diomed, Ltd. also has a line of credit with Barclays Bank, which is limited to the lesser of (pound)1,200,000 ($1,745,160 at December 31, 2001) or 80%
     of eligible accounts receivable. This line bears interest at 3% above Barclays Bank's base rate (4.00% at December 31, 2001) and borrowings are due upon collection of receivables from customers. As of December 31, 2001, there were borrowings of (pound)601,278 ($874,449) outstanding under this line and available future borrowings of approximately $100,000.

DIOMED HOLDINGS, INC.

Notes to Consolidated Financial Statements

December 31, 2001

(8)  CONVERTIBLE LOAN NOTES

     Between March and June 2000, the Company issued $2.7 million of 9% convertible subordinated notes (the Notes), which were due on March 31, 2001. The original conversion rate for the Notes was $3.50 per share of common stock. The conversion rate was subject to adjustment in the event of certain circumstances occurring, including certain issues of common stock at a price below $3.50 per share.

     Pursuant to the Stock Purchase and Recapitalization Agreement (the Agreement), dated March 5, 2001, which provided certain existing shareholders with additional shares of common stock which had the effect of reducing their purchase price to $1.00 per share (see Note 11(C)), the Company agreed to adjust the conversion price from $3.50 per share to $1.00 per share. Concurrent with the Agreement, the noteholders agreed to convert principle of $2,475,000 into 2,475,000 shares of common stock. The balance due of $225,000 was repaid in cash.

     In accordance with EITF 00-27, the Company recorded noncash interest expense totaling approximately $2.7 million in March 2001 due to the adjustment of the original conversion price.

(9)  DEBT

     As of December 31, 2000 and 2001, the two promissory notes due to QLT for the acquisition of the manufacturing rights to the OPTIGUIDE(R) fibers (see
     Note 6) are shown on the consolidated balance sheet as convertible debt.

     With respect to the First QLT Promissory Note, by letter dated June 7, 2001, QLT formally requested payment of the $339,336 balance due under that note. QLT also indicated that it would exercise its option under the Optiguide Asset Purchase Agreement to require Diomed to issue to QLT shares of Diomed Common Stock having a value equal to $339,336. On October 1, 2001 Diomed advised QLT that it was prepared to issue 135,735 shares based on a per share price of $2.50. Diomed asked QLT to respond if the calculation was acceptable to it and also asked that, if the calculation was not acceptable, that the matter be referred to arbitration pursuant to the applicable provisions of the Optiguide Asset Purchase Agreement. On January 28, 2002 Diomed issued QLT 135,735 shares of Diomed Common Stock. On February 11, 2002, QLT wrote Diomed and stated that it was accepting the 135,735 shares issued to it under protest as it disagreed with the per share price Diomed had used in calculating the number of shares issued to it. It also pointed out that Diomed had failed, in connection with the issuance of those shares, to confirm certain registration rights and deliver a legal opinion. Based on the letter, it is unclear what QLT's position is. Diomed believes that QLT's position may be that it should be issued up to an additional 542,940 shares. Diomed disputes this position based on the express terms of its agreement with QLT and the relevant facts. The terms of the agreement between Diomed and QLT require senior management of both companies to meet for a period of 60 days to attempt to resolve disputes arising thereunder.

     In October 2000, a customer advanced the Company $936,000 to secure certain key materials. In September 2001, the Company issued a promissory note to this customer in the amount of the advance. The note matures on January 1, 2004 and bears interest at a rate of 8.5% per year. The note does not provide for conversion rights.

DIOMED HOLDINGS, INC.

Notes to Consolidated Financial Statements

December 31, 2001

     A summary of the debt at December 31, 2001 is as follows:

                                                  CURRENT       LONG-TERM

          Convertible debt--QLT                $  1,175,000    $      --
          Promissory note payable                    --             936,000
                                              ------------     ------------

                                               $  1,175,000    $    936,000
                                               ============    ============

(10) INCOME TAXES

     No provision for foreign, federal or state income taxes has been recorded, as the Company incurred net operating losses for all periods presented. The Company has U.S. federal and state net operating loss carryforwards of approximately $6.7 million at December 31, 2001 to reduce future federal income taxes, if any. These carryforwards expire through 2021 and are subject to review and possible adjustment by the Internal Revenue Service
     (IRS). The Company also has approximately $16.4 million of foreign net operating loss carryforwards at December 31, 2001 to reduce future foreign income taxes, if any. These carryforwards do not have an expiration date.

     The Tax Reform Act of 1986 contains provisions that may limit the amount of U.S. federal and state net operating loss and credit carryforwards that the Company may utilize in any one year in the event of certain cumulative changes in ownership over a three-year period in excess of 50%, as defined. The Company has not assessed whether its equity transactions have caused such a change in ownership.

     The approximate tax effects of temporary differences that give rise to significant portions of the Company's deferred tax assets primarily relate to net operating loss carryforwards and amount to approximately $5.8 million and $7.7 million as of December 31, 2000 and 2001, respectively. It is the Company's objective to become a profitable enterprise and to realize the benefits of its deferred tax assets. However, in evaluating the realizability of these deferred tax assets, management has considered the Company's short operating history, the volatility of the market in which it competes and the operating losses incurred to date, and believes that, given the significance of this evidence, a full valuation reserve against its deferred tax assets is required as of December 31, 2000 and 2001. The components of the Company's deferred tax assets are as follows:

                                                          DECEMBER 31,
                                                     2000              2001

          Net operating loss carryforwards      $   5,581,915     $   7,605,793
          Other temporary differences                 261,805            66,175
          Valuation allowance                      (5,843,720)       (7,671,968)
                                                -------------     -------------
                   Net deferred tax asset       $       --        $      --
                                                =============     =============

DIOMED HOLDINGS, INC.

Notes to Consolidated Financial Statements

December 31, 2001

(11) STOCKHOLDERS' EQUITY

     (A)  AMENDED CERTIFICATE OF INCORPORATION

          Effective March 15, 2001, the authorized capital stock of the Company was increased to 43,500,000 shares, consisting of 40,000,000 shares of common stock, $0.001 par value per share and 3,500,000 shares of preferred stock, $0.01 par value per share, all of which are designated Series A convertible preferred stock (Series A Preferred Stock).

     (B)  SALE OF SERIES A PREFERRED STOCK

          In March and April 2001, the Company sold an aggregate of 2,725,000 shares of Series A Preferred Stock for $1.00 per share, which resulted in gross proceeds of $2,725,000.

          The Series A Preferred Stock has the following rights, preferences and privileges:

               VOTING

               Each share of Series A Preferred Stock shall entitle the holder thereof to such number of votes equal to the number of shares of common stock into which each share is then convertible. The holders, collectively, by a two-thirds vote, have the right to elect three members to the Company's Board of Directors and can assign such rights to the lead investor. Also, the holders are required, by a two-thirds vote, to approve matters pertaining to corporate governance and structure, dividends, sale or redemption of securities or instruments convertible to securities, a merger or consolidation, and sale, lease or disposal of all or substantially all of the Company's assets. In addition, until the effective date of a qualifying initial public offering or private equity offering of common stock at a price per share of at least $5.00, resulting in gross proceeds of at least $15 million, the Company shall not incur any debt, make any acquisitions or strategic investments or enter into any contracts or payment obligations that commit the Company to $250,000 or more in aggregate without the approval of the Board of Directors, including the three members elected by the holders.

               DIVIDENDS

               The holders of Series A Preferred Stock are entitled to receive non-cumulative 10% dividends annually, when and if declared by the Company's Board of Directors.

               LIQUIDATION PREFERENCE

               Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the holders of each share of Series A Preferred Stock is entitled to receive an amount equal to the greater of (i) $1.00 per share, subject to adjustment, plus any declared but unpaid dividends or (ii) such amount per share

DIOMED HOLDINGS, INC.

Notes to Consolidated Financial Statements

December 31, 2001

               of Series A Preferred Stock as would have been payable had each share been converted to common stock.

               VOLUNTARY CONVERSION

               Each share of Series A Preferred Stock is convertible, at the option of the holder thereof, into two shares of common stock, subject to adjustment, as defined.

               AUTOMATIC CONVERSION

               Each share of Series A Preferred Stock shall automatically be converted into shares of common stock at the then effective conversion price, upon written election of at least two-thirds of the then outstanding Series A Preferred Stock, merger or consolidation, as defined, or upon the closing of a qualifying initial public offering at a price per share of at least $5.00, resulting in gross proceeds of at least $15,000,000.

               CALL OPTION

               On or prior to October 31, 2001 or the earlier merger or consolidation of the Company, as defined, two holders of Series A Preferred Stock could have required the Company to sell up to 1,000,000 shares of Series A Preferred Stock at a price per share equal to $1.00, subject to adjustment, as defined. The Company recorded the fair value of the call option and related beneficial conversion feature, totaling an aggregate of $423,180, in the accompanying statement of stockholders' equity (deficit). Effective October 31, 2001, the call option terminated.

     (C)  COMMON STOCK

          As of December 31, 2001, the Company had authorized 40,000,000 shares of common stock, $0.001 par value, of which 9,179,955 are outstanding.

          Between August and November 2000, the Company issued 815,865 shares of its common stock at a price of $3.50 per share, together with warrants to purchase 1,387,294 shares of common stock at a price of $3.50 per share, in private placements resulting in net proceeds of approximately $2.8 million. In connection with the sale of Series A Preferred Stock for $1.00 per share, substantially all of the purchasers of common stock from August and November 2000 elected to accept the Company's offer to exchange the shares and warrants they originally acquired (773,941 and 1,345,370, respectively) for 2,708,793 shares of common stock. This recapitalization yields an effective purchase price of $1.00 per share.

     (D)  STOCK OPTIONS

          In November 1998 and May 2001, the Company's Board of Directors approved the 1998 Incentive Plan (the 1998 Plan) and the 2001 Stock Option Plan (the 2001 Plan) (collectively, the Plans), respectively, permitting the granting of stock options to employees, directors, consultants and advisors, which may be either incentive stock

DIOMED HOLDINGS, INC.

Notes to Consolidated Financial Statements

December 31, 2001


          options or nonqualified options and stock awards. The Board has reserved 750,000 and 1,750,000 shares of common stock for issuance under the 1998 Plan and the 2001 Plan, respectively.

          The exercise price and vesting are determined by the Board of Directors at the date of grant. Options generally vest over two and four years and expire 10 years after the date of grant. Incentive stock options under the Plans are granted at not less than fair market value per share of common stock on the date of grant or 110% of fair market value for any stockholder who holds more than 10% of the total combined voting power of all classes of stock of the Company.

          A summary of stock option activity is as follows:

                                                                        WEIGHTED
                                                                        AVERAGE
                                             RANGE OF      NUMBER OF    EXERCISE
                                          EXERCISE PRICE    SHARES       PRICE

          Outstanding, December 31, 1998  $   2.24-8.23     554,862   $     5.54
             Granted                          2.50-5.98     198,316         3.63
             Exercised                             4.49     (25,000)        4.84
             Forfeited                        2.24-8.23     (24,100)        6.57
                                          -------------   ---------   ----------

          Outstanding, December 31, 1999      2.24-8.23     704,078         4.89
             Granted                               3.50     172,738         3.50
             Forfeited                        2.24-8.23     (36,176)        6.46
                                          -------------   ---------   ----------

          Outstanding, December 31, 2000      2.24-8.23     840,640         4.37

             Granted                          1.25-2.25   1,056,653         1.33
             Forfeited                        3.50-6.36    (123,553)        2.75
                                          -------------   ---------   ----------

          Outstanding, December 31, 2001  $  1.25-$8.23   1,773,740   $     2.65
                                          =============   =========   ==========

          Exercisable, December 31, 1999  $  2.24-$8.23     573,343   $     4.07
                                          =============   =========   ==========

          Exercisable, December 31, 2000  $  2.24-$8.23     680,621   $     4.59
                                          =============   =========   ==========

          Exercisable, December 31, 2001  $  1.25-$8.23     911,537   $     3.83
                                          =============   =========   ==========

          At December 31, 2001, 1,215,939 options were available for future grants under the Plans.

DIOMED HOLDINGS, INC.

Notes to Consolidated Financial Statements

December 31, 2001

          The following table summarizes information relating to currently outstanding and exercisable options as of December 31, 2001.

                                   OUTSTANDING
                                     WEIGHTED
                                     AVERAGE                       EXERCISABLE
                                    REMAINING      WEIGHTED                   WEIGHTED
                                   CONTRACTUAL     AVERAGE                    AVERAGE
           EXERCISE      NUMBER OF   LIFE (IN      EXERCISE     NUMBER OF     EXERCISE
             PRICE        SHARES      YEARS)        PRICE         SHARES       PRICE

         $      1.25      915,153       9.4      $      1.25      121,042  $      1.25
           2.24-3.50      449,937       5.7             2.79      381,845         2.78
           4.00-6.56      390,250       4.4             5.48      390,250         5.48
           7.36-8.23       18,400       4.3             7.68       18,400         7.68
                        ---------                -----------  -----------  -----------

                        1,773,740                $      2.65      911,537  $      3.83
                        =========                ===========  ===========  ===========

          Had compensation cost for the Company's option plans been determined based on the fair value at the grant dates, as prescribed in SFAS No. 123 for the years ended December 31, 1999, 2000 and 2001, the Company's pro forma net loss would have been as follows:

                                                         YEARS ENDED DECEMBER 31,
                                                    1999          2000            2001

Net loss applicable to common stockholders,
   as reported                                $ (7,490,726)   $ (3,475,996)   $ (8,077,575)
Net loss applicable to common stockholders,
   pro forma                                  $ (7,524,032)   $ (3,541,425)   $ (8,247,499)
Basic and diluted net loss per share
   applicable to common stockholders, as
   reported                                   $     (2.34)    $     (0.82)    $     (0.96)
Basic and diluted net loss per share
   applicable to common stockholders, pro
   forma                                      $     (2.35)    $     (0.83)    $     (0.98)

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the applicable period:

                                                      DECEMBER 31,
                                            1999          2000          2001

       Risk-free interest rate            4.84-6.55%    5.78-6.68%    3.53-4.76%
       Expected dividend yield                    -%            -%            -%
       Expected lives                        5 years       5 years     7.9 YEARS
       Expected volatility                        -%            -%            -%
       Weighted average grant date
          fair value per share           $      0.92   $      0.95   $      0.78
       Weighted average remaining
          contractual life of options
          outstanding                      6.0 years     6.4 years     7.9 YEARS

          In connection with the private offerings of the Company's common stock, options to purchase 48,966 and 8,438 shares of common stock were issued to nonemployees in 1999 and 2000, respectively. The Company has recorded stock-based offering costs of $30,000 and $33,752 based upon the fair value of such options.

DIOMED HOLDINGS, INC.

Notes to Consolidated Financial Statements

December 31, 2001

     (E)  ISSUANCE OF STOCK OPTIONS TO CONSULTANTS

          In August 2001, the Company granted fully exercisable options to purchase 60,000 shares of common stock at an exercise price per share equal to $2.25 to consultants in exchange for marketing services. The Company recorded the fair value of such options, based on the Black-Scholes option pricing model, as stock-based compensation expense totaling $55,000 in the accompanying statement of operations for year ended December 31, 2001.

(12) VALUATION AND QUALIFYING ACCOUNTS

     A summary of the allowance for doubtful accounts is as follows:

                                             YEARS ENDED DECEMBER 31,
                                           1999         2000       2001

     Allowance for doubtful accounts:
       Balance, beginning of period     $    --     $   7,000   $ 300,000
          Provision for doubtful
            accounts                        7,000     293,000     207,240
          Write-offs                         --          --      (289,767)
                                        ---------   ---------   ---------

       Balance, end of period           $   7,000   $ 300,000   $ 217,473
                                        =========   =========   =========

(13) SEGMENT REPORTING

     The Company has adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, which establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas.

     Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions on how to allocate resources and assess performance. The Company's chief decision making group, as defined under SFAS No. 131, is the Executive Management Committee.

     The Company's reportable segments are determined by product type: laser systems and fibers and other accessories. The accounting policies of the segments are the same as those described in Note 2. The Executive Management Committee evaluates segment performance based on revenue. Accordingly, all expenses are considered corporate level activities and are not allocated to segments. Also, the Executive Management Committee does not assign assets to its segments.

DIOMED HOLDINGS, INC.

Notes to Consolidated Financial Statements

December 31, 2001

     This table presents revenues by reportable segment:

                               YEARS ENDED DECEMBER 31,
                           1999         2000         2001

     Laser systems      $5,818,270   $8,901,906   $5,898,530
     Fibers and other
        accessories        933,032      522,608    1,833,000
                        ----------   ----------   ----------

          Total         $6,751,302   $9,424,514   $7,731,530
                        ==========   ==========   ==========

     The following table represents percentage of revenues by geographic destination:

                             YEARS ENDED DECEMBER 31,
                            1999         2000     2001

     North America           30%          33%       49%

     Asia/Pacific            28%          30%       25%

     Europe                  34%          33%       24%

     Other                    8%           4%        2%
                            ---          ---       ---

          Total             100%         100%      100%
                            ===          ===       ===

     The following table represents long-lived assets by geographic location:

                                               DECEMBER 31,
                                          2000              2001

          North America            $     1,200,955   $     1,417,681
          Europe                         1,489,575         1,382,536
                                   ---------------   ---------------

               Total               $     2,690,530   $     2,800,217
                                   ===============   ===============

DIOMED HOLDINGS, INC.

Notes to Consolidated Financial Statements

December 31, 2001

(14) COMMITMENTS

     (A)  LEASES

          The Company leases certain equipment and office facilities under noncancelable operating and capital leases that expire at various dates through 2014. The Company's building lease at its subsidiary in the United Kingdom is a 25-year lease through 2024. However, the Company has an option, at its election, to terminate the lease agreement after 15 years in 2014. If the Company chooses not to exercise this option, the lease agreement continues for the remaining 10 years through 2024. Total rent expense under these operating lease agreements for the years ended December 31, 1999, 2000 and 2001 was $381,446, $454,529, and $473,247 respectively. Capital lease obligations bear interest at a rate of 20% per annum. Future minimum lease payments required under these leases at December 31, 2001 are as follows:

                                               CAPITAL LEASES   OPERATING LEASES

          2002                                  $      63,893    $       481,383
          2003                                         29,205            481,383
          2004                                          9,482            462,801
          2005                                            352            444,219
          2006                                             --            444,219
          Thereafter                                       --          3,257,607
                                                -------------    ---------------

              Total future minimum lease
              payments                                102,932    $     5,571,612
                                                                 ===============

          Less--Amount representing interest           16,732
                                                -------------

              Present value of future minimum
              lease payments                           86,200

          Less--Current portion of capital
          lease obligations                            46,383
                                                -------------

              Capital lease obligations, net
              of current portion                $      39,817
                                                =============

     (B)  LITIGATION

          From time to time, the Company is involved in legal and administrative proceedings and claims of various types. While any litigation contains an element of uncertainty, management, in consultation with the Company's general counsel, presently believes that the outcome of each such other proceedings or claims which are pending or known to be threatened, or all of them combined, will not have a material adverse effect on the Company.

          On October 22, 2001, a plaintiff filed an action against the Company, alleging that the Company disclosed certain trade secret information. The plaintiff seeks compensatory and punitive damages in an unspecified amount and an injunction against further disclosures. The Company has moved to dismiss the action and compel arbitration. Management believes that this claim will not have a material adverse effect on the Company's consolidated financial position or results of operations.

DIOMED HOLDINGS, INC.

Notes to Consolidated Financial Statements

December 31, 2001

(15) BRIDGE LOANS FROM STOCKHOLDERS

     In September 2001, the Company received an aggregate of $500,000 from two stockholders of the Company in exchange for a bridge loan in the form of two secured promissory notes ("notes"), dated October 5, 2001. The notes mature on January 1, 2003 and bear an annual interest rate of 7.5%.

     The notes are convertible, at the election of the noteholders, into common stock prior to the maturity date under the following scenarios : 1) in the event the Company does not complete a reverse merger by October 31, 2001, the noteholders may exercise their call option issued in the March 2001 Series A Preferred Stock financing (see Note 11(B)) and deliver their notes as payment, 2) in the event the Company completes a reverse merger, the notes are convertible into common stock at the lesser of $2.25 per share and the price per share in the reverse merger, 3) in the event of another type of financing transaction, as defined, the notes are convertible into common stock at the lesser of $2.25 per share and the price per share in the transaction, and 4) in the event of a merger or consolidation, excluding a reverse merger, the notes are convertible into common stock at the lesser of $2.25 per share and the price per share of any warrants issued in the transaction. However, if the Company successfully completes a reverse merger with a public company, where such public company has raised $10 million in gross proceeds in a private placement financing prior to the reverse merger, the notes become due and payable in cash within 10 days of the effective closing date. The call option expired on October 31, 2001.

     In addition, the Company granted fully exercisable warrants to purchase an aggregate of 50,000 shares of common stock at a price per share equal to a maximum of $2.25, adjustable for certain events, as defined. The value of such warrants, calculated using the Black-Scholes option pricing model, was recorded as a debt discount totaling $43,000 and will be amortized to interest expense over the life of the note. In addition, the beneficial conversion feature attributable to the warrants, totaling $43,000, will be recorded as interest expense upon the occurrence of an event which will trigger the note's right to convert. In January 2002, due to the Company's delay in completing the reverse merger by December 31, 2001, the Company was required to issue up to an additional aggregate of 10,000 warrants, with terms identical to the initial grant. The warrants expire two years from the date of issuance.

     In December 2001, the Company received an additional aggregate of $200,000 from the same two noteholders through issuance of additional promissory notes, with terms identical to those specified above, except as noted below. The maximum conversion price of the notes and the exercise price of the warrants is $2.00 per share, adjustable for certain events as defined. In addition, the Company granted fully exercisable warrants to purchase an aggregate of 20,000 shares of common stock at a price per share equal to a maximum of $2.00, adjustable for certain events, as defined. The Company completed a reverse merger by March 31, 2002, and accordingly did not have to issue any contingent warrants. Under the December 2001 notes, the conversion price of the notes and the exercise price of the warrants included under the October 2001 notes were reduced to a maximum of $2.00 to be consistent with the terms of the December 2001 notes. Such revision creates an additional beneficial conversion feature attributed to the reduction of the conversion

DIOMED HOLDINGS, INC.

Notes to Consolidated Financial Statements

December 31, 2001

     price, totaling $62,500, to be recorded upon the occurrence of an event which will trigger the notes' right to convert. Additionally, such revision created an additional debt discount, attributed to the establishment of a new measurement date for the amended warrant, totaling $39,000.

     In January 2002, the Company issued an additional aggregate of 10,000 warrants due to the reverse merger not being consummated by December 31, 2001.

     In February 2002, subsequent to the closing of the reverse merger, the $700,000 aggregate principal amount of the promissory notes, issued in October and December 2001, was repaid to the two stockholders, including cumulative interest.

(16) MERGER AND PRIVATE OFFERING OF COMMON STOCK

     On February 14, 2002, Diomed Acquisition Corp. ("Acquisition"), a Delaware corporation and a wholly-owned subsidiary of Diomed Holdings, Inc., a Nevada corporation formerly known as Natexco Corporation (the "Parent") merged with and into the Company pursuant to an Agreement and Plan of Merger, dated as of January 29, 2002. In the merger (the "Merger") that occurred under the Agreement and Plan of Merger, the stockholders of the Company received shares of Parent. As a condition to the Merger, Parent raised gross proceeds of $10,000,000 in a private offering of shares of its common stock. The shares issued in the private offering are not subject to refund, redemption or rescission and, accordingly, will be included as a component of stockholders' equity, net of the applicable costs. The merger agreement provides that the proceeds of that offering will be available to the Company for payment of its existing obligations and, subject to the approval of its board of directors, certain future expenses, including the financing of product developments and acquisitions. Parent is obligated to use its best efforts to file a registration statement with the Securities Exchange Commission to register for resale its common shares that it issued in the private offering and those of its common shares that it issued to the Company's former stockholders and to cause the registration statement to be declared effective. In the event that the Parent fails to file or cause the registration statement to be declared effective within 240 days of completing the Merger, or remain effective through the first anniversary of the Merger, the Parent will be required to issue additional shares of its common stock, up to a maximum of 4% of the shares held by each party subject to the agreement.

     After the Merger, the Company's former stockholders own approximately 51% of the issued and outstanding shares of Parent (in terms of common share equivalents). The shares of Parent into which the shares of the Company's existing common stock and the Company's Series A preferred stock will be converted in the Merger will thereafter automatically convert into Parent's common stock in installments beginning 60 days after Parent's registration statement has become effective and continuing, unless interrupted under certain circumstances, until the second anniversary of the Merger, at which time all such shares will automatically convert into shares of Parent's common stock.

     The Merger will be accounted for as a recapitalization. The historical records of the Company will become the historical records of Parent. Following the Merger, the business conducted by Parent will be the business conducted by the Company prior to the Merger.

DIOMED HOLDINGS, INC.

Notes to Consolidated Financial Statements

December 31, 2001

     Costs of approximately $1.7 million related to the issuance of Parent's shares in the offering and its preparation and negotiation of the documentation for the Merger were paid at the closing of the Merger.

     The unaudited operating results for Natexco Corporation (the "Parent") are as follows:
                                                         YEAR ENDED
                                                     DECEMBER 31, 2001

            Revenue                                      $  5,482
            Net loss                                     $(39,565)
            Net loss to common stockholders                   --