Form 10KSB/A
period 2001-12-31
DIOMED HOLDINGS INC
filed 2002-04-29
CIK 1074874

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
(MARK ONE)

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

This form 10-KSB/A is being filed to amend the Annual Report on Form 10-KSB for the Issuer's fiscal year ended December 31, 2001. Specifically, this Amendment No. 1 rectifies several clerical errors made in the Form 10-KSB by amending (a)
Part II, Item 6 "Management's Discussion and Analysis", "Liquidity and Capital Resources," by deleting the number $869 in the fourth paragraph thereof and replacing it with the number $869,000; (b) Part III, Item 11 "Security Ownership of Certain Beneficial Owners and Management," by changing the "Percent of Class" column in the table listing common stock held by Winton Capital Holdings Ltd. by deleting 5.5% and replacing it with 9.6%; (c) Part II, Item 7 "Financial Statements - Consolidated Balance Sheets," by (i) adding an entry under "Other Assets" of Deferred Acquisition Costs, $39,981 in the 2001 column; and (ii) by changing the amount of "Total current assets" also listed in the 2001 column by deleting the number $4,451,019 and replacing it with the number $3,795,408; (d)
Part II, Item 7 "Consolidated Statements of Stockholders Equity (Deficit)" by
(i) adding the figure $2,700,207 to the "Additional Paid in Capital" column for the entry "Issuance of Stock, net of issuance costs of $148,448" under the entry for "Balance, December 31, 1998"; (ii) realigning the "Exercise of options to purchase common stock" entries under "Balance, December 31, 1998"; (iii) deleting the number $3,422,323 under the "Additional Paid in Capital" column under the entry "Balance, December 31, 1998"; and (iv) realigning the entries in the "Total Stockholders' Equity (Deficit)" column under the entry "Balance, December 31, 1998"; (e) Note 2(D) of the "Notes to the Consolidated Financial Statements" by changing the last two sentences of Note 2(D), without deleting or inserting any language, to correct an inadvertent transposition of language that occurred in the last two sentences of Note 2(D); and (f) Note 11(D) of the "Notes to Consolidated Financial Statements" by changing the number 7.9 years in the "Expected lives" 2001 column in the table of fair value using the Black-Scholes option pricing model to 5.0 years. The remaining portions of the original Form 10-KSB are not being amended, they remain unchanged and are included here solely for completeness.

                                      (ii)

                     DIOMED HOLDINGS, INC. AND SUBSIDIARIES

                          ANNUAL REPORT ON FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 2001

                                TABLE OF CONTENTS

 ITEM                                                                     PAGE
NUMBER                                CAPTION                            NUMBER

       PART I
  1    Description of Business                                             1
  2    Description of Properties                                          30
  3    Legal Proceedings                                                  30
  4    Submission of Matters to a Vote of Security Holders                30
       PART II
  5    Market for Common Equity and Related Stockholder Matters           32
  6    Management's Discussion and Analysis                               41
  7    Financial Statements                                               51
  8    Changes in and Disagreements with Accountants on Accounting
       and Financial Disclosure                                           51
       PART III
  9 Directors, Executive Officers, Promoters and Central Persons; Compliance with Section 16(a) of the Exchange Act of the
       Company                                                            53
  10   Executive Compensation                                             56
  11   Security Ownership of Certain Beneficial Owners and Management     60
  12   Certain Relationships and Related Transactions                     61
  13   Exhibits and Reports on Form 8-K                                   63
       Signatures                                                         65


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

         For 2000 and 2001, we required cash for operations of $5.8 million, and $869,000, respectively. The decrease in net cash used in operating activities in 2001 compared to 2000 is primarily attributed to a decrease in accounts receivable ($2.9 million), an increase in accounts payable ($900,000) and an advance received by a customer as a result of a duplicate payment ($300,000), offset by a decrease in accrued expenses ($700,000).

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
                     South Church Street
                     Cayman Islands
-----------------------------------------------------------------------------------------------------------------
Common Stock         Winton Capital Holdings Ltd                   2,785,000(3)                        9.6%
                     1177 West Hastings, Suite 2000
                     Vancouver, British Columbia
-----------------------------------------------------------------------------------------------------------------
Common Stock         Sam Belzberg                                     1,018,749                        3.5%
                     c/o Gibralt Capital Corp
                     1177 West Hastings, Suite 2000
                     Vancouver, British Columbia
-----------------------------------------------------------------------------------------------------------------
Common Stock         James Arkoosh (4)                                  131,750                        0.5%
                     240 East 39th Street
                     New York, NY
-----------------------------------------------------------------------------------------------------------------
Common Stock         Peter Norris                                        69,828                        0.2%
                     136-142 Bramley Road
                     London W10 6 SR
                     United Kingdom
-----------------------------------------------------------------------------------------------------------------
Common Stock         Peter Klein                                        118,737                        0.4%
                     c/o Diomed
                     1 Dundee Park
                     Andover, MA  01810
-----------------------------------------------------------------------------------------------------------------
Common Stock         Geoffrey Jenkins                                    12,500                        0.0%
                     UV Solutions
                     15 Glenbrook Road
                     Wellesley Hills, MA  02481
-----------------------------------------------------------------------------------------------------------------
Common Stock         All officers and  directors as a group             375,336                        1.3%
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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT NO.       DESCRIPTION OF EXHIBIT
-----------       ----------------------
2.1               Agreement and Plan of Merger*
3.1               Articles of Incorporation*
3.2               Amendment to the Articles of Incorporation*
3.3               Restated By-laws*
4.2               Certificate of Designation for Class A Convertible Preferred
                  Stock*
4.3               1998 Incentive Stock Plan*
4.4               Diomed 2001 Employee Stock Option Plan*
10.1              Form of Subscription Agreement and Investment Representation*
10.2              Escrow Agreement*
10.3              Consulting Agreement between the Company and Verus Support
                  Services Inc. *
10.4              Agreement between James Arkoosh and Diomed*
10.5              Employment Agreement with Peter Klein, dated July 24, 1999*
10.6              Lock-up Agreement Applicable to Private Placement Investors*
10.7              Cambridge Facility Lease**
10.8              Axcan - Diomed PDT(TM)Laser Development and Supply Agreement**
10.9              HRI Sub-License Agreement between QLT and Diomed**
10.10             EVLT(TM)Marketing and Promotion Agreement with Dr. Robert
                  Min**
10.11             EVLT(TM)Marketing and Promotion Agreement with Dr. Steven E.
                  Zimmet**
23.1              Consent of Arthur Andersen LLP**
99.1              Descriptive Memorandum of Diomed Holdings, Inc.*

99.2              Report of Atlas Capital Services dated February 4, 2002*
99.3 Letter from the Company to SEC regarding Arthur Andersen LLP (pursuant to Temporary Note 2T)**

--------------
*Filed with the Company's Current Report on SEC Form 8-K dated February 14,
2002.

**Filed with the Company's Annual Report on SEC Form 10-KSB dated March 29,
2002.

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

                                  Date: April 29, 2002

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

                                  /s/ Charles T. Hoepper
                                  --------------------------------------
                                  Name:  Charles T. Hoepper
                                  Title: Chief Financial Officer

                                  /s/ Lisa Bruneau
                                  --------------------------------------
                                  Name:  Lisa Bruneau
                                  Title: Vice President, Finance,
                                         Secretary and Treasurer

                                  /s/ James Arkoosh
                                  --------------------------------------
                                  Name:  James Arkoosh
                                  Title: Chairman of the Board, Director

                                  /s/ Samuel Belzberg
                                  --------------------------------------
                                  Name:  Samuel Belzberg
                                  Title: Director

                                  /s/ A. Kim Campbell
                                  --------------------------------------
                                  Name:  A. Kim Campbell
                                  Title: Director

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

/s/ Arthur Andersen LLP

Boston, Massachusetts
March 27, 2002

                              DIOMED HOLDINGS, INC.

Consolidated Balance Sheets

                                                                                         DECEMBER 31,
ASSETS                                                                             2000               2001

Current Assets:
   Cash and cash equivalents                                                   $    118,872       $    322,566
   Accounts receivable, net of allowance for doubtful accounts of
     $300,000 and $217,000 in 2000 and 2001, respectively                         3,574,510            869,231
   Inventories                                                                    2,348,594          2,402,182
   Prepaid expenses and other current assets                                        219,808            201,429
                                                                               ------------       ------------
         Total current assets                                                     6,261,784          3,795,408
                                                                               ------------       ------------

Property and Equipment:
   Office equipment and furniture and fixtures                                    1,024,529          1,209,649
   Manufacturing equipment                                                          746,060            740,000
   Leasehold improvements                                                           605,790            631,900
                                                                               ------------       ------------
                                                                                  2,376,379          2,581,549

   Less--Accumulated depreciation and amortization                                1,077,933          1,519,607
                                                                               ------------       ------------
                                                                                  1,298,446          1,061,942
                                                                               ------------       ------------

Intangible Assets, net of accumulated amortization of $41,000
and $180,000 in  2000 and 2001, respectively                                        940,487            760,542
                                                                               ------------       ------------

Other Assets:
   Deposits                                                                         451,597            590,600
   Deferred Offering Costs                                                             --              387,133
   Deferred Acquisition Costs                                                          --               39,981
                                                                               ------------       ------------
                                                                               $  8,952,314       $  6,635,606
                                                                               ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
   Bank loan                                                                   $  1,722,674       $    874,449
   Convertible loan notes                                                                --               --
   Current maturities of convertible debt                                           339,336          1,786,640
   Current maturities of capital lease obligations                                   52,528             46,383
   Accounts payable                                                               1,983,206          2,866,346
   Accrued expenses                                                               1,584,962            883,769
   Customer advance                                                                    --              293,463
                                                                               ------------       ------------
         Total current liabilities                                                8,382,706          6,751,049
                                                                               ------------       ------------

Promissory Note Payable                                                             936,000            936,000
                                                                               ------------       ------------

Convertible Debt, less current maturities                                           826,339               --
                                                                               ------------       ------------

Capital Lease Obligations, less current maturities                                   88,303             39,817
                                                                               ------------       ------------

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
                                                               ===========        ===========        ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                              DIOMED HOLDINGS, INC.

Consolidated Statements of Stockholders' Equity (Deficit)

                                                         SERIES A CONVERTIBLE PREFERRED                                  ADDITIONAL
                                                                      STOCK                       COMMON STOCK            PAID IN
                                                              SHARES           AMOUNT        SHARES          AMOUNT       CAPITAL


Balance, December 31, 1998                                        --              --        2,789,658          2,789     16,466,599
   Issuance of stock, net of issuance costs of $148,448           --              --        1,139,580          1,140      2,700,207
   Change in cumulative translation adjustment                    --              --             --             --             --
   Exercise of options to purchase common stock                   --              --           25,000             25        123,185
   Net loss                                                       --              --             --             --             --
                                                          ------------    ------------   ------------   ------------   ------------
         Comprehensive loss                                       --              --             --             --             --


Balance, December 31, 1999                                        --              --        3,954,238          3,954     19,289,991
   Issuance of stock and warrants, net of offering
     costs of $71,036                                             --              --          815,865            816      2,783,675
   Change in cumulative translation adjustment                    --              --             --             --             --
   Net loss                                                       --              --             --             --             --
                                                          ------------    ------------   ------------   ------------   ------------
         Comprehensive loss                                       --              --             --             --             --


Balance, December 31, 2000                                        --              --        4,770,103          4,770     22,073,666
   Issuance of Series A convertible preferred stock,
     net of issuance costs of $192,530                       2,725,000          27,250           --             --        2,505,220
   Value ascribed to call option and beneficial
     conversion feature related to preferred stock                --              --             --             --          423,180
   Conversion of debt into common stock, including
     $2,700,000 related to beneficial conversion
     feature                                                      --              --        2,475,000          2,475      5,172,525
   Value ascribed to warrants issued in connection
     with issuance of debt to stockholders                        --              --             --             --           96,900
   Compensation expense related to issuance of stock
     options to consultants for services                          --              --             --             --           55,000
   Recapitalization of common stock held by certain
     investors                                                    --              --        1,934,852          1,935         (1,935)
   Change in cumulative translation adjustment                    --              --             --             --             --
   Net loss                                                       --              --             --             --             --
                                                          ------------    ------------   ------------   ------------   ------------
         Comprehensive loss                                       --              --             --             --             --


Balance, December 31, 2001                                   2,725,000    $     27,250      9,179,955   $      9,180   $ 30,324,556
                                                           ============   ============   ============   ============   ============

                                                                                                          TOTAL
                                                                   CUMULATIVE                         STOCKHOLDERS'
                                                                   TRANSLATION      ACCUMULATED           EQUITY       COMPREHENSIVE
                                                                   ADJUSTMENT         DEFICIT           (DEFICIT)           LOSS


Balance, December 31, 1998                                             27,014       (12,408,080)        4,088,322              --
   Issuance of stock, net of issuance costs of $148,448                  --                --           2,701,347              --
   Change in cumulative translation adjustment                        (65,355)             --             (65,355)     $    (65,355)
   Exercise of options to purchase common stock                          --                --             123,210
   Net loss                                                              --          (7,490,726)       (7,490,726)       (7,490,726)
                                                                 ------------      ------------      ------------      ------------

         Comprehensive loss                                              --                --                --        $ (7,556,081)


Balance, December 31, 1999                                            (38,341)      (19,898,806)         (643,202)
   Issuance of stock and warrants, net of offering
     costs of $71,036                                                    --                --           2,784,491
   Change in cumulative translation adjustment                         53,673              --              53,673      $     53,673
   Net loss                                                              --          (3,475,996)       (3,475,996)       (3,475,996)
                                                                 ------------      ------------      ------------      ------------

         Comprehensive loss                                              --                --                --        $ (3,422,323)
                                                                                                                       ============

Balance, December 31, 2000                                             15,332       (23,374,802)       (1,281,034)
   Issuance of Series A convertible preferred stock,
     net of issuance costs of $192,530                                   --                --           2,532,470
   Value ascribed to call option and beneficial
     conversion feature related to preferred stock                       --            (423,180)             --
   Conversion of debt into common stock, including
     $2,700,000 related to beneficial conversion
     feature                                                             --                --           5,175,000
   Value ascribed to warrants issued in connection
     with issuance of debt to stockholders                               --                --              96,900
   Compensation expense related to issuance of stock
     options to consultants for services                                 --                --              55,000
   Recapitalization of common stock held by certain
     investors                                                           --                --                --
   Change in cumulative translation adjustment                        (15,202)             --             (15,202)     $    (15,202)
   Net loss                                                              --          (7,654,395)       (7,654,395)       (7,654,395)
                                                                 ------------      ------------      ------------      ------------

         Comprehensive loss                                              --                --                --        $ (7,669,557)
                                                                                                                       ============

Balance, December 31, 2001 (audited)                             $        130      $(31,452,377)     $ (1,091,261)
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

     (D)  FOREIGN CURRENCY TRANSLATION

          Assets and liabilities of the foreign subsidiaries are translated at the rate of exchange in effect at year-end. Results of operations are translated using the weighted average exchange rate in effect during the year. Translation adjustments, resulting from the changes in the rate of exchange between the subsidiaries' functional currency and the U.S. dollar, are recorded as a separate component of stockholders' equity in the accompanying consolidated balance sheets. Transaction gains and losses, resulting from the revaluation of assets and liabilities denominated in other than the functional currency of the Company or its subsidiaries, are included in operating expenses for all periods presented.

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

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the applicable period:

                                                      DECEMBER 31,
                                            1999          2000          2001

       Risk-free interest rate            4.84-6.55%    5.78-6.68%    3.53-4.76%
       Expected dividend yield                    -%            -%            -%
       Expected lives                        5 years       5 years       5 years
       Expected volatility                        -%            -%            -%
       Weighted average grant date
          fair value per share           $      0.92   $      0.95   $      0.78
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