Form 10QSB
period 2002-03-31
DIOMED HOLDINGS INC
filed 2002-05-15
CIK 1074874

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  -------------

                                   FORM 10-QSB
                                   -----------

(MARK ONE)

           X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         -----
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       OR

          ____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE TRANSITION PERIOD FROM ____ TO ____


                        COMMISSION FILE NUMBER 000-32045

                              DIOMED HOLDINGS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                   DELAWARE                                       84-140636
(STATE OR OTHER JURISDICTION OF INCORPORATION                 (I.R.S. EMPLOYER
               OR ORGANIZATION)                              IDENTIFICATION NO.)

                 1 DUNDEE PARK
                  ANDOVER, MA                                      01810
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

                                 (978) 475-7771
                         (REGISTRANT'S TELEPHONE NUMBER)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS. YES  X    NO
                                       ---     ---



As of March 31, 2002,  there were 14,200,000  shares of common stock,  par value
$0.001   outstanding   (excluding   securities  which,   subject  to  applicable
conditions, are convertible into shares of common stock).

                     DIOMED HOLDINGS, INC. AND SUBSIDIARIES

                         QUARTERLY REPORT ON FORM 10-QSB
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002

                                TABLE OF CONTENTS

ITEM NUMBER                      CAPTION                                                    PAGE NUMBER
              PART I - FINANCIAL INFORMATION
    1         Condensed Consolidated Balance Sheets - March 31, 2002 and December 31,            2
              2001
              Condensed Consolidated Statements of Operations - Three Months Ended March         3
              31, 2002 and 2001
              Condensed Consolidated Statements of Cash Flows - Three Months Ended March         4
              31, 2002 and 2001
              Notes to Condensed Consolidated Financial Statements                               5
    2         Management's Discussion and Analysis or Plan of Operation                         13

              PART II - OTHER INFORMATION
    2         Changes in Securities and Use of Proceeds                                         20
    4         Submission of Matters to a Vote of Security Holders                               20
    5         Other Information                                                                 20
    6         Exhibits and Reports on Form 8-K                                                  20
              Signatures                                                                        22

Diomed Holdings, Inc.
Consolidated Balance Sheets
(unaudited)

ASSETS                                                                   MARCH 31, 2002     DECEMBER 31, 2001
Current Assets:
   Cash and cash equivalents                                            $     4,747,875      $       322,566
   Accounts receivable, net of allowance for doubtful accounts of
     $225,000 and $217,000 in 2002 and 2001, respectively                       605,921              869,231
   Inventories                                                                2,154,960            2,402,182
   Prepaid expenses and other current assets                                    735,239              201,429
                                                                        ---------------      ---------------

         Total current assets                                                 8,243,995            3,795,408
                                                                        ---------------      ---------------

Property and Equipment:
   Office equipment and furniture and fixtures                                1,270,190            1,209,649
   Manufacturing equipment                                                      740,000              740,000
   Leasehold improvements                                                       637,900              631,900
                                                                        ---------------      ---------------

                                                                              2,648,090            2,581,549

   Less--Accumulated depreciation and amortization                            1,621,295            1,519,607
                                                                         ---------------      ---------------

                                                                              1,026,795            1,061,942
                                                                         ---------------      ---------------

Intangible Assets, net of accumulated amortization of  $270,000 and
$221,000 in 2002 and 2001, respectively                                         711,474              760,542
                                                                        ---------------      ---------------

Other Assets:
   Deposits                                                                     585,301              590,600
   Deferred offering costs                                                            -              387,133
   Deferred acquisition costs                                                         -               39,981
                                                                        ---------------      ---------------

                                                                        $    10,567,565      $     6,635,606
                                                                        ===============      ===============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
   Bank loan                                                            $       275,557      $       874,449
   Current maturities of convertible debt                                       835,664            1,786,640
   Current maturities of capital lease obligations                               46,053               46,383
   Accounts payable                                                           1,402,383            2,866,346
   Accrued expenses                                                           1,196,692              883,769
   Customer advance                                                                   -              293,463
                                                                        ---------------      ---------------

         Total current liabilities                                            3,756,349            6,751,050
                                                                        ---------------      ---------------

Promissory Note Payable                                                         936,000              936,000
                                                                        ---------------      ---------------

Capital Lease Obligations, less current maturities                               26,747               39,817
                                                                        ---------------      ---------------

Stockholders' Equity (Deficit):
   Series A convertible preferred stock, $0.01 par value-
     Authorized--3,500,000 shares
     Issued and outstanding--2,725,000 shares at December 31, 2001                   --               27,250
   Class A convertible preferred stock., $0.001 par value
        Authorized - 5,000,000 shares
        Issued and outstanding - 3,691,422 shares at March 31, 2002
   Common stock, $0.001 par value                                                 3,692                   --
        Authorized - 80,000,000 and 40,000,000 shares at March 31,
        2002 and December 31, 2001, respectively
        Issued and  outstanding - 14,200,000  and 9,179,955 shares at
        March 31, 2002 and December 31, 2001, respectively                       14,200                9,180
   Additional paid-in capital                                                39,077,721           30,324,556
   Cumulative translation adjustment                                              2,200                  130
   Accumulated deficit                                                      (33,249,344)         (31,452,377)
                                                                        ---------------      ---------------

         Total stockholders' equity (deficit)                                 5,848,469           (1,091,261)
                                                                        ---------------      ----------------

                                                                        $    10,567,565      $     6,635,606
                                                                        ===============      ===============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

Diomed Holdings, Inc.
Consolidated Statements of Operations
(unaudited)

                                                          THREE MONTHS ENDED
                                                  MARCH 31, 2002      MARCH 31, 2001

Revenues                                        $         956,637     $   3,484,704

Cost of Revenues                                        1,154,890         2,232,497
                                                -----------------     -------------

         Gross profit                                   (198,253)         1,252,207
                                                -----------------     -------------

Operating Expenses:
   Research and development                               171,000           343,561
   Selling and marketing                                  342,728           608,329
   General and administrative                             820,647           611,739
                                                -----------------     -------------

         Total operating expenses                       1,334,375         1,563,629
                                                -----------------     -------------

         Loss from operations                         (1,532,628)          (311,422)

Interest Expense, net                                   (264,339)        (2,784,619)
                                                ----------------      -------------

         Net loss                               $     (1,796,967)     $  (3,096,041)
                                                ================      =============

Net loss per share (Note 3):
   Basic and diluted net loss per share
   applicable to common stockholders            $          (0.15)     $       (0.51)
                                                ================      =============

   Basic and diluted weighted average common
     shares outstanding                                11,771,395         6,093,059
                                                =================     =============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

Diomed Holdings, Inc.
Consolidated Statements of Cash Flows
(unaudited)

                                                               THREE MONTHS ENDED
                                                        MARCH 31, 2002    MARCH 31, 2001

Cash Flows from Operating Activities:
   Net loss                                            $(1,796,967)       $ (3,096,041)
   Adjustments to reconcile net loss to net cash
   used in operating activities-
     Depreciation and amortization                         150,756             133,000
     Noncash interest expense on convertible debt          225,260           2,700,000
     Changes in operating assets and liabilities
       Accounts receivable                                 263,310             102,510
       Inventories                                         247,222             354,701
       Prepaid expenses and other current assets          (533,810)           (434,595)
       Deposits                                             (5,299)                  -
       Accounts payable                                 (1,463,963)           (296,206)
       Accrued expenses                                    376,923            (272,962)
       Customer advance                                   (293,463)                  -
                                                       -----------        ------------

         Net cash used in operating activities          (2,830,031)           (809,593)
                                                       -----------        ------------

Cash Flows from Investing Activities:
   Purchases of property and equipment                     (66,541)           (338,250)
                                                       -----------        ------------


Cash Flows from Financing Activities:
   Net proceeds (payments) from bank borrowings           (598,892)           (338,116)
   Proceeds from issue of common stock, net              8,646,399                   -


   Proceeds from issue of preferred stock, net                   -           1,846,365
   Payments on convertible debt                           (700,000)           (225,000)
   Payments on capital lease obligations                   (13,000)            (16,000)
                                                           -------        ------------

         Net cash provided by financing activities       7,334,507           1,267,249
                                                       -----------        ------------

Effect of Exchange Rate Changes                            (12,626)             29,849
                                                       ------------       ------------

Net Increase in Cash and Cash Equivalents                4,425,309             149,255

Cash and Cash Equivalents, beginning of period             322,566             118,872
                                                       -----------        ------------

Cash and Cash Equivalents, end of period               $ 4,747,875        $    268,127
                                                       ===========        ============

Supplemental Disclosure of Cash Flow Information:
   Cash paid for interest                              $    48,039        $    123,418
                                                       ===========        ============

Supplemental Disclosure of Noncash Investing and
Financing Activities:
   Conversion of convertible debt into common stock    $         -        $  2,475,000
                                                       ===========        ============
Reclassification offering costs incurred in 2001
   to APIC                                             $   387,133        $          -
                                                       ===========        ============



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

Diomed Holdings, Inc.
Notes to Consolidated Financial Statements
March 31, 2002


(1)  OPERATIONS

     Diomed Holdings, Inc. and subsidiaries (the Company) provides innovative clinical modalities and specializes in developing and distributing equipment and disposables used in minimal and micro-invasive medical procedures.

     Some of the Company's medical laser products and applications are in various stages of development, and as such, the success of future operations is subject to a number of risks similar to those of other companies in similar stages of development. Principal among these risks are the continued successful development and marketing of the Company's products, proper regulatory approval, the need to achieve profitable operations, competition from substitute products and larger companies, the need to obtain adequate financing to fund future operations and dependence on key individuals. The Company has incurred significant losses since inception and is devoting substantially all its efforts towards research and development, regulatory approvals, manufacturing and marketing its products.

     As discussed in Note 10, during the quarter ended March 31, 2002, the Company merged with another company, raised $10 million in additional funding through a private placement offering and paid certain of its debt outstanding at December 31, 2001. Management believes that this additional capital, along with its cash flows from operations, will be sufficient to fund its operations through December 2002, depending on the Company's ability to achieve its business plan pertaining to the commercial success of EVLT(TM) post-FDA clearance. In addition, the Company anticipates seeking a global banking relationship to support the anticipated commercial success of EVLT(TM).

     The accompanying consolidated financial statements at March 31, 2002 and for the three-month periods ended March 31, 2002 and 2001 are unaudited. In management's opinion, these unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 2001, and include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. These financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 2001. The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the results expected for the fiscal year ending December 31, 2002.

     Certain footnote disclosures normally included in financial statements prepared with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading.

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

Diomed Holdings, Inc.
Notes to Consolidated Financial Statements
March 31, 2002

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

     (d)  FOREIGN CURRENCY TRANSLATION

          Assets and liabilities of the foreign subsidiaries are translated at the rate of exchange in effect at year-end. Results of operations are translated using the weighted average exchange rate in effect during the period. Translation adjustments, resulting from changes in the rate of exchange between the subsidiaries' functional currency and the U.S. dollar, are recorded as a separate component of stockholders' equity in the accompanying consolidated balance sheets. Transaction gains and losses, resulting from the revaluations of assets and liabilities denominated in other than the functional currency of the Company or its subsidiaries, are included in operating expenses for all periods presented.

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

     (f)  INVENTORIES

          Inventories are valued at the lower of cost (first-in, first-out) or market. Work-in-progress and finished goods consist of materials, labor and manufacturing overhead. Inventories consist of the following:


                                    MARCH 31, 2002     DECEMBER 31, 2001

              Raw materials        $       991,201     $     1,211,870
              Work-in-progress           1,044,656           1,016,236
              Finished goods               119,103             174,076
                                   ---------------     ---------------

                                   $     2,154,960     $     2,402,182
                                   ===============     ===============

Diomed Holdings, Inc.
Notes to Consolidated Financial Statements
March 31, 2002

     (g)  DEPRECIATION AND AMORTIZATION

          The Company provides for depreciation and amortization using both straight-line and accelerated methods by charges to operations in amounts that allocate the cost of the assets over their estimated useful lives as follows:

                                                      ESTIMATED
              DESCRIPTION                             USEFUL LIFE

              Office equipment and furnitureand
              fixtures                                2-5 years
              Manufacturing equipment                 2-5 years
                                                      Lesser of estimated useful
              Leasehold improvements                  life or life of lease



     (h)  LONG-LIVED ASSETS

          The Company assesses the realizability of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. Under SFAS No. 144, if qualitative factors suggest that an impairment may have occurred, the Company is required to assess the valuation of its long-lived assets. As of December 31, 2001 and March 31, 2002, the Company has determined that no material adjustment to the carrying value of its long-lived assets was required.

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

     (m)  COMPREHENSIVE INCOME

          SFAS No. 130, REPORTING COMPREHENSIVE INCOME, requires disclosure of all components of comprehensive income. Comprehensive income is defined as the change in stockholders' equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. For all periods presented, comprehensive income consists of the Company's net loss and changes in cumulative translation adjustment account as follows:

                                                  MARCH 31,       MARCH 31,
                                                  2002            2001

              Net loss                            $(1,796,967)    $(3,096,041)

              Foreign currency translation
                adjustment                              2,070         (15,202)
                                                  -----------     -----------

              Comprehensive loss                  $(1,794,897)    $(3,111,243)
                                                  ===========     ===========

Diomed Holdings, Inc.
Notes to Consolidated Financial Statements
March 31, 2002

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

          In July 2001, the FASB issued SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. This statement applies to goodwill and intangible assets acquired after June 30, 2001, as well as goodwill and intangible assets previously acquired. Under this statement, goodwill as well as certain other intangible assets determined to have an infinite life will no longer be amortized; instead, these assets will be reviewed for impairment on a periodic basis. This statement is effective for the Company for the first quarter in the fiscal year ended December 2002. The Company has not yet completed its assessment of whether the adoption of this new accounting standard will have a material impact on the Company's financial statements. As of March 31, 2002, the carrying value of the Company's intangible assets is $711,474. Related to those intangible assets, the Company recorded amortization expense of approximately $49,000 and $99,000 for the three months ended March 31, 2002 and 2001, respectively.

          In August 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, which supercedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. SFAS No. 144 further refines the requirements of SFAS No. 121 that companies (i) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows and (ii) measure an impairment loss as the difference between the carrying amount and the fair value of the asset. In addition, SFAS No. 144 provides guidance on accounting and disclosure issues surrounding long-lived assets to be disposed of by sale. The Company's adoption of this statement has not had a material impact on its financial position or results of operations.

(3)  NET LOSS PER SHARE

     Net loss per share is computed based on the guidance of SFAS No. 128, EARNINGS PER SHARE. SFAS No. 128 requires companies to report both basic loss per share, which is based on the weighted average number of common shares outstanding, and diluted loss per share, which is based on the weighted average number of common shares outstanding and the weighted average dilutive potential common shares outstanding using the treasury stock method. As a result of the losses incurred by the Company for the three months ended March 31, 2002 and 2001 all potential common shares were antidilutive and were excluded from the diluted net loss per share calculations.

The following table summarizes securities outstanding as of each period-end which were not included in the calculation of diluted net loss per share since their inclusion would be antidilutive.

Diomed Holdings, Inc.
Notes to Consolidated Financial Statements
March 31, 2002

                                                       MARCH 31,    MARCH 31,
                                                         2002         2001

              Common stock options and warrants        1,915,832      876,994
                                                      ==========   ==========

              Convertible preferred stock             14,765,690    5,450,000
                                                      ==========   ==========

              Convertible debt                           167,000      165,000
                                                      ==========   ==========



(4)  ACQUISITION OF MANUFACTURING RIGHTS

     Effective October 16, 2000, the Company acquired certain manufacturing rights and inventory of QLT, Inc. (QLT) necessary or useful to commercialize certain series of its OPTIGUIDE(R) fibers for $1.2 million in the form of two promissory notes, payable within two years. The first promissory note is payable in cash or in shares of common stock. The second promissory note is payable, at the election of the Company, in cash or in shares of common stock. In the event that the Company closes an initial public offering (IPO) of its securities within two years of the closing date, the due date of the balance payment would be accelerated to the time of completion of the IPO and QLT would receive payment in full in the form of common stock, at a 40% discount on the offering price per share to the public. This contingent beneficial conversion feature, valued at $556,667 and computed in accordance with Emerging Issues Task Force (EITF) 00-27, APPLICATION OF EITF ISSUE NO. 98-5 TO CERTAIN CONVERTIBLE INSTRUMENTS, would be recorded upon the occurrence of an IPO as a discount to the debt and amortized ratably to interest expense over the remaining term of the debt, unless converted earlier. The Company has determined that the merger and private offering of common stock, as discussed in Note 10, does not qualify as an IPO. The aggregate purchase price of $1,200,000 was allocated based on the fair value of the tangible and intangible assets acquired as follows:

              Inventory                        $     218,623
              Manufacturing rights                   981,377
                                               -------------

                                               $   1,200,000
                                               =============


     Amounts allocated to manufacturing rights are being amortized on the straight-line basis over a five-year period. Included in general and administrative expenses is amortization expense of approximately $49,000 and $99,000 for the months ended March 31, 2002 and 2001, respectively.

(5)  LINE-OF-CREDIT ARRANGEMENT

     Diomed, Ltd., the Company's subsidiary in the United Kingdom, has a line of credit with Barclays Bank, which is limited to the lesser of (pound)1,200,000 ($1,728,840 at March 31, 2002 and $1,745,160 at December
     31, 2001) or 80% of eligible accounts receivable. This line bears interest at 3% above Barclays Bank's base rate (4.00% at March 31, 2002 and 4.00% at December 31, 2001) and borrowings are due upon collection of receivables from customers. As of March 31, 2002, there were borrowings of (pound)191,289 ($275,557) outstanding under this line and available future borrowings of approximately $137,000.

(6)  CONVERTIBLE LOAN NOTES

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

Diomed Holdings, Inc.
Notes to Consolidated Financial Statements
March 31, 2002

     Pursuant to the Stock Purchase and Recapitalization Agreement (the Agreement), dated March 5, 2001, which provided certain existing shareholders with additional shares of common stock which had the effect of reducing their purchase price to $1.00 per share, the Company agreed to adjust the conversion price from $3.50 per share to $1.00 per share. Concurrent with the Agreement, the noteholders agreed to convert principle of $2,475,000 into 2,475,000 shares of common stock. The balance due of $225,000 was repaid in cash.

     In accordance with EITF 00-27, the Company recorded noncash interest expense totaling approximately $2.7 million in March 2001 due to the adjustment of the original conversion price.

(7)  DEBT

     As of December 31, 2001, the two promissory notes due to QLT for the acquisition of the manufacturing rights to the OPTIGUIDE(R) fibers (see
     Note 4) are shown on the consolidated balance sheet as convertible debt. As of March 31, 2002, the second promissory note due to QLT is shown on the consolidated balance sheet as convertible debt.

     With respect to the First QLT Promissory Note, by letter dated June 7, 2001, QLT formally requested payment of the $339,336 balance due under that note. QLT also indicated that it would exercise its option under the Optiguide Asset Purchase Agreement to require the Company to issue to QLT shares of Company Common Stock having a value equal to $339,336. On October 1, 2001 the Company advised QLT that it was prepared to issue 135,735 shares based on a per share price of $2.50. The Company asked QLT to respond if the calculation was acceptable to it and also asked that, if the calculation was not acceptable, that the matter be referred to arbitration pursuant to the applicable provisions of the Optiguide Asset Purchase Agreement. On January 28, 2002, the Company issued QLT 135,735 shares of Company Common Stock. On February 11, 2002, QLT informed the Company it was accepting the 135,735 shares issued to it under protest as it disagreed with the per share price the Company had used in calculating the number of shares issued to it. It also asserted that the Company had failed, in connection with the issuance of those shares, to confirm certain registration rights and deliver a legal opinion. The Company believes that QLT may be asserting that it is entitled up to an additional 542,940 shares. The Company disputes this position based on the express terms of its agreement with QLT and the relevant facts. The terms of the agreement between the Company and QLT require senior management of both companies to meet for a period of 60 days to attempt to resolve disputes arising thereunder.

     In October 2000, a customer advanced the Company $936,000 to secure certain key materials. In September 2001, the Company issued a promissory note to this customer in the amount of the advance. The note matures on January 1, 2004 and bears interest at a rate of 8.5% per year. The note does not provide for conversion rights.

     A summary of the debt at March 31, 2002 is as follows:

                                                  CURRENT         LONG-TERM

              Convertible debt--QLT               $    835,664    $         -
              Promissory note payable                        -        936,000
                                                  ------------    -----------

                                                  $    835,664    $   936,000
                                                  ============    ===========

(8)  SEGMENT REPORTING

     The Company has adopted  SFAS No.  131,  DISCLOSURES  ABOUT  SEGMENTS OF AN
     ENTERPRISE AND RELATED INFORMATION, which establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial

Diomed Holdings, Inc.
Notes to Consolidated Financial Statements
March 31, 2002

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

     This table presents revenues by reportable segment:


                                  MARCH 31,2002       MARCH 31, 2001

              Laser systems       $   518,242         $ 3,043,406
              Fibers and other
                 accessories          438,395             441,299
                                  -----------         -----------

                   Total          $   956,637         $ 3,484,705
                                  ===========         ===========




     The following table represents percentage of revenues by geographic destination:


                                  MARCH 31, 2002   MARCH 31, 2001

              North America              48%              47%

              Asia/Pacific               25%              27%

              Europe                     23%              25%

              Other                       4%               1%
                                  ---------        ---------

                   Total                100%             100%
                                  =========        =========



     The following table represents long-lived assets by geographic location:


                                        MARCH 31,        DECEMBER 31,
                                          2002               2001
              North America           $  1,005,733      $  1,417,681
              Europe                     1,317,837         1,382,536
                                      ------------      ------------

                   Total              $  2,323,570      $  2,800,217
                                      ============      ============

Diomed Holdings, Inc.
Notes to Consolidated Financial Statements
March 31, 2002

(9)  BRIDGE LOANS FROM STOCKHOLDERS

     In September 2001, the Company received an aggregate of $500,000 from two stockholders of the Company in exchange for a bridge loan in the form of two secured promissory notes ("notes"), dated October 5, 2001. The notes mature on January 1, 2003 and bear an annual interest rate of 7.5%.

     The notes are convertible, at the election of the noteholders, into common stock prior to the maturity date under the following scenarios: 1) in the event the Company does not complete a reverse merger by October 31, 2001, the noteholders may exercise their call option issued in the March 2001 Series A Preferred Stock financing and deliver their notes as payment, 2) in the event the Company completes a reverse merger, the notes are convertible into common stock at the lesser of $2.25 per share and the price per share in the reverse merger, 3) in the event of another type of financing transaction, as defined, the notes are convertible into common stock at the lesser of $2.25 per share and the price per share in the transaction, and 4) in the event of a merger or consolidation, excluding a reverse merger, the notes are convertible into common stock at the lesser of $2.25 per share and the price per share of any warrants issued in the transaction. However, if the Company successfully completes a reverse merger with a public company, where such public company has raised $10 million in gross proceeds in a private placement financing prior to the reverse merger, the notes become due and payable in cash within 10 days of the effective closing date. The call option expired on October 31, 2001.

     In addition, the Company granted fully exercisable warrants to purchase an aggregate of 50,000 shares of common stock at a price per share equal to a maximum of $2.25, adjustable for certain events, as defined. The value of such warrants, calculated using the Black-Scholes option pricing model, was recorded as a debt discount totaling $43,000 and will be amortized to interest expense over the life of the note. In addition, the beneficial conversion feature attributable to the warrants, totaling $43,000, will be recorded as interest expense upon the occurrence of an event which will trigger the note's right to convert. In January 2002, due to the Company's delay in completing the reverse merger by December 31, 2001, the Company was required to issue up to an additional aggregate of 10,000 warrants, with terms identical to the initial grant. The warrants expire two years from the date of issuance. The value ascribed to these 10,000 warrants was $8,200 and was calculated using the Black Scholes option pricing model. The $8,200 was recorded as a debt discount and will be amortized to interest expense over the life of the notes. In addition, the beneficial conversion feature attributable to the warrants totaling $8,200 will be recorded as interest expense upon the occurrence of an event which will trigger the notes' right to convert.

     In December 2001, the Company received an additional aggregate of $200,000 from the same two noteholders through issuance of additional promissory notes, with terms identical to those specified above, except as noted below. The maximum conversion price of the notes and the exercise price of the warrants is $2.00 per share, adjustable for certain events as defined. In addition, the Company granted fully exercisable warrants to purchase an aggregate of 20,000 shares of common stock at a price per share equal to a maximum of $2.00, adjustable for certain events, as defined. The Company completed a reverse merger by March 31, 2002, and accordingly did not have to issue any contingent warrants. Under the December 2001 notes, the conversion price of the notes and the exercise price of the warrants included under the October 2001 notes were reduced to a maximum of $2.00 to be consistent with the terms of the December 2001 notes. Such revision creates an additional beneficial conversion feature attributed to the reduction of the conversion price, totaling $62,500, to be recorded upon the occurrence of an event which will trigger the notes' right to convert. Additionally, such revision created an additional debt discount, attributed to the establishment of a new measurement date for the amended warrant, totaling $39,000.

     In February 2002, subsequent to the closing of the reverse merger, the $700,000 aggregate principal amount of the promissory notes, issued in October and December 2001, was repaid to the two stockholders, including cumulative interest. During the three month period ended March 31, 2002, the Company recorded $225,260 as additional non-cash interest expense related to warrants issued in connection with the bridge loan in 2001

Diomed Holdings, Inc.
Notes to Consolidated Financial Statements
March 31, 2002

     and 2002, as well as beneficial conversion features discussed above which were triggered by the acquisition discussed in Note 10.

(10) MERGER AND PRIVATE OFFERING OF COMMON STOCK

     On February 14, 2002, Diomed Acquisition Corp. ("Acquisition"), a Delaware corporation and a wholly-owned subsidiary of Diomed Holdings, Inc., a Nevada corporation formerly known as Natexco Corporation (the "Parent"), merged with and into the Company pursuant to an Agreement and Plan of Merger, dated as of January 29, 2002. In the merger (the "Merger") that occurred under the Agreement and Plan of Merger, the stockholders of the Company received shares of Parent. As a condition to the Merger, Parent raised gross proceeds of $10,000,000 in a private offering of shares of its common stock. The shares issued in the private offering are not subject to refund, redemption or rescission and, accordingly, will be included as a component of stockholders' equity, net of the applicable costs. The merger agreement provides that the proceeds of that offering will be available to the Company for payment of its existing obligations and, subject to the approval of its board of directors, certain future expenses, including the financing of product developments and acquisitions. Parent is obligated to use its best efforts to file a registration statement with the Securities and Exchange Commission to register for resale its common shares that it issued in the private offering and those of its common shares that it issued to the Company's former stockholders and to cause the registration statement to be declared effective. In the event that the Parent fails to file or cause the registration statement to be declared effective within 240 days of completing the Merger, or remain effective through the first anniversary of the Merger, the Parent will be required to issue additional shares of its common stock, up to a maximum of 4% of the shares held by each party subject to the agreement.

     After the Merger, the Company's former stockholders own approximately 51% of the issued and outstanding shares of Parent (in terms of common share equivalents). The shares of Parent into which the shares of the Company's existing common stock and the Company's Series A preferred stock were converted in the Merger will thereafter automatically convert into Parent's common stock in installments beginning 60 days after Parent's registration statement has become effective and continuing, unless interrupted under certain circumstances, until the second anniversary of the Merger, at which time all such shares will automatically convert into shares of Parent's common stock.

     The Merger will be accounted for as a recapitalization. The historical records of the Company are the historical records of Parent. Following the Merger, the business conducted by Parent is the business conducted by the Company prior to the Merger.

     Costs of approximately $1.7 million related to the issuance of Parent's shares in the offering and its preparation and negotiation of the documentation for the Merger were incurred and paid at the closing of the Merger and subsequent to the Merger.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         In this Quarterly Report, the terms "Company" and "Diomed Holdings" both refer to Diomed Holdings, Inc. The term "Diomed" refers to the Company's principal subsidiary, Diomed, Inc. and its consolidated subsidiaries. We use the terms "we," "our" and "us" when we do not need to distinguish among these entities or their predecessors, or when any distinction is clear from the context.

         This section contains forward-looking statements, which involve known and unknown risks and uncertainties. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as "may," "will," "should," "potential," "expects," "anticipates," "intends," "plans," "believes" and similar expressions. These statements are based on our current beliefs, expectations and assumptions and are subject to a number of risks and uncertainties. Our

Diomed Holdings, Inc.
Notes to Consolidated Financial Statements
March 31, 2002

actual results could differ materially from those discussed in these statements. Our Annual Report on Form SEC 10-KSB (the "Annual Report") contains a discussion of certain of the risks and uncertainties that affect our business. We refer you to the "Risk Factors" on pages 5 through 16 of the Annual Report for a discussion of certain risks, including those relating to our business as a medical device company without a significant operating record and with operating losses, our risks relating to our commercialization of our current and future products and applications and risks relating to our common stock and its market value.

         In view of our relatively limited operating history, we have limited experience forecasting our revenues and operating costs. Therefore, we believe that period-to-period comparisons of financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. To date, the Company has incurred substantial costs to create our products. As of March 31, 2002, we had an accumulated deficit of approximately $33.2 million. We may continue to incur operating losses due to spending on research and development programs, clinical trials, regulatory activities, marketing and administrative activities. This spending may not correspond with any meaningful increases in revenues in the near term, if at all. As such, these costs may result in negative operating cash flows until such time as the Company generates sufficient revenue to offset such costs.

         The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes set forth above in this Quarterly Report and our Annual Report.

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

         Utilizing our proprietary technology in certain methods of synchronizing diode light sources and in certain optical fibers, we currently focus on photodynamic therapy (our PDT(TM) product line) for use in cancer treatments, and endovenous laser treatment (our EVLT(TM) product line), for use in varicose vein treatments. We also market our lasers and disposables for other clinical applications, such as dentistry and cosmetic surgery. If the treating physician is knowledgeable about the reimbursement system and obtains preapproval, then typically health insurance payors will reimburse for PDT(TM) and EVLT(TM) procedures. Using high power semiconductor diodes as their energy source, our diode lasers combine clinical efficacy, operational efficiency and cost effectiveness in a versatile, compact, lightweight, easy-to-use and easy-to-maintain system.

         Since the beginning of 2001, the composition of Diomed's product line has changed. In the first half of 2001, Diomed abandoned its Laserlite business when we withdrew from the aesthetic laser market. Diomed had acquired Laserlite LLC, the distributor of Diomed's cosmetic laser systems, in May 1998. Diomed subsequently migrated to its existing laser platform, and this led to a decision to discontinue the sale of the Laserlite product line.

Diomed Holdings, Inc.
Notes to Consolidated Financial Statements
March 31, 2002

         In 2001, Diomed developed endovenous laser treatment (EVLT(TM)), an innovative minimally invasive laser procedure for the treatment of varicose veins caused by greater saphenous vein reflux. In September 2001, Diomed was the first company to receive the CE mark of the European Economic Union for approval for endovenous laser treatment, with respect to marketing EVLT(TM) in Europe. On January 22, 2002, Diomed was the first company to receive FDA clearance for endovenous laser treatment, with respect to marketing EVLT(TM) in the U.S.

         Diomed expects that EVLT(TM) will be a primary source of revenue in 2002. Diomed believes that EVLT(TM) will result in a high-level of commercial acceptance due to its quick recovery period, an immediate return to one's normal routine barring vigorous physical activities, reduced pain and minimal scarring, and reduced costs as compaired to vein stripping, the current prevalent clinical treatment for varicose veins. Also we developed our EVLT(TM) product line as a complete clinical solution and marketing model, including a laser, disposable kit, clinical training and a marketing plan, to assist physicians and clinics in responding to the demand for treatment of varicose veins in a minimally invasive manner. In addition, Diomed has developed a website - WWW.EVLT.COM - to provide patients with education about treatment options and benefits of EVLT(TM). Diomed expects that as the volume of EVLT(TM) procedures performed increases so may its disposable sales. Diomed believes that the US represents the single largest market for EVLT(TM). In April 2002, Diomed began actively hiring a direct sales force to supplement its existing sales infrastructure of independent sales representatives.

         Diomed's sales of its PDT product line are dependent to an extent upon the clinical development process and the commercialization of PDT(TM) drugs by PDT(TM) drug companies. As a result, our sales may fluctuate in relation to the timing of PDT(TM) drug companies achieving their strategic initiatives.

         Diomed works jointly and early on with photodynamic therapy drug (PDT(TM)) companies in their clinical development process in order to design a laser that optimizes the most effective wavelength in combination with their PDT(TM) drugs. We have long-term relationships with some of the world's leading photodynamic therapy drug companies, including Axcan Pharma, DUSA, Pharmacyclics and QLT, and have sold them lasers in support of their clinical trials for photodynamic therapy applications. In August 2000, Axcan Pharma and Diomed together received regulatory approval for Diomed's 630nm laser and OPTIGUIDE(R) fiber, and Axcan's Photofrin drug used in the treatment for late stage lung and esophageal cancers. Axcan Pharma is developing other clinical applications using Photofrin, including treatment for Barrett's Esophagus, a pre-cursor to cancer of the esophagus. Axcan Pharma is pursuing an application for FDA clearance for Photofrin and Diomed's lasers and fibers for use in the treatment of Barrett's Esophagus.

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

         Our technology and manufacturing capability has attracted OEM partners. In a typical OEM relationship, we produce the laser and other products to the OEM's specifications, which will then be marketed under the OEM's label. As a result, sales of our products to OEM partners may fluctuate in relation to the achievement of their strategic initiatives. Our most prominent OEM relationship is with Olympus in Japan, which is using our technology for surgical and dental applications. In addition we have a long-term partnership with Dentek Lasersystems Vertriebs GmbH, which is using our laser module for dental applications.

Diomed Holdings, Inc.
Notes to Consolidated Financial Statements
March 31, 2002

         In 2001, approximately one-third of our revenues were dependent upon a few of our strategic partners and approximately 50% of our sales were generated domestically versus internationally. Going forward, we believe that our annual dependence on any individual customer or group of customers should decrease as more of our revenues may derive from sales of EVLT(TM) in the U.S. market directly to individual physician practices and less to large-scale distributors. In addition, Diomed believes that its percentage of sales generated domestically should increase as it grows the EVLT(TM) market in the U.S.

         Diomed envisions that by developing and marketing procedures to doctors that involve selling key components - namely lasers and their related disposables designed for a single use, including fibers and kits - we will have the potential to create recurring sales. Diomed's plan is that each future procedure will be accompanied with a disposable component.

         In fiscal 2002, Diomed expects to focus on the development and growth of EVLT(TM) sales worldwide, to support the development and approval of new applications for PDT products and to continue the development of new minimally invasive medical procedures that offer long-term opportunities to the Company.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001

         REVENUES Revenues for the three months ended March 31, 2002 were $1.0 million, a $2.5 million, or 73%, decrease from $3.5 million for the three months ended March 31, 2001.

         This decrease was principally due to a $2.5 million decrease in laser sales. The decrease in laser sales was primarily attributable to three factors:
(1) a 93% decrease (or, $1.2 million) in sales of PDT(TM) lasers, (2) an 89% decrease (or, $0.9 million) in OEM sales, and (3) the Company's withdrawal from the aesthetic laser market (which had represented $460,000 in revenues in the first quarter of 2001).

         The decrease in sales of our PDT lasers was principally due to the additional time needed by Axcan Pharma to sell the $1.0 million in lasers it purchased in the first quarter of 2001 under our exclusive supply agreement. Axcan Pharma purchased these lasers in support of its market launch for Photofrin, the PDT drug used to treat late stage lung and esophageal cancers. The remaining portion of the decrease results from the fact that certain customers who purchased PDT lasers in the first quarter of 2001 for use in their clinical trials have not required additional lasers while these trials are ongoing.

         The decrease in OEM sales is principally due to the additional time needed by Olympus Japan to sell the $0.8 million in surgical lasers it purchased in the first quarter of 2001 to support its market launch.

         We abandoned our Laserlite business when we withdrew from the aesthetic laser market. Diomed acquired Laserlite, LLC, the distributor of its cosmetic laser systems, in May 1998. Diomed subsequently migrated to its existing laser platform, and this led to a decision to discontinue the sale of the Laserlite product line.

COST OF REVENUES
         Cost of revenues for the three months ended March 31, 2002 was $1.2 million, a $1.1 million, or 50% decrease from $2.2 million for the three months ended March 31, 2001. This decrease was principally due to

Diomed Holdings, Inc.
Notes to Consolidated Financial Statements
March 31, 2002

the decreased sales volume in the first quarter of 2002 as compared to the same time period in 2001, and a headcount reduction in manufacturing resulting from the restructuring in December 2001 of our subsidiary operations in the UK, offset by regulatory costs incurred in the US in the first quarter 2002 that were not incurred in the same period in 2001.

GROSS PROFIT (LOSS)
         Gross Loss for the three months ended March 31, 2002 was approximately $200,000, a $1.5 million, or 116%, decrease from $1.3 million gross profit for the three months ended March 31, 2001. This decrease was principally due to the decreased sales volume in the first quarter of 2002 as compared to the same time period in 2001. As a result the Company absorbed fixed costs for production quality, regulatory and service that otherwise would have been covered.

 RESEARCH AND DEVELOPMENT EXPENSES
         Research and development expenses for the three months ended March 31, 2002 were $171,000, a $173,000, or 50%, decrease from $344,000 for the three months ended March 31, 2001. The decrease was principally due to a headcount reduction resulting from the restructuring in December 2001 of our subsidiary operations in the UK, offset by costs incurred in the first quarter of 2001 to wind down the aesthetic laser business, which was acquired from Laserlite LLC, that was subsequently abandoned in the first half of 2001.

SELLING AND MARKETING  EXPENSES
         Selling and marketing expenses for the three months ended March 31, 2002 were $343,000, a $265,000, or 44%, decrease from $608,000 for the three months ended March 31, 2001. The decrease was principally due to a headcount reduction resulting from the restructuring in December 2001 of our subsidiary operations in the UK, offset by sales and marketing staff costs that were incurred in the first quarter of 2002 that were not incurred in the same period in 2001.

GENERAL AND ADMINISTRATIVE EXPENSES
         General and administrative expenses for the three months ended March 31, 2002 were $820,000, a $210,000, or 34%, increase from $611,000 for the three months ended March 31, 2001. The increase was principally due to staffing costs in the US in the first quarter of 2002 that were not incurred in the same period in 2001, and incremental legal, accounting and other professional fees associated with becoming a public company in the first quarter of 2002, offset by a headcount reduction resulting from a restructuring in December 2001 of our subsidiary in the UK.

INTEREST EXPENSE, NET
         Interest expense for the three months ended March 31, 2002 was $264,000, a $2.5 million, or 91%, decrease from $2.8 million in the three months ended March 31, 2001. Interest expense in the three months ended March 31, 2001 reflects a noncash charge totaling $2.7 million. In March 2001, holders of our 9% convertible subordinated notes, with a conversion price of $3.50 per share, agreed to convert $2.5 million in principal amount of those notes into common stock. The conversion rate was subject to adjustment in the event of certain circumstances, including certain issues of common stock at a price below $3.50 per share. Pursuant to our March 5, 2001 Stock Purchase and Recapitalization Agreement, which provided certain shareholders with additional shares of common stock at a purchase price of $1.00 per share, we adjusted the conversion price of the notes from $3.50 per share to $1.00 per share. At the same time, the holders of the notes converted $2.475 million of the notes into 2,475,000 shares of common stock. We repaid the remaining $225,000 of notes in cash. In accordance with Emerging Issues Task Force (EITF) 00-27, Application of EITF Issue No.98-5 to certain Convertible Instruments, we recorded a non-cash interest expense charge of $2.7 million due to the adjustment of the conversion price.

         Interest expense in the three months ended March 31, 2002 include non-cash charges totaling approximately $225,000. In 2001, the Company issued Promissory Notes, in the aggregate principal amount of

Diomed Holdings, Inc.
Notes to Consolidated Financial Statements
March 31, 2002

$700,000, to two stockholders of the Company in exchange for bridge loans and granted these two stockholders fully exercisable warrants to purchase an aggregate of 80,000 shares of common stock. We recorded the value of such warrants, calculated using the Black-Scholes option pricing model, as a debt discount that would be amortized to interest expense over the life of the notes. In addition, we recorded the beneficial conversion feature attributable to the warrants as interest expense upon the closing of the Merger, which triggered the right to convert the notes.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception through March 31, 2002, we have incurred a cumulative loss of approximately $33.2 million and may continue to incur operating losses for the next few years, dependent upon the commercial success of EVLT(TM) post-FDA clearance. We have financed our operations primarily through private placements of common stock and preferred stock, and private placements of convertible notes and short-term notes and credit arrangements.

         We anticipate that we will have sufficient cash to fund operations through December 2002, in reliance on the proceeds of the private placement financing related to the Merger and depending on the Company's ability to achieve its business plan pertaining to the commercial success of EVLT(TM) post-FDA clearance. In addition, we anticipate seeking a global banking relationship to support the anticipated commercial success of EVLT(TM) . If we are unable to achieve our business plans, we may need to continue to rely on external sources of financing to meet our cash needs for future acquisitions and internal expansion, and if necessary, defer certain discretionary expenditures in order to continue operations. Additional financing, through subsequent public offerings, or private equity or debt financings, may not, however, be available on acceptable terms or at all. The inability to obtain additional financing would cause us to reduce or cease operations because we would not be able to fund the development of our applications so that they may be commercialized and, thus, become profitable.

         We had cash of approximately $4.7 million as of March 31, 2002. Cash as of December 31, 2001 was approximately $323,000.

         Cash used in operations for the three months ended March 31, 2002 was approximately $2.8 million. This is principally attributable to the paydown of trade payables of approximately $1.5 million and repayment of a customer advance of approximately $300,000 subsequent to completing the private placement offering in connection with the Merger, and an increase in prepaid expenses of approximately $500,000 for annual fees.

         Cash used in investing activities for the three months ended March 31, 2002 was approximately $66,000. The net cash used in investing activities was principally related to the purchase of office equipment, furnishings and fixtures, and leasehold improvements.

         Cash provided by financing activities for the three months ended March 31, 2002, was approximately $7.3 million. Cash provided by financing activities is attributable to approximately $8.3 million in net proceeds from the sale of Diomed Holdings common stock sold in the private placement offering in connection with the Merger. Subsequent to closing the Merger, the Company repaid the Promissory Notes issued to two stockholders in October and December 2001 in exchange for bridge loans ($700,000), and paid down the Barclays bank line of credit ($600,000).

CAPITAL TRANSACTIONS IN 2002
         On January 1, 2002, in accordance with the terms of the bridge financing provided to us in October 2001, we issued warrants to purchase an additional 10,000 (in the aggregate) shares of common stock to the

Diomed Holdings, Inc.
Notes to Consolidated Financial Statements
March 31, 2002

two stockholders who provided that financing. The bridge financing agreement with these stockholders required us to issue an additional 10,000 warrants to in that bridge financing for each month after December 31, 2001 in which we did not consummate a reverse merger with a public company. Because the Merger satisfied that requirement, no additional warrants are issuable in respect of that financing.

         In February 2002, in connection with the Merger, we conducted a private placement offering of common stock. In the private placement, investors subscribed to purchase from Diomed an aggregate of 5 million shares of its common stock at a price per share of $2.00 per share, which resulted in gross proceeds of $10.0 million and net proceeds of approximately $8.3 million. In the Merger, the shares of Diomed common stock issued in the private placement were exchanged for an equal number of shares of the Company's common stock. After completing the Merger, the Company paid back the $700,000 in convertible promissory notes issued to two of our stockholders who provided bridge financing in October and December 2001, including cumulative interest.

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

BANK LINE OF CREDIT

         During 2001 and 2002, our UK subsidiary has access to a line of credit with Barclays Bank, which is limited to the lesser of (pound)1,200,000 (approximately $1,745,000 at December 31, 2001 and approximately $1,729,000 at March 31, 2002) or 80% of eligible accounts receivable. This line bears interest at 3% above Barclays Bank's base rate (4% at December 31, 2001 and 4% at March 31, 2002), and borrowings are due upon collection of receivables from customers. As of December 31, 2001, borrowings of approximately (pound)601,000 (approximately $874,000) were outstanding, whereas as of March 31, 2002 borrowings of approximately (pound)191,000 (approximately $276,000) were outstanding under this line. The lower balance under the line of credit for the three months ended March 31, 2002 is due to a decrease in accounts receivable and a change in our customer order policy for financed orders, which we instituted in the third quarter of 2001. Under this new policy, customer orders are generally be supported by a letter of credit, advance payment or payment upon installation, which reduces our reliance on our line of credit.

RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2001, the FASB issued SFAS No. 141, Business Combinations. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Accordingly, we will account for the Merger using the purchase method.

         In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. This statement applies to goodwill and intangible assets acquired after June 30, 2001, as well as goodwill and intangible assets previously acquired. Under this statement, goodwill as well as certain other intangible assets determined to have an infinite life will no longer be amortized; instead, these assets will be reviewed for impairment on a periodic basis. This statement is effective for the first quarter in the fiscal year ended December 2002. The adoption of this new accounting standard is not expected to have a material impact on our financial statements.

Diomed Holdings, Inc.
Notes to Consolidated Financial Statements
March 31, 2002

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

                           PART II: OTHER INFORMATION

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

         (c) During the first quarter of 2002, the Company issued options to purchase up to 25,000 shares of its Class A Stock, and upon conversion of those shares 100,000 shares of its common stock, at a purchase price of $2.00 per underlying share to a new director, Kim Campbell, and issued options to purchase up to 15,532.5 shares of its Class A Stock, and upon conversion of those shares 62,130 shares of its common stock, at a purchase price in the range of $2.25 to $4.18 per underlying share to five employees and two consultants, as follows:

                                                      OPTIONS GRANTED
                  OPTIONEE                 (EXPRESSED IN SHARES OF COMMON STOCK)
                  --------                 -------------------------------------

                  Robert Min (consultant)                  525
                  Steven Zimmet                            105
                  Sam Wade                              15,000
                  Susan Campbell                        10,000
                  Carl Simonds                           5,000
                  Jerry Sugars                           6,500
                  Lisa M. Bruneau                       25,000

Diomed issued options to Ms. Campbell and the above-listed optionees in reliance upon the exemption from registration set forth under Section 4(2) of the Securities Act of 1933, as amended. Each optionee agreed that neither the options nor the underlying securities would be resold without registration under the Securities Act or exemption therefrom. Each optionee also represented his or her intention to acquire the securities for investment only, and not with a view to the distribution thereof. Prior to making any offer or sale, Diomed had reasonable grounds to believe and believed that the purchaser was capable of evaluating the merits and risks of the investment and was able to bear the economic risk of the investment represented by the options granted.

         All other sales of unregistered securities made by the Company during the first quarter of 2002 are described under Item 5 of our Annual Report.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On or about February 6, 2002, our predecessor solicited from its stockholders a consent to change its name from Natexco Corporation to Diomed Holdings, Inc. A copy of the amendment to our certificate of incorporation setting forth the approval obtained from the stockholders in connection with this name change is included as Exhibit 3.2 to our Current Report on Form SEC 8-K filed on February 14, 2002.

ITEM 5.       OTHER

         Arthur Andersen was accused of wrongdoing in connection with its representation of Enron Corp., and was recently indicted on criminal charges. On March 18, 2002, the SEC adopted temporary rules giving instructions and guidance to companies affected by this situation. Under these rules, companies who make filings with the SEC that include accountant's reports issued by Arthur Andersen after March 14, 2002, such as ourselves, are required to include as an exhibit to their filings a letter addressed to the SEC that states that Arthur Andersen has represented to the company that its audit was subject to Arthur Andersen's quality control system for the U.S. accounting and auditing practice to provide reasonable assurance that the engagement was conducted in compliance with professional standards and that there was appropriate continuity of Arthur Andersen personnel working on audits, availability of national office consultation and availability of personnel at foreign affiliates of Arthur Andersen to conduct the relevant portions of the audit. We received such a letter and filed it as Exhibit 99.3 with our Form 10-KSB for 2001.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(b) REPORTS ON FORM 8-K. State whether any reports on Form 8-K were filed during the quarter for which this report is filed, listing the items reported, any financial statements filed and the dates of such reports.

The Company filed a Current Report on Form 8-K on February 14, 2002 in connection with the Merger and related transactions. This Report included details regarding the change in control of the Company effected by the Merger, the issuance of securities in connection with the Merger and other details regarding the Merger, details regarding the private placement sale of common stock immediately preceding the Merger, certain documents relating to the Merger and the private placement, a descriptive memorandum regarding the Company and certain other Company documents, as well as certain financial data, consisting of Consolidated

Diomed Holdings, Inc.
Notes to Consolidated Financial Statements
March 31, 2002

Balance Sheets as of December 31, 1999 and 2000 and September 30, 2001 (unaudited), Consolidated Statements of Operations for the Years Ended December 31, 1998, 1999, and 2000 and the Nine Months Ended September 30, 2000 and 2001 (unaudited), Consolidated Statements of Stockholders' Equity (Deficit) for the Years Ended December 31, 1998, 1999, and 2000 and the Nine Months Ended September 30, 2001 (unaudited), and Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1999, and 2000 and the Nine Months Ended September 30, 2000 and 2001 (unaudited).

Diomed Holdings, Inc.
Notes to Consolidated Financial Statements
March 31, 2002

                                   SIGNATURES

         IN ACCORDANCE WITH SECTION 13 OR 15(d) OF THE EXCHANGE ACT, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED HEREUNTO DULY AUTHORIZED.


                                 DIOMED HOLDINGS, INC.
                                 (Registrant)


                                 By:     /s/ PETER KLEIN
                                    --------------------------------------------
                                 Name:   Peter Klein
                                 Title:  President and Chief Executive Officer,
                                         Director


                                 Date:   May 15, 2002


                                 By:      /s/ CHARLES T. HOEPPER
                                    --------------------------------------------
                                 Name:   Charles T. Hoepper
                                 Title:  Chief Financial Officer


                                 By:     /s/ LISA M. BRUNEAU
                                    --------------------------------------------
                                 Name:   Lisa M. Bruneau
                                 Title:  Vice President Finance, Treasurer and
                                         Secretary