Form 10QSB
period 2002-06-30
DIOMED HOLDINGS INC
filed 2002-08-14
CIK 1074874

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------

                                   FORM 10-QSB

                                   -----------

(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2002

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from ____ to ____

                        Commission File Number 000-32045

                              DIOMED HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                   84-140636
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)

             1 Dundee Park
              Andover, MA                                   01810
  (Address of principal executive offices)                (Zip Code)

                                 (978) 475-7771
                         (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

As of June 30, 2002, there were 14,200,000 shares of common stock, par value $0.001 outstanding (excluding securities which, subject to applicable conditions, are convertible into shares of common stock).

                     DIOMED HOLDINGS, INC. AND SUBSIDIARIES

                         QUARTERLY REPORT ON FORM 10-QSB
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002

                                TABLE OF CONTENTS

 ITEM                                                                     PAGE
NUMBER                        CAPTION                                    NUMBER
          PART I - FINANCIAL INFORMATION
  1       Unaudited Condensed Consolidated Balance Sheets -
          June 30, 2002 and December 31, 2001                               1
          Unaudited Condensed Consolidated Statements of Operations -
          Three and Six Months Ended June 30, 2002 and 2001                 2
          Unaudited Condensed Consolidated Statements of Cash
          Flows - Six Months Ended June 30, 2002 and 2001                   3
          Notes to Condensed Consolidated Financial Statements              4
  2       Management's Discussion and Analysis or Plan of Operations       13

          PART II - OTHER INFORMATION
  2       Changes in Securities and Use of Proceeds                        22
  4       Submission of Matters to a Vote of Security Holders              23
  5       Other Information                                                23
  6       Exhibits and Reports on Form 8-K                                 25
          Signatures                                                       26

                                    EXHIBITS

Exhibit No. 99.1   Statement Under Oath of Principal Financial Officer Regarding
                   Facts and Circumstances Relating to Exchange Act Filings

Exhibit No. 99.2   Statement Under Oath of Principal Executive Officer Regarding
                   Facts and Circumstances Relating to Exchange Act Filings

PART I:  FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                 Unaudited Condensed Consolidated Balance Sheets
                       June 30, 2002 and December 31, 2002

                                                                         JUNE 30, 2002     DECEMBER 31, 2001
                                                                          (unaudited)
ASSETS
Current Assets:

   Cash and cash equivalents                                            $     2,831,352    $         322,566
   Accounts receivable, net of allowance for doubtful accounts of
    $208,000 and $217,000 in 2002 and 2001, respectively                        565,532              869,231
   Inventories                                                                2,271,479            2,402,182
   Prepaid expenses and other current assets                                    639,783              201,429
                                                                        ---------------    -----------------

         Total current assets                                                 6,308,146            3,795,408
                                                                        ---------------    -----------------

Property and Equipment:
   Office equipment and furniture and fixtures                                1,114,041            1,209,649
   Manufacturing equipment                                                      693,140              740,000
   Leasehold improvements                                                       617,701              631,900
                                                                        ---------------    -----------------

                                                                              2,424,882            2,581,549

   Less--Accumulated depreciation and amortization                            1,566,109            1,519,607
                                                                        ---------------    -----------------

                                                                                858,773            1,061,942
                                                                        ---------------    -----------------

Intangible Assets, net of accumulated amortization of  $319,000 and
 $221,000 in 2002 and 2001, respectively                                        662,406              760,542
                                                                        ---------------    -----------------

Other Assets:
   Deposits                                                                     618,272              590,600
   Deferred offering costs                                                            -              387,133
   Deferred acquisition costs                                                         -               39,981
                                                                        ---------------    -----------------

                                                                        $     8,447,597    $       6,635,606
                                                                        ===============    =================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
   Bank loan                                                            $       218,396    $         874,449
   Current maturities of convertible debt                                       835,664            1,786,640
   Current maturities of capital lease obligations                               46,053               46,383
   Accounts payable                                                           1,524,944            2,866,346
   Accrued expenses                                                             802,627              883,769
   Customer advance                                                                   -              293,463
                                                                        ---------------    -----------------

         Total current liabilities                                            3,427,684            6,751,050
                                                                        ---------------    -----------------

Promissory Note Payable                                                         936,000              936,000
                                                                        ---------------    -----------------

Capital Lease Obligations, less current maturities                               17,719               39,817
                                                                        ---------------    -----------------

Stockholders' Equity (Deficit):
   Series A convertible preferred stock, $0.01 par value-
     Authorized--3,500,000 shares
     Issued and outstanding--2,725,000 shares at December 31, 2001                    -               27,250
   Class A convertible preferred stock, $0.001 par value                              -                    -
     Authorized - 18,000,000 shares
     Issued and outstanding - 14,765,690 shares at June 30, 2002                 14,767                    -
   Common stock, $0.001 par value
     Authorized - 80,000,000 and 40,000,000 shares at June 30, 2002 and
      December 31, 2001, respectively
     Issued and outstanding - 14,200,000 and 9,179,955 shares at
      June 30, 2002 and December 31, 2001, respectively                          14,200                9,180
   Additional paid-in capital                                                39,227,389           30,324,556
   Cumulative translation adjustment                                           (153,152)                 130
   Accumulated deficit                                                      (35,037,010)         (31,452,377)
                                                                        ---------------    -----------------

         Total stockholders' equity (deficit)                                 4,066,194           (1,091,261)
                                                                        ---------------    -----------------

                                                                        $     8,447,597    $       6,635,606
                                                                        ===============    =================

The accompanying notes are an integral part of these consolidated financial statements.

                        UNAUDITED CONDENSED CONSOLIDATED
                            STATEMENTS OF OPERATIONS
           THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001

                                                 THREE MONTHS ENDED                    SIX MONTHS ENDED
                                            JUNE 30, 2002   JUNE 30, 2001       JUNE 30, 2002      JUNE 30, 2001

Revenues                                    $   1,168,508   $   1,628,545       $   2,125,145      $   5,113,245

Cost of Revenues                                1,038,696       1,434,001           2,193,586          3,667,001
                                            -------------   -------------       -------------      -------------

         Gross profit / (loss)                    129,812         194,544             (68,441)         1,446,244
                                            -------------   -------------       -------------      -------------

Operating Expenses:
   Research and development                       212,243         421,000             383,243            765,000
   Selling and marketing                          734,325         563,027           1,077,053          1,171,027
   General and administrative                     947,363         736,393           1,768,010          1,347,393
                                            -------------   -------------       -------------      -------------

         Total operating expenses               1,893,931       1,720,420           3,228,306          3,283,420
                                            -------------   -------------       -------------      -------------

         Loss from operations                  (1,764,119)     (1,525,876)         (3,296,747)        (1,837,176)

Interest Expense, net                             (23,547)        (45,765)           (287,886)        (2,830,765)
                                            -------------   -------------       -------------      -------------

         Net loss                           $  (1,787,666)  $  (1,571,641)      $  (3,584,633)     $  (4,667,941)
                                            =============   =============       =============      =============

Net loss per share (Note 3):
   Basic and diluted net loss per share
    applicable to common stockholders       $       (0.13)  $       (0.17)      $       (0.28)     $       (0.61)
                                            =============   =============       =============      =============

   Basic and diluted weighted average
    common shares outstanding                  14,200,000       9,179,955          12,992,406          7,645,034
                                            =============   =============       =============      =============

The accompanying notes are an integral part of these consolidated financial statements

                        UNAUDITED CONDENSED CONSOLIDATED
                            STATEMENTS OF CASH FLOWS
                SIX MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001

                                                                                SIX MONTHS ENDED
                                                                       JUNE 30, 2002       JUNE 30, 2001
Cash Flows from Operating Activities:
   Net loss                                                           $    (3,584,633)    $    (4,667,941)
   Adjustments to reconcile net loss to net cash
    used in operating activities-
     Depreciation and amortization                                            144,638             300,648
     Noncash interest expense on convertible debt                             225,260           2,700,000
     Issuance of stock options to a third party                                28,781                   -
     Changes in operating assets and liabilities
       Accounts receivable                                                    303,699             (90,037)
       Inventories                                                            130,703              27,743
       Prepaid expenses and other current assets                             (190,839)           (251,851)
       Deposits                                                                     -                   -
       Accounts payable                                                    (1,341,402)           (324,756)
       Accrued expenses                                                       (81,142)            232,172
       Customer advance                                                      (293,463)                  -
                                                                      ---------------     ---------------

         Net cash used in operating activities                             (4,658,398)         (2,074,022)
                                                                      ---------------     ---------------

Cash Flows from Investing Activities:
   Purchases of property and equipment                                        (74,600)            (61,245)
   Increase in other assets used in investing                                       -             (45,000)
                                                                      ---------------     ---------------

         Net cash used in investing activities                                (74,600)           (106,245)
                                                                      ---------------     ---------------
Cash Flows from Financing Activities:
   Net proceeds (payments) from bank borrowings                              (656,053)           (101,351)
   Proceeds from issue of common stock, net                                 8,530,870                   -
   Proceeds from issue of preferred stock, net                                      -           2,536,164
   Payments on convertible debt                                              (700,000)           (225,000)
   Payments on capital lease obligations                                      (22,428)            (24,711)

         Net cash provided by financing activities                          7,152,389           2,185,102
                                                                      ---------------     ---------------

Effect of Exchange Rate Changes                                                89,585              50,897
                                                                      ---------------     ---------------

Net Increase in Cash and Cash Equivalents                                   2,508,786              55,732

Cash and Cash Equivalents, beginning of period                                322,566             118,872
                                                                      ---------------     ---------------

Cash and Cash Equivalents, end of period                              $     2,831,352     $       174,604
                                                                      ===============     ===============

Supplemental Disclosure of Cash Flow Information:
   Cash paid for interest                                             $        71,335              89,285
                                                                      ===============     ===============
Supplemental Disclosure of Noncash Investing and
 Financing Activities:
   Conversion of convertible debt into common stock                   $             -     $     2,475,000
                                                                      ===============     ===============
   Reclassification of offering costs incurred in
     2001 to APIC                                                     $       387,133     $             -
                                                                      ===============     ===============

The accompanying notes are an integral part of these consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  OPERATIONS

     Diomed Holdings, Inc. and subsidiaries (the Company) specialize in developing and commercializing minimal and micro-invasive medical procedures that use its laser technologies and disposable products.

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

     As discussed in Note 10, during the quarter ended March 31, 2002, the Company merged with another company, raised $10 million in additional funding through a private placement offering and paid certain of its debt outstanding at December 31, 2001. The Company believes that it will have sufficient cash or access to additional funding sources to fund operations through December 2002, primarily in reliance on the proceeds of the private placement financing related to the Diomed Merger and depending on the Company's ability to achieve its business plan pertaining to the commercial success of EVLT(TM) post-FDA clearance.

     The accompanying consolidated financial statements at June 30, 2002 and for the three-month and six-month periods ended June 30, 2002 and 2001 are unaudited. In management's opinion, these unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 2001, and include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. These financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 2001. The results of operations for the three-month and six-month period ended June 30, 2002 are not necessarily indicative of the results expected for the fiscal year ending December 31, 2002.

     Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading.

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

     (d)  FOREIGN CURRENCY TRANSLATION

          Assets and liabilities of the foreign subsidiaries are translated at the rate of exchange in effect at the balance sheet date. Results of operations are translated using the weighted average exchange rate in effect during the period. Translation adjustments, resulting from changes in the rate of exchange between the subsidiaries' functional currency and the U.S. dollar, are recorded as a separate component of stockholders' equity in the accompanying consolidated balance sheets. Transaction gains and losses, resulting from the revaluations of assets and liabilities denominated in other than the functional currency of the Company or its subsidiaries, are included in operating expenses for all periods presented.

     (e)  REVENUE RECOGNITION

          Revenue from product sales is recognized at the time of shipment to the customer as long as there is persuasive evidence of an arrangement, the sales price is fixed and determinable and collection of the related receivable is probable. The Company provides for estimated product returns and warranty costs at the time of product shipment. In December 1999, the Securities and Exchange Commission
          (SEC) issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, which establishes guidance in applying generally accepted accounting principles to revenue recognition in financial statements and was effective beginning with the Company's fourth quarter of the year ended December 31, 2000. The Company has determined that its existing revenue recognition practices comply with the requirements of SAB No. 101 for all periods presented.

     (f)  INVENTORIES

          Inventories are valued at the lower of cost (first-in, first-out) or market. Work-in-progress a finished goods consist of materials, labor and manufacturing overhead. Inventories consist of the following:

                                     JUNE 30, 2002     DECEMBER 31, 2001

               Raw materials        $     1,303,068    $       1,211,870
               Work-in-progress             508,000            1,016,236
               Finished goods               460,411              174,076
                                    ---------------    -----------------

                                    $     2,271,479    $       2,402,182
                                    ===============    =================

     (g)  DEPRECIATION AND AMORTIZATION

          The Company provides for depreciation and amortization using both straight-line and accelerated methods by charges to operations in amounts that allocate the cost of the assets over their estimated useful lives as follows:

                                              ESTIMATED
           DESCRIPTION                        USEFUL LIFE

           Office equipment and furniture
            and fixtures                      2-5 years
           Manufacturing equipment            2-5 years
           Leasehold improvements             Lesser of estimated useful life or
                                              life of lease

     (h)  LONG-LIVED ASSETS

          The Company assesses the realizability of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Under SFAS No. 144, if qualitative factors suggest that an impairment may have occurred, the Company is required to assess the valuation of its long-lived assets. As of December 31, 2001 and June 30, 2002, the Company has determined that no material adjustment to the carrying value of its long-lived assets was required.

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

                                                              THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                        JUNE 30, 2002     JUNE 30, 2001      JUNE 30, 2002      JUNE 30, 2001

         Net loss                                       $  (1,787,666)    $  (1,571,641)     $  (3,584,633)     $  (4,667,941)

         Foreign currency translation adjustment             (155,352)          (43,300)          (153,282)           (58,632)
                                                        -------------     -------------      -------------      -------------

         Comprehensive loss                             $  (1,943,018)    $  (1,615,071)     $  (3,737,915)     $  (4,726,573)
                                                        =============     =============      =============      =============

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

          In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. This statement applies to goodwill and intangible assets acquired after June 30, 2001, as well as goodwill and intangible assets previously acquired. Under this statement, goodwill as well as certain other intangible assets determined to have an infinite life will no longer be amortized; instead, these assets will be reviewed for impairment on a periodic basis. This statement is effective for the Company for the first quarter in the fiscal year ended December 2002. As of June 30, 2002, the carrying value of the Company's intangible assets was $662,406. Related to those intangible assets, the Company recorded amortization expense of $49,136 and $44,000 for the three months ended June 30, 2002 and 2001, respectively, and $98,136, and $84,000 for the six months ended June 30, 2002 and 2001, respectively.

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

(3)  NET LOSS PER SHARE

     Net loss per share is computed based on the guidance of SFAS No. 128, Earnings per Share. SFAS No. 128 requires companies to report both basic loss per share, which is based on the weighted average number of common shares outstanding, and diluted loss per share, which is based on the weighted average number of common shares outstanding and the weighted average dilutive potential common shares outstanding using the treasury stock method. As a result of the losses incurred by the Company for the three and six months ended June 30, 2002 and 2001 all potential common shares were antidilutive and were excluded from the diluted net loss per share calculations.

     The following table summarizes securities outstanding as of each period-end which were not included in the calculation of diluted net loss per share since their inclusion would be antidilutive.

                                                              THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                        JUNE 30, 2002     JUNE 30, 2001      JUNE 30, 2002      JUNE 30, 2001
          Common stock options and warrants                 2,055,232         1,469,447          2,055,232          1,469,447
                                                        =============     =============      =============      =============

          Convertible preferred stock                      14,765,690         5,450,000         14,765,690          5,450,000
                                                        =============     =============      =============      =============

          Convertible debt                                    411,330         1,165,000            411,330          1,165,000
                                                        =============     =============      =============      =============

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

                  Inventory                        $       218,623
                  Manufacturing rights                     981,377
                                                   ---------------

                                                   $     1,200,000
                                                   ===============

     Amounts allocated to manufacturing rights are being amortized on the straight-line basis over a five-year period. Included in general and administrative expenses is amortization expense of approximately $98,000 and $84,000 for the six months ended June 30, 2002 and 2001, respectively.

(5)  LINE-OF-CREDIT ARRANGEMENT

     Diomed, Ltd., the Company's subsidiary in the United Kingdom, has a line of credit with Barclays Bank, which is limited to the lesser of (pound)1,200,000 ($1,829,400 at June 30, 2002 and $1,745,160 at December
     31, 2001) or 80% of eligible accounts receivable. This line bears interest at 3% above Barclays Bank's base rate (4.00% at June 30, 2002 and 4.00% at December 31, 2001) and borrowings are due upon collection of receivables from customers. As of June 30, 2002, there were borrowings of (pound)143,258 ($218,396) outstanding under this line and available future borrowings of approximately $137,000.

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

(7)  DEBT

     As of December 31, 2001, the First Promissory Note in the amount of $339,336 and the Second Promissory Note in the amount of $835,664 due to QLT for the acquisition of the manufacturing rights to the OPTIGUIDE(R) fibers (see Note 4) are shown on the consolidated balance sheet as convertible debt. As of June 30, 2002, the Second Promissory Note due to QLT is shown on the consolidated balance sheet as convertible debt.

     With respect to the First QLT Promissory Note, by letter dated June 7, 2001, QLT formally requested payment of the $339,336 balance due under that note. QLT also indicated that it would exercise its option under the Optiguide Asset Purchase Agreement to require the Company to issue to QLT shares of Company Common Stock having a value equal to $339,336. On October 1, 2001 the Company advised QLT that it was prepared to issue 135,735 shares based on a per share price of $2.50. The Company asked QLT to respond if the calculation was acceptable to it and also asked that, if the calculation was not acceptable, that the matter be referred to arbitration pursuant to the applicable provisions of the Optiguide Asset Purchase Agreement. On January 28, 2002, the Company issued QLT 135,735 shares of Company Common Stock. On February 11, 2002, QLT informed the Company it was accepting the 135,735 shares issued to it under protest as it disagreed with the per share price the Company had used in calculating the number of shares issued to it. It also asserted that the Company had failed, in connection with the issuance of those shares, to confirm certain registration rights and deliver a legal opinion. The Company believes that QLT may have been asserting that it was entitled up to an additional 542,940 shares. The Company disputes this position based on the express terms of its agreement with QLT and the relevant facts. The terms of the agreement between the Company and QLT require senior management of both companies to meet for a period of 60 days to attempt to resolve disputes arising thereunder.

     From the time it received notice of QLT's assertions, the Company engaged in discussions with QLT to resolve the dispute amicably. On August 5, 2002, the Company and QLT entered into an agreement pursuant to which the Company issued to QLT, and QLT accepted from the Company, a total of 696,059 shares of Convertible Preferred Stock to both resolve the dispute as to the First Promissory Note and fully satisfy the Company's obligations under the Second Promissory Note.

     In October 2000, a customer, Axcan Pharma, advanced the Company $936,000 to secure certain key materials. In September 2001, the Company issued a promissory note to this customer in the amount of the advance. The note matures on January 1, 2004 and bears interest at a rate of 8.5% per year. The note does not provide for conversion rights.

     A summary of the Company's debt at June 30, 2002 is as follows:

                                                       CURRENT      LONG-TERM

            Convertible debt--QLT                      $   835,664  $         -
            Promissory note payable - Axcan Pharma               -      936,000
                                                       -----------  -----------

                                                       $   835,664  $   936,000
                                                       ===========  ===========

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

     This table presents revenues by reportable segment:

                                  THREE MONTHS ENDED                 SIX MONTHS ENDED
                             JUNE 30, 2002   JUNE 30, 2001    JUNE 30, 2002    JUNE 30, 2001

         Laser systems       $     948,475   $   1,330,968    $   1,412,980    $   4,399,368
         Fibers and other
          accessories              220,033         297,577          712,165          713,877
                             -------------   -------------    -------------    -------------

              Total          $   1,168,508   $   1,628,545    $   2,125,145    $   5,113,245
                             =============   =============    =============    =============

     The following table represents percentage of revenues by geographic destination:

                                  THREE MONTHS ENDED                 SIX MONTHS ENDED
                             JUNE 30, 2002   JUNE 30, 2001    JUNE 30, 2002    JUNE 30, 2001

          North America                 54%             64%              52%              53%

          Asia/Pacific                  23%             13%              24%              22%

          Europe                        21%             19%              22%              23%

          Other                          2%              5%               3%               2%
                             -------------   -------------    -------------    -------------

               Total                   100%            100%             100%             100%
                             =============   =============    =============    =============

     The following table represents long-lived assets by geographic location:

                                             JUNE 30, 2002    DECEMBER 31, 2001
              North America                  $     899,171    $       1,417,681
              Europe                             1,240,280            1,382,536
                                             -------------    -----------------

                   Total                     $   2,139,451    $       2,800,217
                                             =============    =================

(9)  BRIDGE LOANS FROM STOCKHOLDERS

     In September 2001, the Company received an aggregate of $500,000 from two stockholders of the Company, Winton Capital Holdings and Verus Investment Group Limited, in exchange for a bridge loan in the form of two secured promissory notes ("notes"), dated October 5, 2001. The notes mature on January 1, 2003 and bear an annual interest rate of 7.5%.

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

     In addition, the Company granted fully exercisable warrants to purchase an aggregate of 50,000 shares of common stock at a price per share equal to a maximum of $2.25, adjustable for certain events, as defined. The value of such warrants, calculated using the Black-Scholes option pricing model, was recorded as a debt discount totaling $43,000 and will be amortized to interest expense over the life of the note. In addition, the beneficial conversion feature attributable to the warrants, totaling $43,000, will be recorded as interest expense upon the occurrence of an event which will trigger the note's right to convert. In January 2002, due to the Company's delay in completing the reverse merger by December 31, 2001, the Company was required to issue up to an additional aggregate of 10,000 warrants, with terms identical to the initial grant. The warrants expire two years from the date of issuance. The value ascribed to these 10,000 warrants was $8,200 and was calculated using the Black-Scholes option pricing model. The $8,200 was recorded as a debt discount and will be amortized to interest expense over the life of the notes. In addition, the beneficial conversion feature attributable to the warrants totaling $8,200 will be recorded as interest expense upon the occurrence of an event which will trigger the note's right to convert.

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

     In February 2002, subsequent to the closing of the reverse merger, the $700,000 aggregate principal amount of the promissory notes, issued in October and December 2001, was repaid to the two stockholders, including cumulative interest. During the three month period ended March 31, 2002, the Company recorded $225,260 as additional non-cash interest expense related to warrants issued in connection with the bridge loan in 2001 and 2002, as well as beneficial conversion features discussed above which were triggered by the acquisition discussed in Note 10.

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

Costs of approximately $1.85 million related to the issuance of Parent's shares in the offering and its preparation and negotiation of the documentation for the Merger were incurred, and paid at the closing of the Merger and subsequent to the Merger.

(11) MIGRATORY MERGER

In April 2002, the board of directors of the Company determined that it was in the best interests of the Company and its stockholders for the Company to change its state of incorporation from Nevada to Delaware. On May 13, 2002, the reincorporation was effected by way of a merger of the Nevada corporation into a newly-created Delaware corporation, also called Diomed Holdings, Inc (the "Migratory Merger"). As a result of the Migratory Merger, each share of common stock of the Nevada corporation outstanding as of the date of the consummation of the Migratory Merger was converted into one share of Common Stock and each share of Class A Convertible Preferred Stock of the Nevada corporation (the "Old Class A Stock") was converted into four shares of Convertible Preferred Stock. The rights and privileges of the Common Stock and the Convertible Preferred Stock are virtually identical to the common stock of Diomed Holdings Nevada and the Old Class A Stock, other than the one for four exchange of shares of Old Class A Stock for shares of Convertible Preferred Stock, and a reduction in the number of votes from four votes per share for Old Class A to one vote per share for Convertible Preferred Stock.

In connection with the Migratory Merger, the Delaware corporation assumed the obligations of the Nevada corporation with respect to the Nevada corporation's outstanding stock options and warrants.

As a result of the Migratory Merger, the directors and officers of the Nevada corporation became the directors and officers of the Delaware corporation, providing continuity for the Company's board of directors.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     In this Quarterly Report, the terms "Company" and "Diomed Holdings" both refer to Diomed Holdings, Inc. The term "Diomed" refers to the Company's principal subsidiary, Diomed, Inc. and its consolidated subsidiaries. We use the terms "we," "our" and "us" when we do not need to distinguish among these entities or their predecessors, or when any distinction is clear from the context.

     This section contains forward-looking statements, which involve known and unknown risks and uncertainties. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as "may," "will," "should," "potential," "expects," "anticipates," "intends," "plans," "believes" and similar expressions. These statements are based on our current beliefs, expectations and assumptions and are subject to a number of risks and uncertainties. Our actual results could differ materially from those discussed in these statements. Our Annual Report on Form SEC 10-KSB (the "Annual Report") contains a discussion of certain of the risks and uncertainties that affect our business. We refer you to the "Risk Factors" on pages 5 through 16 of the Annual Report for a discussion of certain risks, including those relating to our business as a medical device company without a significant operating record and with operating losses, those risks relating to our commercialization of our current and future products and applications and those risks relating to our common stock and its market value.

     In view of our relatively limited operating history, we have limited experience forecasting our revenues and operating costs. Therefore, we believe that period-to-period comparisons of financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. To date, the Company has incurred substantial costs to create our products. As of June 30, 2002, we had an accumulated deficit of approximately $35.0 million. We may continue to incur operating losses due to spending on marketing and administrative activities, research and development programs, clinical trials and regulatory activities. This spending may not correspond with any meaningful increases in revenues in the near term, if at all. As such, these costs may result in negative operating cash flows until such time as the Company generates sufficient revenue to offset such costs.

     The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes set forth above in this Quarterly Report and our Annual Report.

OVERVIEW

     Diomed specializes in developing and commercializing minimal and micro-invasive medical procedures that use its laser technologies and disposable products. Minimal and micro-invasive medical procedures typically result in reduced pain and scarring, shorter recovery periods and increased effectiveness compared to traditional surgical procedures. Most of the pain associated with traditional surgical procedures results from the slicing of the layers of skin and muscle tissue, which also takes time to heal. This can be diminished by using minimal and micro-invasive procedures instead of traditional surgical treatments. In developing and marketing our clinical solutions, we use proprietary technology and we aim to secure strong commercial advantages over our competitors by gaining governmental approvals in advance of others and through exclusive commercial arrangements. To participate in the rapidly growing minimal and micro-invasive medical procedure industry, we seek to develop medical applications for our laser technology, to incorporate disposable products into these applications and to sell our products to physicians who perform medical procedures using our products and the techniques that we develop. To optimize our revenues, we focus on clinical procedures that require the health care provider to own our equipment and also purchase our disposable products, such as optical fibers. We sell our products to hospital and office-based physicians, including specialists in vascular surgery, oncology, interventional-radiology, phlebology, gynecology and dermatology.

     Using our proprietary technology in certain methods of synchronizing diode light sources and in certain optical fibers, we currently focus on photodynamic therapy (our PDT product line) for use in cancer treatments, and endovenous laser treatment (our EVLT(TM) product line), for use in varicose vein treatments and other clinical applications. Using high power semiconductor diodes as their energy source, our diode lasers combine clinical efficacy, operational efficiency and cost effectiveness in a versatile, compact, lightweight, easy-to-use and easy-to-maintain system.

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

     In 2001, Diomed developed endovenous laser treatment (EVLT(TM)), an innovative minimally invasive laser procedure for the treatment of varicose veins caused by greater saphenous vein reflux. In September 2001, Diomed was the first company to receive the CE mark of the European Economic Union for approval for endovenous laser treatment with respect to marketing EVLT(TM) in Europe. On January 22, 2002, Diomed was the first company to receive FDA clearance for endovenous laser treatment, with respect to marketing EVLT(TM) in the U.S.

     Diomed expects that EVLT(TM) will be the primary source of revenue in 2002. In the second quarter of 2002, Diomed sold 18 EVLT(TM) lasers and associated disposable products totaling gross revenue of approximately $530,000, compared to 11 lasers and associated disposable products sold during the first quarter of 2002 resulting in total gross revenue of approximately $283,000. Diomed believes that EVLT(TM) will result in a high level of commercial acceptance due to its quick recovery period, immediate return to one's normal routine barring vigorous physical activities, reduced pain and minimal scarring, and reduced costs compared to vein stripping, the current prevalent clinical treatment for varicose veins. We developed our EVLT(TM) product line as a complete clinical solution and marketing model, including a laser, disposable kit, clinical training and marketing plan, to assist office-based and hospital-based physicians in responding to the demand for treatment of varicose veins in a minimally invasive manner. Diomed also published a health insurance reimbursement guide as a sales and marketing tool to assist physicians in the reimbursement submission process.

     Diomed expects that as the number of EVLT(TM) procedures performed increases so will its sales of associated disposable items. Diomed believes that the U.S. represents the single largest market for EVLT(TM). Diomed is targeting its sales and marketing efforts at hospitals, private physician practices and clinics, and focuses on leading hospitals. For example, in the second quarter, Diomed sold EVLT(TM) to six hospitals. University of California at Los Angeles Medical Center in Los Angeles, California, and Massachusetts General Hospital in Boston, Massachusetts are among the hospitals currently performing EVLT (TM) procedures. Diomed plans to expand sales to hospitals in the third and fourth quarters and in 2003.

     Diomed has developed a website - www.evlt.com - to implement its push / pull strategy to attract the interest of both patients and physicians. EVLT.com provides patients with education about treatment options and benefits of EVLT(TM) and provides physicians with education about the EVLT(TM) procedure. Also, patients can inquire about the nearest physician performing EVLT(TM) by inputting their city and state.

     The sales cycle for selling capital equipment, such as medical lasers, is a dynamic one that can be prolonged by several factors, including:

     .    the customer's internal approval process;

     . hospital determinations as to the speciality of physician performing the EVLT(TM) procedure and the facility where these procedures will be performed;

     . the physician's desire to observe an EVLT(TM) procedure prior to making a purchase decision; and

     .    budget constraints for capital equipment.

The length of the sales cycle may vary according to the type of customer. For example, a sale to a private physician may take just a few weeks, whereas a sale to a hospital may take two months or longer. Diomed is providing hospital-based and office-based physicians with marketing guidance as to how they can build an EVLT(TM) business, which can facilitate the sales closing process and reduce the sales cycle. Also, Diomed is directing interested patients to the nearest performing physician via its website www.evlt.com.

     Based on the dynamics of the selling process, in late March 2002 Diomed made the decision to hire a direct sales force to commercialize EVLT(TM). At the end of May 2002, Diomed had hired, trained and deployed eight new direct sales representatives in key strategic markets across the US to supplement its existing sales infrastructure of independent sales representatives.

     Diomed is already experiencing the benefits of having a direct sales force. The average volume of sales quotes for EVLT(TM) lasers issued in June as compared to prior months increased substantially. Diomed anticipates that the volume of quotes will continue to grow in the third quarter, which in turn we expect will lead to increased sales. In addition, Diomed is establishing long-term relationships with customers, which is key to developing a recurring revenue stream from sales of disposable components. Diomed anticipates that sales will grow through the third and fourth quarters of this year as the direct sales force strengthens its selling skills in the field for the EVLT(TM) product line and establish its sales territories. As a result, Diomed plans to double the size of its direct sales force to approximately 16 sales persons by the end of 2002 by expanding into territories that do not presently have sales coverage and by adding new sales representatives in existing key strategic markets.

     Diomed's sales of its PDT product line are dependent to an extent upon the clinical development process and the commercialization of PDT drugs by PDT drug companies. As a result, our sales may fluctuate in relation to the timing of PDT drug companies achieving their strategic initiatives. For the six months ended June 30, 2002, our sales of PDT lasers were approximately $238,000, and our sales of PDT disposable items were approximately $339,000.

     Diomed works jointly and early on with photodynamic therapy drug (PDT) companies in their clinical development process in order to design a laser that optimizes the most effective wavelength in combination with their PDT drugs. We have long-term relationships with some of the world's leading photodynamic therapy drug companies, including Axcan Pharma, DUSA, Pharmacyclics and QLT, and have sold them lasers in support of their clinical trials for photodynamic therapy applications. In August 2000, Axcan Pharma and Diomed together received regulatory approval for Diomed's 630nm laser and OPTIGUIDE(R) fiber, and Axcan's Photofrin drug used in the treatment for late stage lung and esophageal cancers. Axcan Pharma is developing other clinical applications using Photofrin, including treatment for Barrett's Esophagus, a pre-cursor to cancer of the esophagus. Axcan Pharma is pursuing an application for FDA clearance for Photofrin and Diomed's lasers and fibers for use in the treatment of Barrett's Esophagus.

     In the US, regulatory approval by the FDA is given for each specific treatment in response to a specific pre-market approval application, or "PMA." Each PMA is generally addressed to a use for the device that the PMA specifies. Our PDT line is a delivery system of laser technology, services and fiber disposables to the global photodynamic therapy industry. The FDA considers
PDT a modality that requires a combination PMA approval, where the PDT drug company, laser manufacturer and fiber manufacturer work together to obtain regulatory approval for the complete medical procedure.

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

     Diomed envisions that by developing and marketing procedures to doctors that involve selling key components - namely lasers and their related disposables designed for a single use, including fibers and kits - it will have the potential to create recurring sales. Diomed's plan is that each future procedure will be accompanied with a disposable component.

     In fiscal 2002, Diomed expects to focus on the development and growth of EVLT(TM) sales in the U.S. while simultaneously pursuing channels for future sales worldwide, to support the development and approval of new applications for PDT products, and to continue the development of new minimally invasive medical procedures that offer long-term opportunities to the Company.

RESULTS OF OPERATIONS THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2001

REVENUES
     Revenues for the three months ended June 30, 2002 were $1.1 million, a $0.5 million, or 28%, decrease from $1.6 million for the three months ended June 30, 2001.

     This decrease was principally due to a $0.7 million decrease in laser sales. The decrease in laser sales was primarily attributable to three factors:
(1) a $0.5 million, or 78%, decrease in sales of PDT lasers, (2) a $0.1 million, or 88%, decrease in OEM sales, and (3) a $0.3 million, or 82%, decrease in other surgical laser sales. These factors were offset by a $0.25 million, or 165%, increase in laser sales in our new EVLT(TM) product line.

     The decrease in sales of our PDT lasers was principally due to the additional time needed by Axcan Pharma to sell the $1.0 million in lasers it purchased in the first quarter of 2001 under our exclusive supply agreement. Axcan Pharma purchased these lasers in support of its market launch for Photofrin, the PDT drug used to treat late stage lung and esophageal cancers.

     The decrease in OEM sales is principally due to $165,000 in lasers purchased by Dentek in the three months ended June 30, 2001 that were not repeated in the three months ended June 30, 2002.

     The increase in EVLT(TM) sales is primarily due to sales in the U.S. after obtaining FDA clearance for EVLT(TM) in January 2002.

COST OF REVENUES
     Cost of revenues for the three months ended June 30, 2002 was $1.0 million, a $0.4 million, or 28%, decrease from $1.4 million for the three months ended June 30, 2001. This decrease was principally due to the decreased sales volume in the second quarter of 2002 as compared to the same time period in 2001, and a headcount reduction in manufacturing resulting from the restructuring in December 2001 of our subsidiary operations in the UK, offset by regulatory costs incurred in the US in the second quarter 2002 that were not incurred in the same period in 2001.

GROSS PROFIT (LOSS)
     Gross profit for the three months ended June 30, 2002 was $130,000, a $65,000, or 33%, decrease from $195,000 in gross profit for the three months ended June 30, 2001. This decrease was principally due to the decreased sales volume in the second quarter of 2002 as compared to the same time period in 2001, and as a result the Company absorbed fixed costs for production quality, regulatory and service that otherwise would have been covered.

RESEARCH AND DEVELOPMENT EXPENSES
     Research and development expenses for the three months ended June 30, 2002 were $212,000, a $209,000, or 50%, decrease from $421,000 for the three months ended June 30, 2001. The decrease was principally due to a headcount reduction resulting from the restructuring in December 2001 of our subsidiary operations in the UK, offset by costs incurred in the second quarter of 2001 to wind-down the aesthetic laser business, which was acquired from Laserlite LLC, that was subsequently abandoned in the first half of 2001.

SELLING AND MARKETING EXPENSES
     Selling and marketing expenses for the three months ended June 30, 2002 were $734,000, a $171,000, or 30%, increase from $563,000 for the three months ended June 30, 2001. The increase was principally due to staff and recruiting costs for sales and marketing resources in the US, including the hiring of a direct sales force, and costs associated with participation in industry trade shows and other marketing initiatives that were incurred in the US in the second quarter of 2002 post FDA clearance for EVLT(TM) that were not incurred in the same period in 2001. These costs were offset by a headcount reduction resulting from the restructuring in December 2001 of our subsidiary operations in the UK.

GENERAL AND ADMINISTRATIVE EXPENSES
     General and administrative expenses for the three months ended June 30, 2002 were $947,000, a $211,000, or 29%, increase from $736,000 for the three months ended June 30, 2001. The increase was principally due to staffing costs in the US in the second quarter of 2002 that were not incurred in the same period in 2001, and incremental legal, investor relations, financial advisory, accounting and other professional fees associated with becoming a public company in the first quarter of 2002, offset by a headcount reduction resulting from a restructuring in December 2001 of our subsidiary in the UK and attrition.

INTEREST EXPENSE, NET
     Interest expense for the three months ended June 30, 2002 was $24,000, a $22,000, or 49%, decrease from $46,000 in the three months ended June 30, 2001.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2001

REVENUES
     Revenues for the six months ended June 30, 2002 were $2.1 million, $3.0 million, or 58%, decrease from $5.1 million for the six months ended June 30, 2001.

     This decrease was principally due to an approximate $3.3 million decrease in laser sales offset by increases of approximately $100,000 in disposable sales, and $200,000 in service income. Sales of disposable items include approximately $135,000 in disposable kits for the Company's new EVLT(TM) product line. The decrease in laser sales was primarily attributable to four factors:
(1) a $1.7 million, or, 88%, decrease in sales of PDT lasers, (2) a $1.0 million, or, 89%, decrease in OEM sales, (3) the Company's withdrawal from the aesthetic laser market (which had represented $420,000 in revenues in the first half of 2001), and (4) a

$400,000, or 71%, decrease in sales of other surgical lasers. These factors were offset by a $300,000, or 87% increase in laser sales of the Company's new EVLT(TM) product line.

     The decrease in sales of our PDT lasers was principally due to the additional time needed by Axcan Pharma to sell the $1.7 million in lasers it purchased in the first half of 2001 under our exclusive supply agreement. Axcan Pharma purchased these lasers in support of its market launch for Photofrin, the PDT drug used to treat late stage lung and esophageal cancers.

     The decrease in OEM sales is principally due to the additional time needed by Olympus Japan to sell the $0.8 million in surgical lasers it purchased in the first quarter of 2001 to support its market launch.

     We abandoned our Laserlite business when we withdrew from the aesthetic laser market. Diomed had acquired Laserlite, LLC, the distributor of its cosmetic laser systems, in May 1998. Diomed subsequently migrated to its existing laser platform, and this led to a decision to discontinue the sale of the Laserlite product line.

COST OF REVENUES
     Cost of revenues for the six months ended June 30, 2002 was $2.2 million, a $1.5 million, or 40%, decrease from $3.7 million for the six months ended June 30, 2001. This decrease was principally due to the decreased sales volume in the first half of 2002 as compared to the same time period in 2001, and a headcount reduction in manufacturing resulting from the restructuring in December 2001 of our subsidiary operations in the UK, offset by regulatory costs incurred in the US in the first half of 2002 that were not incurred in the same period in 2001.

GROSS PROFIT (LOSS)
     Gross (loss) for the six months ended June 30, 2002 was ($68,000), a $1.51 million, or 105%, decrease from $1.44 million in gross profit for the six months ended June 30, 2001. This decrease was principally due to the decreased sales volume in the first half of 2002 as compared to the same time period in 2001, and as a result the Company absorbed fixed costs for production quality, regulatory and service that otherwise would have been covered.

RESEARCH AND DEVELOPMENT EXPENSES
     Research and development expenses for the six months ended June 30, 2002 were $383,000, a $382,000, or 50%, decrease from $765,000 for the six months ended June 30, 2001. The decrease was principally due to a headcount reduction resulting from the restructuring in December 2001 of our subsidiary operations in the UK, offset by costs incurred in the first half of 2001 to wind-down the aesthetic laser business, which was acquired from Laserlite LLC, that was subsequently abandoned in the first half of 2001.

SELLING AND MARKETING EXPENSES
     Selling and marketing expenses for the six months ended June 30, 2002 were $1.1 million, a $100,000, or 8%, decrease from $1.2 million for the six months ended June 30, 2001. The decrease was principally due to a headcount reduction resulting from the restructuring in December 2001 of our subsidiary operations in the UK, offset by staff and recruiting costs for sales and marketing resources in the US, including the hiring of a direct sales force, and costs associated with participation in industry trade shows and other marketing initiatives that were incurred in the US in the second quarter of 2002 post FDA clearance for EVLT(TM) that were not incurred in the same period in 2001.

GENERAL AND ADMINISTRATIVE EXPENSES
     General and administrative expenses for the six months ended June 30, 2002 were $1.7 million, a $0.4 million, or 31%, increase from $1.3 million for the six months ended June 30, 2001. The increase was principally due to staffing costs in the US in the first half of 2002 that were not incurred during the same period in 2001, and incremental legal, investor relations, financial advisory, accounting and other professional fees associated with becoming a public company in the first quarter of 2002, offset by a headcount reduction resulting from a restructuring in December 2001 of our subsidiary in the UK.

INTEREST EXPENSE, NET
     Interest expense for the six months ended June 30, 2002 was $288,000, a $2.5 million, or 90%, decrease from $2.8 million in the six months ended June 30, 2001.

     Interest expense in the six months ended June 30, 2002 includes non-cash charges totaling approximately $225,000. In 2001, the Company issued Promissory Notes, in the aggregate principal amount of $700,000, to two stockholders of the Company in exchange for bridge loans and granted these two stockholders fully exercisable warrants to purchase an aggregate of 80,000 shares of common stock. We recorded the value of such warrants, calculated using the Black-Scholes option pricing model, as a debt discount that would be amortized to interest expense over the life of the notes. In addition, we recorded the beneficial conversion feature attributable to the warrants as interest expense upon the closing of the Merger, which triggered the right to convert the notes.

     Interest expense in the six months ended June 30, 2001 reflects a noncash charge totaling $2.7 million. In March 2001, holders of our 9% convertible subordinated notes, with a conversion price of $3.50 per share, agreed to convert $2.5 million in principal amount of those notes into common stock. The conversion rate was subject to adjustment in the event of certain circumstances, including certain issues of common stock at a price below $3.50 per share. Pursuant to our March 5, 2001 Stock Purchase and Recapitalization Agreement, which provided certain shareholders with additional shares of common stock at a purchase price of $1.00 per share, we adjusted the conversion price of the notes from $3.50 per share to $1.00 per share. At the same time, the holders of the notes converted $2.475 million of the notes into 2,475,000 shares of common stock. We repaid the remaining $225,000 of notes in cash. In accordance with Emerging Issues Task Force (EITF) 00-27, Application of EITF Issue No.98-5 to certain Convertible Instruments, we recorded a non-cash interest expense charge of $2.7 million due to the adjustment of the conversion price.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception through June 30, 2002, we have incurred a cumulative loss of approximately $35.0 million and may continue to incur operating losses for the next few years, dependent upon the commercial success of EVLT(TM) post-FDA clearance. We have financed our operations primarily through private placements of common stock and preferred stock, and private placements of convertible notes and short-term notes and credit arrangements.

     We anticipate that we will have sufficient cash or access to additional funding sources to fund operations through December 2002, in reliance on the proceeds of the private placement financing related to the Merger and depending on the Company's ability to achieve its business plan pertaining to the commercial success of EVLT(TM) post-FDA clearance. If we are unable to achieve our business plans, we may need to continue to rely on external sources of financing to meet our cash needs for future acquisitions and internal expansion, and if necessary, defer certain discretionary expenditures in order to continue operations. Additional financing, through subsequent public offerings, or private equity or debt financings, may not, however, be available on acceptable terms or at all. The inability to obtain additional financing would cause us to reduce or cease operations because we would not be able to fund the development of our applications so that they may be commercialized and, thus, become profitable.

     We had cash of approximately $2.8 million as of June 30, 2002. Cash as of December 31, 2001 was approximately $323,000.

     Cash used in operations for the six months ended June 30, 2002 was approximately $4.6 million. This is principally attributable to the paydown of trade payables of approximately $1.5 million and repayment of a customer advance of approximately $300,000 subsequent to completing the private placement offering in connection with the Merger, and an increase in prepaid expenses of approximately $500,000 for annual fees. In addition, the low sales volume in the first half of 2002 has put a drain on our financial resources, and the Company had to cover fixed costs such as rent, salaries, benefits and taxes.

     Cash used in investing activities for the six months ended June 30, 2002 was approximately $75,000. The net cash used in investing activities was principally related to the purchase of office equipment, furnishings and fixtures and leasehold improvements.

     Cash provided by financing activities for the six months ended June 30, 2002 was approximately $7.1 million. Cash provided by financing activities is attributable to approximately $8.1 million in net proceeds from the sale of Diomed Holdings common stock sold in the private placement offering in connection with the Merger. Subsequent to closing the Merger, the Company repaid the Promissory Notes issued to two stockholders in October and December 2001 in exchange for bridge loans ($700,000) and paid down the Barclays bank line of credit ($650,000).

CAPITAL TRANSACTIONS IN 2002
     On January 1, 2002, in accordance with the terms of the bridge financing provided to us in October 2001, we issued warrants to purchase an additional 10,000 (in the aggregate) shares of common stock to the two stockholders who provided that financing. The bridge financing agreement with these stockholders required us to issue an additional 10,000 warrants to in that bridge financing for each month after December 31, 2001 in which we did not consummate a reverse merger with a public company. Because the Merger satisfied that requirement, no additional warrants are issuable in respect of that financing.

     In February 2002, in connection with the Merger, we conducted a private placement offering of common stock. In the private placement, investors subscribed to purchase from Diomed an aggregate of 5 million shares of its common stock at a price per share of $2.00 per share, which resulted in gross proceeds of $10.0 million and net proceeds of approximately $8.1 million. In the Merger, the shares of Diomed common stock issued in the private placement were exchanged for an equal number of shares of the Company's common stock. After completing the Merger, the Company paid back the $700,000 in convertible promissory notes issued to two of our stockholders who provided bridge financing in October and December 2001, including cumulative interest.

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

BANK LINE OF CREDIT
     During 2001 and 2002, our UK subsidiary has access to a line of credit with Barclays Bank, which is limited to the lesser of (pound)1,200,000 (approximately $1,745,000 at December 31, 2001 and approximately $1,829,400 at June 30, 2002)
or 80% of eligible accounts receivable. This line bears interest at 3% above Barclays Bank's base rate (4% at December 31, 2001 and 4% at June 30, 2002), and borrowings are due upon collection of receivables from customers. As of December 31, 2001, borrowings of approximately (pound)601,000 (approximately $874,000) were outstanding, whereas as of June 30, 2002 borrowings of approximately (pound)143,258 (approximately $218,396) were outstanding under this line. The lower balance under the line of credit for the three and six month periods ended June 30, 2002 are largely due to a decrease in accounts receivable and a change in our customer order policy for financed orders, which we instituted in the third quarter of 2001. Under this new policy, customer orders are generally be supported by a letter of credit, advance payment or payment upon installation, which reduces our reliance on our line of credit.

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

     Our  critical accounting policies are as follows:

          .    revenue recognition;

          .    allowance for doubtful accounts;

          .    warranty obligation;

          .    excess and obsolete inventory; and

          .    valuation of long-lived and intangible assets.

     Revenue Recognition. We derive our revenue from primarily two sources: (i) product revenue which includes lasers, instrumentation, and disposable items, and (ii) service revenue. The Company recognizes revenue on products and services when the persuasive evidence of an arrangement is in place, the price is fixed or determinable, collectibility is reasonably assured, and title and risk of ownership has been transferred. Transfer of title and risk of ownership generally occurs when the product is shipped to the customer or when the customer receives the product, depending on the nature of the arrangement. The Company currently provides for the estimated cost to repair or replace products under warranty at the time of sale. Service revenue is recognized as the services are performed.

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

     In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. This statement applies to goodwill and intangible assets acquired after June 30, 2001, as well as goodwill and intangible assets previously acquired. Under this statement, goodwill as well as certain other intangible assets determined to have an infinite life will no longer be amortized; instead, these assets will be reviewed for impairment on a periodic basis. This statement was effective for the first quarter in the fiscal year ended December 31, 2002. The adoption of this new accounting standard is not expected to have a material impact on our financial statements.

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

PART II:  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the second quarter of 2002, the Company issued options to purchase up to 37,500 shares of its Class A Stock, and upon conversion of those shares 150,000 shares of its common stock, at a purchase price of $5.35 per underlying share to The Investor Relations Group, Inc., the Company's new investor and public relations firm, and issued options to purchase up to 330 shares of its Class A Stock, and upon conversion of those shares 330 shares of its common stock, at a purchase price of $2.25 per underlying share to two consultants, as follows:

                                                     OPTIONS GRANTED
       OPTIONEE                           (EXPRESSED IN SHARES OF COMMON STOCK)
       --------                           -------------------------------------

       The Investor Relations Group (IR/PR firm)            150,000
       Robert Min (consultant)                                  275
       Steven Zimmet (consultant)                                55

     In April 2002, we entered into an agreement with The Investor Relations Group, Inc., referred to as "IRG," for investor relations and public relations services. In connection therewith, we granted to IRG

Options to purchase up to 150,000 shares of Class A Stock at an exercise price of $5.35 per share. These Options were not granted under the 2001 Plan, but are subject to the terms and conditions of the 2001 Plan as if granted thereunder. IRG's Options shall vest and become exercisable ratably at the end of each month beginning May 2002, over 24 months (1/24 per month) from April 2002, when IRG began providing services to us, so long as our agreement with IRG remains in effect, and these Options shall expire on the earlier of 48 months from the date of the IRG agreement or 24 months after the termination of the IRG agreement. Any unvested Options shall terminate upon the termination of the IRG agreement. The Company calculated the fair value of these stock options, based on the Black-Scholes option pricing model, and will record stock-based compensation over the two-year vesting period. In the second quarter of 2002, the Company recorded stock-based compensation expense in the amount of approximately $29,000.

     Diomed issued options to the above-listed optionees in reliance upon the exemption from registration set forth under Section 4(2) of the Securities Act of 1933, as amended. Each optionee agreed that neither the options nor the underlying securities would be resold without registration under the Securities Act or exemption therefrom. Each optionee also represented his or her intention to acquire the securities for investment only, and not with a view to the distribution thereof. Prior to making any offer or sale, Diomed had reasonable grounds to believe and believed that the purchaser was capable of evaluating the merits and risks of the investment and was able to bear the economic risk of the investment represented by the options granted.

     In May 2002, simultaneously with the consummation of the Migratory Merger (discussed under Item 4 of this Report), the Company (i) issued shares of Common Stock to the holders of common stock of Diomed Holdings Nevada to replace the shares of Diomed Holdings Nevada common stock that were cancelled in the Migratory Merger, and (ii) issued shares of Convertible Preferred Stock to the holders Old Class A Stock to replace the shares of Old Class A Stock that were cancelled in the Migratory Merger, and (iii) issued options and warrants to replace the stock options and warrants issued by the Company's predecessor which were cancelled in the Migratory Merger.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     In April 2002, the board of directors of the Company determined that it was in the best interests of the Company and its stockholders for the Company to change its state of incorporation from Nevada to Delaware. At a stockholders meeting on May 13, 2002 to consider the proposed reincorporation, the stockholders granted their approval, and the reincorporation was effected by the merger of the Company into a newly-formed Delaware corporation (referred to as the "Migratory Merger"), which occurred on that same date. As a result of the Migratory Merger, each share of common stock of Diomed Holdings Nevada outstanding as of the date of the consummation of the Migratory Merger was converted into one share of Common Stock, and each share of Old Class A Stock was converted into four shares of Class A Convertible Preferred Stock of the Company (referred to as the "Convertible Preferred Stock"). The rights and privileges of the Common Stock and the Convertible Preferred Stock are virtually identical to the common stock of Diomed Holdings Nevada and the Old Class A Stock, other than the one for four exchange of shares of Old Class A Stock for shares of Convertible Preferred Stock, and a reduction in the number of votes from four votes per share for Old Class A Stock to one vote per share for Convertible Preferred Stock. The surviving Delaware corporation also assumed the obligations of the former Nevada corporation with respect to outstanding Options and Warrants.

     The Migratory Merger did not result in any change in the restrictions on transfer attaching to the 5,000,000 shares of the common stock sold in the Company's February 2002 private placement.

ITEM 5.  OTHER

        ARTHUR ANDERSEN

     In June 2002, our independent accountant, Arthur Andersen, was found guilty of certain federal obstruction of justice charges arising from the government's investigation of Enron Corp. This conviction could adversely affect us in that the ruling against Arthur Andersen is likely to impair its ability to satisfy any claims arising from the provision of auditing services to us and also may impede our access to the capital markets for future offerings.

     While the SEC currently permits companies to include audited financial statements prepared by Arthur Andersen without including Arthur Andersen's consent if the company is unable to obtain such consent despite making reasonable efforts, there can be no assurances that the SEC will continue this policy. In that case, we would be unable to access the public capital markets unless another independent accounting firm is able to audit the financial statements originally audited by Arthur Andersen. Any delay or inability to access the public capital markets caused by these circumstances could increase our financing costs or cause us to miss attractive market opportunities.

     On August 5, 2002, our Board of Directors resolved to change the Corporation's independent accountants. Accordingly, on that date we dismissed Arthur Andersen LLP and appointed BDO Seidman LLP to serve as our independent public accountants for the fiscal year ending December 31, 2002. Having completed its standard client acceptance procedures with respect to its engagement by us, BDO Seidman, LLP accepted its appointment as of August 5, 2002.

     The Company filed a Current Report on Form 8-K on August 6, 2002 in connection with its change in auditors from Arthur Andersen, LLP to BDO Seidman, LLP.

     QLT, INC.
     On August 5, 2002, we settled a potential dispute with QLT, Inc. and converted indebtedness of $835,664 plus accrued interest of $72,691 into Convertible Preferred Stock. The potential dispute arose from our conversion in January 2002 of convertible debt we had issued to QLT in 2000. We issued this convertible debt to QLT when we acquired certain assets, primarily manufacturing rights and inventory related to our OPTIGUIDE(R) optical fibers product. The total purchase price was $1.2 million. We paid QLT $25,000 in cash and issued to QLT $1,175,000 of convertible debt in the form of two promissory notes. The principal amounts of the promissory notes were $339,336 and $835,664, they were payable within two years from issuance and Diomed had the option of paying them in cash or in stock. In January, 2002, Diomed issued 135,735 shares of its common stock in payment of the first of these notes (in the principal amount of $339,336), based on a conversion price of $2.50 per share.

     In February 2002, QLT informed Diomed that it disagreed with the per share conversion price Diomed had used in calculating the number of shares issued to QLT. From the time it received notice of QLT's disagreement, the Company engaged in discussions with QLT to resolve the dispute amicably. On August 5, 2002, the Company and QLT entered into an agreement pursuant to which the Company issued to QLT, and QLT accepted from the Company, a total of 696,059 shares of Convertible Preferred Stock to both resolve the dispute as to the previously converted promissory note and to fully satisfy the Company's obligations under a then-outstanding promissory note.

     As a result of the conversion of the QLT convertible debt, in the third quarter of 2002, the Company's balance sheet will reflect a reduction in debt and an increase in capital in the amount of approximately $836,000.

     CHAIRMAN OF THE BOARD
     Mr. James Arkoosh, the Company's Chairman of the Board, has informed the Company of his intention to retire at the end of this year, and has tendered his resignation as our chairman and a director, effective December 31, 2002.

     EVLT(TM) PATENT
     On June 4, 2002, the United States Patent and Trademark Office issued Patent No. 6,398,777 captioned "Endovascular laser device and the treatment of varicose veins." This method patent essentially covers the EVLT(TM) procedure that Diomed has developed. In 2001, the Company had obtained a license to use and sub-license the process that the patent covers from Robert J. Min, one of the named co-inventors.

     PDT AND BARRETT'S ESOPHAGUS
     In a letter dated July 15, 2002, the Food and Drug Administration notified Diomed that its premarket approval application (PMA) supplement covering its 630nm diode laser and OPTIGUIDE(R) were sufficiently complete to permit a substantive review and therefore accepted for filing. Diomed's 630nm diode laser and OPTIGUIDE(R) fiber optic diffuser are (in conjunction with Axcan Pharma Inc's Photfrin drug) under review for the treatment of Barrett's Esophagus. The letter reflects only the current progress of the FDA's review of the Company's application. The FDA's decision to file the PMA does not imply that the agency had performed an in-depth evaluation of the safety and effectiveness of the laser and fiber optic diffuser or that the agency had made any decision regarding the approvability of the PMA.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

Exhibit No. 99.1   Statement Under Oath of Principal Financial Officer Regarding
                   Facts and Circumstances Relating to Exchange Act Filings

Exhibit No. 99.2   Statement Under Oath of Principal Executive Officer Regarding
                   Facts and Circumstances Relating to Exchange Act Filings

(b)  REPORTS ON FORM 8-K

     The Company filed a Current Report on Form 8-K on May 14, 2002 in connection with a reincorporation as a Delaware corporation. In April 2002, the board of directors of the Company determined that it was in the best interests of the Company and its stockholders for the Company to change its state of incorporation from Nevada to Delaware. On May 13, 2002, we completed the reincorporation by way of a migratory merger under Nevada and Delaware law of the Company with and into a wholly-owned subsidiary of the Company incorporated in Delaware that we created for purposes of achieving the reincorporation. In the migratory merger we converted each share of Common Stock of the Nevada corporation into one share of the Delaware corporation, and we converted each share of Class A Convertible Preferred Stock into four shares of Diomed Holdings' Convertible Preferred Stock, and reduced the number of votes to which each holder of each of these shares of Class A Convertible Preferred Stock was entitled to exercise from four to one. As a result, shares of our Common Stock and our Convertible Preferred Stock now each have one vote. The surviving Delaware corporation also assumed the obligations of the former Nevada corporation with respect to outstanding Options and Warrants.

     The migratory merger did not result in any change in the restrictions on transfer attaching to the 5,000,000 shares of the common stock sold in the February 2002 private placement.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                              DIOMED HOLDINGS, INC.
                              (Registrant)


                              By:    /s/ Peter Klein
                                 -----------------------------------------------
                              Name:      Peter Klein
                              Title:     President and Chief Executive Officer,
                                         Director

                                Date:  August 14, 2002


                              By:    /s/ Lisa Bruneau
                                 -----------------------------------------------
                              Name:      Lisa Bruneau
                              Title:     Principal Financial Officer, Vice
                                         President, Finance, Secretary and
                                         Treasurer