Form 10KSB/A
period 2001-12-31
DIOMED HOLDINGS INC
filed 2002-10-22
CIK 1074874

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the fiscal year ended December 31, 2001

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the transition period from ____________ to ____________.

Commission file number  000-032103

                              Diomed Holdings, Inc.
                 (Name of small business issuer in its charter)

Delaware                                                     84-1480636
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

       Securities registered pursuant to Section 12(b)of the Exchange Act:
                                      None
       Securities registered pursuant to Section 12(g)of the Exchange Act:

                     Common Stock, Par Value $.001 Per Share

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [_] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Revenues for the fiscal year ended December 31, 2001 were $5,482.

The aggregate market value of the voting Common Stock, par value $.001 per share, held by nonaffiliates of the Registrant as of February 13, 2002 was approximately $7,409,800 (based on a total of 7,409,800 shares of Common Stock held by nonaffiliates and the closing price of $1.00 per share on the OTCBB on January 18, 2002, the last day of a recorded trade in our common stock on the OTCBB prior to February 13, 2002).

As of February 13, 2002, the Registrant had outstanding 9,200,000 shares of Common Stock, par value $.001.

                               NATEXCO CORPORATION

                          Annual Report on Form 10-KSB
                      For the Year Ended December 31, 2001

                                Table of Contents

  Item                                                                                       Page
 Number                             Caption                                                 Number
         Part I
    1    Description of Business                                                              1
    2    Description of Property                                                              3
    3    Legal Proceedings                                                                    3
    4    Submission of Matters to a Vote of Security Holders                                  3

         Part II
    5    Market for Common Equity and Related Stockholder Matters                             3
    6    Management's Discussion and Analysis                                                 6
    7    Financial Statements                                                                 8
    8    Changes in and Disagreements with Accountants on Accounting and Financial            8
         Disclosure

         Part III
    9    Directors, Executive Officers, Promoters and Central Persons; Compliance            10
         with Section 16(a) of the Exchange Act of the Company
   10    Executive Compensation                                                              11
   11    Security Ownership of Certain Beneficial Owners and Management                      13
   12    Certain Relationships and Related Transactions                                      14
   13    Exhibits and Reports on Form 8-K                                                    15
         Signatures                                                                          17
         Index to Financial Statements                                                       F-1



See also the Current Report on Form 8-K for Diomed Holdings, Inc. filed February 14, 2002 and its Current Report on Form 8-K filed on October 11, 2002 for information pertaining to the merger transaction whereby Diomed, Inc., a Delaware corporation, became a wholly owned subsidiary of Diomed Holdings, Inc.

                                     Part I

Item 1.  Description of Business.

         In this Annual Report, the terms "Company," "Natexco" and "Diomed Holdings" all refer to the Registrant. We use the terms "we," "our," and "us" when we do not need to distinguish among these entities or their predecessors or successors, or when any distinction is clear from the context.

         The Registrant is a corporation originally formed under the laws of the State of Nevada on March 3, 1998 under the name Natexco Corporation ("Natexco"). Natexco's initial business plan was to provide promotional advertising and public relations services in the United States to Canadian companies lacking the personnel and facilities to conduct these activities outside Canada. This business plan did not succeed. On July 30, 2000, Natexco acquired all of the issued and outstanding shares of common stock of Security Software Systems, Inc. ("Security Software"), a Florida corporation incorporated on October 17, 1996. As a result of the acquisition of Security Software, Natexco was in the business of developing, manufacturing, marketing and selling security computer software designed for access control for use by guarded communities, office buildings, high rise condominiums, private estates, country clubs and other secure facilities. During the fiscal year ended December 31, 2001, the Registrant's business activity was the operation of Security Software. The Registrant generated only $5,482 in revenues during fiscal 2001. In December 2001, the Registrant finalized plans to sell all its shares of security software to an affiliate for nominal consideration.

         Because of Natexco's minimal revenue and because Natexco's management viewed the prospects of its business as limited, during fiscal 2001, Natexco's management sought to engage in a merger transaction with a suitable company to improve its business prospects.

Subsequent Events

         On February 11, 2002, Natexco changed its name to Diomed Holdings, Inc. ("Diomed Holdings"). On February 14, 2002, Diomed Holdings acquired Diomed, Inc. ("Diomed") pursuant to the terms of an Agreement and Plan of Merger (the "Merger Agreement"), a copy of which is filed as Exhibit 2.1 to this Report. As a result of the merger (the "Merger") of Diomed with a wholly-owned subsidiary of the Company on February 14, 2002, Diomed became a wholly-owned subsidiary of Diomed Holdings, and the business of Diomed Holdings since that time is principally the business of Diomed.

         Pursuant to the Merger Agreement, on February 14, 2002, Diomed Holdings issued:

         . 2,328,922.50 shares of its Class A convertible preferred stock, known as "Class A Stock," to the former holders of Diomed common stock in exchange for 9,315,690 shares of common stock of Diomed issued and outstanding as of the effective time of the Merger, which 2,328,922.50 shares were convertible into 9,315,690 shares of the Company's common stock, and

         . 1,362,500 of its Class A Stock to the former holders of 2,725,000 shares of Diomed Series A Preferred Stock issued and outstanding as of the effective time of the Merger, which 1,362,500 shares were convertible into 5,450,000 shares of the Company's common stock.

         Immediately prior to the Merger, we consummated a private placement transaction, wherein we issued 5,000,000 shares of common stock, at a purchase price of $2.00 per share, and received aggregate gross proceeds of $10,000,000. As a result of the Merger, these shares were exchanged for an equal number of shares of common stock of Diomed Holdings. The proceeds of the private placement were used to pay $700,000 of bridge loans that Diomed had obtained to fund its operations prior to the Merger, to pay merger-related fees and expenses and to provide funds for ongoing corporate needs.

         In connection with the Merger, the Company assumed the obligations of Diomed with respect to Diomed's outstanding stock options and warrants. Through December 31, 2001, Diomed had issued options representing 1,854,384 shares of common stock, although of these, as of December 21, 2001, 24,144 were cancelled because they were held by former employees who failed to exercise their options within the required post-employment exercise period, and an additional 56,500 were cancelled because they were held by former employees who departed from Diomed's employ prior to vesting. Accordingly, as of December 31, 2001, options representing 1,773,740 were outstanding. Between January 1, 2002 and the effective time of the Merger, Diomed issued an additional 15,600 options (15,000 to an employee and a total of 630 to two consultants). Accordingly, immediately prior to the Merger, options representing 1,789,370 shares of common stock were outstanding.

         The shares issued to the former Diomed stockholders in the Merger represented approximately 51% of the Company's issued and outstanding voting securities, before giving effect to options and warrants. Assuming that the holders of the options and warrants fully exercise their rights, the shares issued to the former Diomed stockholders in the Merger would represent approximately 47.8% of the Company's issued and outstanding voting securities following the Merger, the shares issued to the option holders would represent approximately 5.8% of the Company's issued and outstanding voting securities following the Merger and the shares issued to the warrant holders would represent approximately 0.4% of the Company's issued and outstanding voting securities following the Merger.

         Before the Merger, the directors of Diomed Holdings appointed Peter Norris as a director of the Company to fill a vacancy on the Board of Directors, and to serve in such capacity until the next annual meeting of shareholders of the Company or until his earlier resignation or removal. The directors also appointed Peter Klein, the chief executive officer and president of Diomed, as chief executive officer and president of the Company. After the Merger, except for Mr. Norris, the pre-Merger directors of the Company resigned, Mr. Norris appointed the remaining Diomed directors as directors of the Company, and additionally, in consultation with the remaining Diomed directors, appointed Kim Campbell as a director of the Company.

         In connection with the private placement transaction whereby Diomed sold 5,000,000 shares of its common stock immediately prior to the Merger, the Company agreed to file a registration statement with the SEC within 120 days after the Merger and to use its best efforts to have the registration statement declared effective within 240 days after the Merger. The registration statement is to cover (i) 5,000,000 shares of the Company's common stock issued in the private placement related to the Merger, (ii) 14,765,690 shares of common stock into which the shares of Class A Stock issued in the Merger to the former Diomed stockholders convert over a period of approximately two years after the Merger and (iii) 121,924 shares of common stock issuable upon conversion of the shares of Class A Stock that are issuable upon the exercise of Diomed warrants that the Company assumed as part of the Merger. Failure by the Company to meet the requirement of effectiveness within 240 days after the Merger will result in a penalty payable to certain stockholders who are not able, as a consequence of such failure, to sell their sales. The Company also agreed to file, 45 days after the effectiveness of the first registration statement, a second registration statement that will cover the 1,789,370 shares of its common stock issuable upon conversion of all shares of Class A Stock that are issuable upon the exercise of Diomed options that the Company assumed as part of the Merger.

         If the Company's registration statement does not become effective, shares of common stock into which the preferred stock issued in the Merger and shares of common stock issued in the private placement will generally become tradable in the public markets one year after issuance under the SEC's Rule
144. Shares issued on the exercise of options or warrants generally become tradable one year after exercise, subject to the volume limitations, manner of sale and notice of sale limitations of Rule 144.

         We believe that each stockholder of Diomed that was a US resident at the time of the Merger was an accredited investor, as the term is defined in the SEC's Regulation D, and that the offering by means of the

         Merger was exempt from registration under Section 4(2) of the Securities Act. The shares that we issued to those persons are subject to restrictions on transfer. Each other stockholder of Diomed was not a US resident at the time of the Merger and, as to those stockholders, the Merger was structured to comply with Regulation S under the Securities Act. The shares issued to non-US residents also are subject to restrictions on transfer. Accordingly, the issue of shares to non-US residents did not require registration under the Securities Act.

Item 2.  Description of Property.

         As of December 31, 2001, the Company maintained its offices rent-free, pursuant to an oral agreement, at the residence of Gerald Mulhall located at 3255 Norfolk Road, Victoria, British Columbia, Canada V8R 6H5. Mr. Mulhall served as president of Natexco until February 14, 2002. The office space provided by Natexco's President had a nominal value to the Company. Security Software maintained its offices rent-free at the residence of its President located at 5 Pinion Road, Bailey, Colorado 80421. Natexco's telephone and facsimile number was (250) 598-2373. The telephone and facsimile numbers for Security Software were (303) 816-4744/(888) 480-7774 (toll-free) and (303)
816-2671, respectively. The foregoing premises and contact arrangements were terminated as of the date of the Merger.

         As of February 13, 2002, the Company had only 4 employees including its executive officers. All such employees resigned as of the date of the Merger.

Item 3.  Legal Proceedings

         As of December 31, 2001, we were not aware of any legal proceedings to which either Natexco or Security Software were a party or to which either company was subject that were pending, threatened or contemplated or any unsatisfied judgments against Natexco or Security Software.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of Natexco's shareholders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2001.

         On or about February 4, 2002, Natexco solicited from its stockholders a consent to change its name from "Natexco Corporation" to "Diomed Holdings, Inc." The holders of 5,623,900 shares of our common stock, representing 61% of the outstanding shares, provided their consent and on February 11, 2002, the Company's name was changed to Diomed Holdings, Inc.

                                     Part II

Item 5.  Market for Common Equity and Related Stockholder Matters

         (a)      Market Information, Holders and Dividends.

         Since Natexco's inception on March 3, 1998 and prior to August 2001, there was no established public trading market for our common stock. On August 22, 2001, Natexco's stock was approved for quotation on the OTC Electronic Bulletin Board. The high and low bid for our common stock on January 18, 2002 was $1.00 and $0.80, respectively, as reported by the Over-the-Counter Bulletin Board. We do not believe there were any sales of our common stock on the Over-the-Counter Bulletin Board between January 19, 2002 and February 13, 2002. High and low bid information on our common stock prior to January 18, 2002 is not obtainable by us on a reasonable basis.

         As of February 13, 2001, Natexco had approximately 65 shareholders of record of its 9,200,000 outstanding shares of common stock.

         Natexco has never paid or declared any dividends on its common stock.

         All 50,000 shares of our preferred stock outstanding prior to the Merger were retired on February 5, 2002.

         (b)      Recent Sales of Unregistered Securities.

         On March 18, 2000, Natexco issued and sold 20,000 shares of preferred stock to Desert Bloom Investments, Inc., a Colorado corporation, in consideration for $20,000 in cash. In addition, on that date Natexco issued and sold 20,000 shares of preferred stock to Aboyne Management, Ltd., in consideration for the cash sum of $20,000. Aboyne is a British Columbia, Canada, corporation of which Gerald A. Mulhall, the President and a director of Natexco, was at the time the President and principal shareholder. On December 5, 1998, Natexco issued and sold 10,000 shares of preferred stock to Eastbury Consultants, Ltd., an Isle of Man, British Islands corporation, in consideration for cash in the amount of $100. In connection with the sale of the above-described shares of preferred stock, Natexco relied upon the exemption from registration afforded by Section 4(2) of the Securities Act. To make the exemption available, Natexco relied upon the representation by Desert Bloom Investments, Inc., Aboyne Management, Ltd., and Eastbury Consultants, Ltd., that each was an accredited investor. These investors had access to the prospectus dated February 25, 1999, used in connection with Natexco's common stock offering conducted under Rule 504 of Regulation D under Section 3(b) of the Securities Act, and/or the information provided in the prospectus. Further, Natexco did not use public solicitation or general advertising in connection with the offering. In connection with the sale of the shares of preferred stock to Desert Bloom Investments, Inc., Natexco also relied upon the exemption from registration provided under Section 11-51-308(1)(p) of the Colorado Uniform Securities Act.

         On March 31, 1999, Natexco issued and sold an aggregate of 2,400,000 shares of common stock to a total of thirty-four persons, all of whom were residents of either Canada, the Isle of Man, British Islands, or London, England, United Kingdom, for cash consideration totaling $2,400. These became 9,600,000 shares on December 28, 2001 as a result of a four-for-one stock split. The sales were made by Natexco in reliance upon the exemption from registration under Rule 504 of Regulation D under Section 3(b) of the Securities Act. No underwriter was employed in connection with the offering and sale of the shares. The facts relied upon by Natexco to make the Federal exemption available include, among others, the following:

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

         (iii) No general solicitation or advertising was conducted by Natexco in connection with the offering of any of the shares; and

         (iv) The fact that Natexco has not been since its inception and at the time of such sale was not:

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

Description of Securities

         As of December 31, 2001 Natexco's authorized capital stock consisted of 80,000,000 shares of common stock, par value $.001 per share, and 5,000,000 shares of preferred stock, par value $.001 per share. As of December 31, 2001, there were 9,600,000 shares of common stock issued and outstanding and 50,000 shares of preferred stock issued and outstanding. On January 23, 2002, we cancelled 400,000 shares of common stock, which we retired and returned to the status of authorized and unissued shares. On February 5, 2002, we cancelled 50,000 shares of preferred stock, which we retired and returned to the status of authorized and unissued shares. As of February 13, 2002, there were 9,200,000 shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding.

         The following descriptions of our common stock and preferred stock does not purport to be complete and is subject to and qualified by our Articles of Incorporation and By-laws as in effect on December 31, 2001, which are included as Exhibits to this report, and by the provisions of applicable Nevada law.

Common Stock

         Subject to preferences that may be applicable to any rights of holders of outstanding stock having prior rights as to dividends, the holders of outstanding shares of the Company's common stock were entitled to receive dividends out of assets legally available therefor at such times and in such amounts as the board of directors from time to time may have determined. Holders of Natexco's common stock were entitled to one (1) vote for each share held on all matters submitted to a vote of the stockholders. No cumulative voting with respect to the election of directors was permitted by Natexco's Articles of Incorporation. The common stock was not entitled to preemptive rights and was not subject to conversion or redemption. Upon Natexco's liquidation, dissolution or winding-up, the assets legally available for distribution to stockholders would have been distributable ratably among the holders of the common stock after payment of liquidation preferences, if any, on any outstanding stock having prior rights on such distributions and payment of other claims of creditors. Each share of common stock outstanding as of December 31, 2001 was validly issued, fully paid and nonassessable. As of February 13, 2002, there were 9,200,000 shares of common stock issued and outstanding.

Preferred Stock

         The Company's board of directors could, from time to time, fix the rights and privileges of each series of preferred stock. The directors have assigned the following preferences to the issued and outstanding shares of preferred stock: (i) non-voting, (ii) holders of the stock as a group have a right to receive, pro rata, a mandatory dividend of ten (10) percent of the Company's adjusted gross profit as reflected on its annual corporate income tax return, and (iii) upon dissolution or winding up of the Company, ten (10) percent of the assets of the Company shall be distributed on a pro rata basis to the holders of preferred stock prior to division and distribution of assets to the holders of the Company's common stock. As of February 13, 2002, there were no shares of preferred stock outstanding.

Transfer Agent and Registrar

         The transfer agent and registrar for our common stock is Corporate Stock Transfer, Inc., 3200 Cherry Creek Drive South, Suite #430, Denver, Colorado 80209. We act as our own transfer agent and registrar for other securities.

         Item 6.  Management's Discussion and Analysis

         Natexco's initial business plan was to provide promotional advertising and public relations services in the United States to Canadian companies lacking the personnel and facilities to conduct these activities outside Canada. This business plan did not succeed. On July 30, 2000, Natexco acquired all of the issued and outstanding shares of common stock of Security Software Systems, Inc. ("Security Software"), a Florida corporation incorporated on October 17, 1996. As a result of the acquisition of Security Software, Natexco was in the business of developing, manufacturing, marketing and selling security computer software designed for access control for use by guarded communities, office buildings, high rise condominiums, private estates, country clubs and other secure facilities. Our business activity until the Merger was the operation of Security Software. Natexco generated only $5,482 in revenues during fiscal 2001. In December 2001, we finalized plans to sell all of our shares of Security
Software to an affiliate, John Tetstill, for nominal consideration consisting of $10.00 in cash and the right to sell certain Security Software technology through June 2002.

Results of Operations - Year Ended December 30, 2001, Versus Year Ended December 30, 2000.

         We have realized minimal revenues of $6,767 since our inception on March 3, 1998. Revenues for the year ended December 31, 2001 were $5,482 as compared to $1,285 for the year ended December 31, 2000. We incurred a net loss of $(58,494) for the year ended December 31, 2001, as compared to a net loss of $(41,707) for the year ended December 31, 2000, primarily, because of the $12,600 increase in operating expenses and $6,934 in an asset impairment loss. Operating expenses increased primarily as a result of the recognition of a loss on discontinued operations from the sale of Security Software to an affiliate.

         On April 1, 2001, we borrowed $10,000 from an affiliate; which indebtedness is evidenced by a promissory note, due December 31, 2001, bearing interest at the rate of 10% per annum. On July 26, 2001, we borrowed $5,000 from the same affiliate; which indebtedness is evidenced by a promissory note, due July 25, 2002, bearing interest at the rate of 12% per annum.

         Accrued interest expense related to the $35,000 in total promissory notes totaled $4,572 at December 31, 2001.

Results of Operations - Year Ended December 30, 2000, Versus Year Ended December 30, 1999.

         We have realized minimal revenue of $1,285 since our inception on March 3, 1998, attributable to the sale by Security Software of two software packages in October and November 2000. We incurred a loss of $(41,707) for the year ended December 31, 2000, as compared to a net loss of $(2,635) for the year ended December 31, 1999, primarily, because of the approximate 1,524% increase in operating expenses from $2,635 for the year ended December 31, 1999, to $40,150 for the year ended December 31, 2000. On March 21, 2000, we borrowed $20,000 from an affiliate. This indebtedness was evidenced by a promissory note, due September 30, 2001, bearing interest at the rate of 10% per annum. Accrued interest expense related to the note totaled $1,557 at December 31, 2000.

         The significant decline in Security Software's sales in 2000, as compared to sales of twelve and seven software packages in 1999 and 1998, respectively, is attributable to the move of Mr. John H. and Ms. Terese M. Tetstill's residence from Florida to Bailey, Colorado. The company's virtual lack of funding available for advertising or any other purpose during this period caused Mr. and Ms. Tetstill to focus their attention on the consideration of the disposition, rather than the operation, of Security Software and potential new business opportunities in Colorado. During 2000, Mr. and Ms. Tetstill and Messrs. Gerald A. and Anthony Mulhall, Security Software's and Natexco's executive officers and directors, respectively, explored potential markets for Security Software's products in Colorado and Canada, respectively, in order to increase sales.

Financial Condition, Liquidity and Capital Resources.

         As of December 31, 2001, Natexco had zero cash and zero other net assets due to the recognition of a loss on discontinued operations from the sale of Security Software to an affiliate. Total current liabilities were $49,444 and the working capital deficit was $49,444 as of December 31, 2001, because of the $35,000 principal amount of the promissory notes payable to an affiliate, $1,225 in advances made by an affiliate, interest payable of $4,572 and accounts payable of $8,647. As of December 31, 2001, Natexco's total shareholders' equity was $(49,444), including a deficit accumulated during the development stage of $(104,844).

         As a result of Natexco's inability to implement its initial business plan, Natexco lacked access to capital except from affiliated parties. If Natexco were able to obtain access to outside capital, it is expected to have been necessarily costly because of high rates of interest and fees. Prior to the Merger in February 2002, Natexco was funded through the sale of preferred and common stock for gross proceeds in the amount of $40,100 and $2,400, respectively, and $35,000 in loans from an affiliate. Natexco experienced working capital shortages from time-to-time and management expected that these working capital shortages would continue until such time as Natexco was successful in raising additional capital and/or achieving profitable operations.

         Natexco's independent auditor has presented our financial statements on the basis that Natexco was not a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. Natexco's future success was dependent upon its ability to develop effective and competitive security computer software and new products that meet customers' changing requirements. Were Natexco's efforts to raise additional capital through equity and/or debt financing to have failed, management was expected to provide the necessary working capital so as to permit Natexco to continue as a going concern.

         Net cash used in operating activities was $(27,316) for the year ended December 31, 2001, because of the net loss from continuing operations of $(37,045) incurred during the year, offset by the value of office space contributed by our President ($3,600) and the increase in accounts payable ($8,321). For the year ended December 31, 2001, net cash flows from investing activities was zero. For the year ended December 31, 2001, net cash provided by financing activities was $19,240 because of the $18,015 in loans from an affiliate and accrued interest thereon, and a cash advance by the same affiliate ($1,225). Cash decreased from $8,076 at the beginning of the year to zero by the end of the year due to minimal sales activity.

         Net cash used in operating activities was $(30,738) for the year ended December 31, 2000, because of the net loss of $(41,707) incurred during the year, offset by depreciation and amortization ($5,744), the value of office space contributed by our President ($4,900) and the increase in accounts payable ($325). For the year ended December 31, 2000, net cash flows from investing activities was $(25,000) as a result of the acquisition of Security Software. For the year ended December 31, 2000, net cash flows from financing activities were $61,337, principally from the sale of preferred stock ($40,000) and from a loan from an affiliate ($20,000). Cash increased by $5,599, from $2,477 at the beginning of the year to $8,076 at the end of the year, despite the net loss and the $25,000 sum paid for Security Software, primarily, because of stock sales totaling $40,000 and the $20,000 loan.

Inflation

         We believe that inflation did not have a material impact on Natexco's business.

Seasonality

         We do not believe that Natexco's business was seasonal.

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

         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 further refines the requirements of SFAS No. 121 that companies (i) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows and (ii) measure an impairment loss as the difference between the carrying amount and the fair value of the asset. In addition, SFAS No. 144 provides guidance on accounting and disclosure issues surrounding long-lived assets to be disposed of by sale. At December 31, 2002, it was determined that the value of equipment and goodwill was not realizable and the Company recognized an impairment loss of $6,934.

Item 7.  Financial Statements.

         Natexco's consolidated financial statements and related financial statement schedule are included herein and filed as a part of this Report. See Index on page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Prior to the Merger, Spicer, Jeffries & Co. acted as independent public accountants to Natexco. Spicer, Jeffries & Co. was dismissed on March 29, 2002 by action of Diomed Holdings' board of directors. However, Diomed Holdings' board of directors' re-engaged Spicer, Jeffries & Co. in October 2002 solely to prepare the Natexco audited financial statements for fiscal year 2001 for inclusion in this Form 10-KSB. The reports of Spicer, Jeffries & Co. on Natexco's financial statements for 2000 and 2001 did not contain any adverse opinion or disclaimer of opinion, but were prepared on the assumption that Natexco would continue as a going concern. To the best of our knowledge, there were no disagreements between prior management and Spicer, Jeffries & Co. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures.

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Executive Officers and Directors.

         Set forth below are the names, ages, positions with Natexco or Security Software, a 100%-owned subsidiary of Natexco, and business experience of the executive officers and directors of Natexco and Security Software as of December 31, 2001.

                Name         Age  Positions with Natexco or Security Software
                ----         ---  -------------------------------------------

         Gerald A. Mulhall (1)(3) 70 President and Director of Natexco Anthony Mulhall (1)(3) 42 Secretary, Treasurer and Director of Natexco John H. Tetstill
(2)(3) 60 President and Director of Security Software Terese M. Tetstill (2)(3) 55 Secretary, Treasurer and Director of Security Software
--------------------------
         (1) The above-named persons may be deemed to be "founders," "organizers" and "parents" of Natexco, as those terms are interpreted under the Securities Act.

         (2) The above-named persons may be deemed to be "founders," "organizers" and "parents" of Security Software, as those terms are interpreted under the Securities Act.

         (3)  Resigned as of the date of the Merger.

General.

         Directors hold office until the next annual meeting of Natexco's shareholders and until their respective successors are elected and qualified. Officers serve at the pleasure of the board of directors. Set forth below under "Business Experience" is a description of the business experience of Messrs. Gerald A. and Anthony Mulhall and Mr. and Ms. Tetstill. Except as otherwise indicated below, all organizations with which any of the aforementioned individuals is or has been previously employed, affiliated or otherwise associated, are not affiliated with us.

Family Relationships.

         Messrs. Gerald A. and Anthony Mulhall are father and son, respectively. Mr. John H. and Ms. Terese M. Tetstill are husband and wife, respectively.

Business Experience.

         Gerald A. Mulhall served as the President and a director of Natexco since November 23, 1998 until February 14, 2002. Since May 1999, he has been the President and a principal shareholder of Aboyne Management, Ltd., a privately held British Columbia, Canada corporation. Mr. Mulhall has been self-employed as a management consultant with offices in Victoria, British Columbia, Canada, for at least the past five years. Mr. Mulhall has served as a Director of the Management Advisory Institute of the University of Alberta and as a lecturer to the Department of Extension, University of Alberta, Canada, and the Grant McEwan Community College, Edmonton, Alberta, Canada. He received a Business Administration degree from Sir George William University, Montreal, Quebec, Canada, in 1962 and a P. Mgr. degree from the Canadian Institute of Management, Ottawa, Canada, in 1975.

         Anthony Mulhall served as the Secretary, Treasurer and a director of the Company from December, 1998 until February 14, 2002. For at least the past five years he has been a professional marine diver working on a contract basis for various seafood product companies in the province of British Columbia, Canada.

         John H. Tetstill served as the President and a director of Security Software from October 24, 1996 until February 14, 2002. He has been employed by Governor's Ranch Homeowners Association, Littleton, Colorado, as a property manager since August 1999. From March 1993 through May 1999 Mr. Tetstill was employed as a regional/general manager by Vista Properties Management, Vero Beach, Florida. He received a B.A. degree in English literature from Hastings College of Further Education, Hastings, England, United Kingdom, in 1959.

         Terese M. Tetstill served as the Treasurer and a director of Security Software from October 24, 1996 until February 14, 2002. Since April 2000, Ms. Tetstill has been employed by Conference and Management Specialists, Denver, Colorado as a bookkeeper. From August 1993 through May 1999, she was employed as a bookkeeper/financial secretary by Lost Tree Chapel, North Palm Beach, Florida.

Compliance with Section 16(a) of the Securities Exchange Act of 1934.

         Section 16(a) of the Securities and Exchange Act of 1934 requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities, to file with the Securities and Exchange on Form 3, reports of changes in ownership on Form 4 and annual reports concerning their ownership on Form 5. 10% shareholders are required by the Securities and Exchange Commission regulations furnish us copies of all 16(a) reports they file. To our knowledge Messrs. Gerald A. and Anthony Mulhall, Natexco's executive officers and directors, have complied with the Section 16(a) filing requirements applicable to them during our fiscal year ended December 31, 2001. As of December 31, 2001, we had no greater than 10% beneficial owner of our common stock.

Item 10. Executive Compensation.

         The following table sets forth information concerning the compensation of Natexco's and Security Software's executive officers for the fiscal years ended December 31, 2001, and 2000, including annual compensation, including the dollar value of base salary (cash and non-cash) earned during the 2001 and 2000 fiscal years, and the sum of the number of securities underlying stock options granted, with or without tandem SAR's, and the number of freestanding SAR's.

                           SUMMARY COMPENSATION TABLE

                                                                                       Long Term
                                     Annual Compensation                          Compensation Awards
                                     -------------------                          -------------------

            (a)             (b)      (c)         (d)            (e)               (f)             (g)
         Name and          Year   Salary($)   Bonus($)     Other Annual       Restricted       Securities
    Principal Position                                   Compensation ($)   Stock Award(s)     Underlying
                                                                                  ($)        Options SAR's
                                                                                                  (#)
Gerald A. Mulhall,        2001      $-0-        $-0-           $-0-              $-0-             $-0-
President                 2000      $-0-        $-0-           $-0-              $-0-             $-0-

Anthony Mulhall,          2001      $-0-        $-0-           $-0-              $-0-             $-0-
Secretary/Treasurer       2000      $-0-        $-0-           $-0-              $-0-             $-0-

John H. Tetstill,         2001      $-0-        $-0-           $-0-              $-0-             $-0-
President of Security     2000      $-0-        $-0-           $-0-              $-0-             $-0-
Software

Terese M. Tetstill,       2001      $-0-        $-0-           $-0-              $-0-             $-0-
Secretary/Treasurer of    2000      $-0-        $-0-           $-0-              $-0-             $-0-
Security Software

         No cash compensation was awarded to, earned by or paid to Messrs. Gerald A. Mulhall or Anthony Mulhall, the President and Secretary/Treasurer, respectively, of Natexco for all services rendered in all capacities to Natexco since November 23, 1998, and December 1, 1998, respectively, and/or Security Software, a 100%-owned subsidiary of Natexco, since July 30, 2000. Messrs. Gerald A. and Anthony Mulhall became executive officers and directors of Natexco on November 23, 1998, and Natexco acquired all of the outstanding common stock of Security Software, as a result of which transaction Security Software became a wholly-owned subsidiary of Natexco, on July 30, 2000.

         No cash compensation was awarded to, earned by or paid to Mr. John H. Tetstill or Ms. Terese M. Tetstill, the President and Secretary, respectively, of Security Software, for all services rendered in all capacities to Natexco since July 30, 2000, and/or Security Software since Security Software's inception on October 17, 1996. Neither Messrs. Gerald A. Mulhall, Anthony Mulhall nor Mr. or Ms. Tetstill holds any option to purchase any of Natexco's securities. Except for Ms. Tetstill, who devoted time to Security Software, the executive officers and directors of Natexco and Security Software devoted such time to the affairs of Natexco and/or Security Software that each deemed necessary.


         Natexco did not provide its officers or employees with pension, stock appreciation rights, long-term incentive or other plans.

         Under Nevada law and pursuant to Natexco's Articles of Incorporation, the officers and directors of Natexco may be indemnified for various expenses and damages resulting from their acting in these capacities and as directors of Security Software or any other subsidiary. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our officers or directors pursuant to those provisions, we have been informed by our counsel that, in the opinion of the U.S. Securities and Exchange Commission, this indemnification is against public policy as expressed in the Securities Act of 1933 and is therefore unenforceable.

Compensation of Directors.

         Directors of Natexco and Security Software received no compensation pursuant to any standard arrangement for their services as directors.

Employment Agreements.

         Natexco had no employment agreements with Messrs. Gerald A. and Anthony Mulhall, Natexco's President and Secretary/Treasurer, respectively, and directors, or Mr. John H. Tetstill and Ms. Terese M. Tetstill, the President and Secretary/Treasurer, respectively, and directors of Security Software.

Indemnification.

         As of December 31, 2001, Natexco's Articles of Incorporation included provisions to indemnify its officers and directors and other persons against expenses, judgments, fines and amounts paid in settlement in connection with threatened, pending or completed suits or proceedings against those persons by reason of serving or having served as officers, directors or in other capacities, except in relation to matters with respect to which they shall be determined not to have acted in good faith and in Natexco's best interests. With respect to matters as to which Natexco's officers, directors and others are determined to be liable for misconduct or negligence, including gross negligence, in the performance of their duties to Natexco, Natexco's Articles of Incorporation provided for indemnification only to the extent that the court in which the action or suit is brought determines that the person is fairly and reasonably entitled to indemnification for those expenses that the court deems proper. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to officers, directors or persons controlling us pursuant to the foregoing, we have been informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy as expressed in the Securities Act, and is therefore unenforceable.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth certain information regarding the ownership of Natexco's common stock as of February 13, 2002 by each shareholder known by us, based on the information described below, to have been the beneficial owner of more than five per cent of Natexco's outstanding shares of common stock, each director of Natexco and Security Software and all executive officers and directors of Natexco and Security Software as a group. Under the General Rules and Regulations of the Securities and Exchange Commission, a person is deemed to be the beneficial owner of a security if the person has or shares the power to vote or direct the voting, or dispose or direct the disposition, of the security. To our knowledge each of the shareholders named in the table has sole voting and investment power with respect to the shares of common stock beneficially owned. This information is derived solely from a list of record holders of our common stock and that date provided by Corporate Stock Transfer, Inc., the transfer agent for our common stock. We are not aware of any filings on Form 13-D of the Securities and Exchange Commission filed on or before February 13, 2002, which provides contrary information.

            Beneficial Owner                 Shares Beneficially Owned (1)     Percentage of Class (1)
            ----------------                 -----------------------------     -----------------------
Canacord Capital Corporation                            471,000                         5.12%
Box 10337 Pacific Center
3100-609 Granville Street
Vancouver, British Columbia
Canada V7Y 1H2

Michael Pemberton                                       879,200                         9.56%
Golden Anchorage House
Sunset Crest
St. James, Barbados

Gerald A. Mulhall (3)                                   440,000                         4.78%
3255 Norfolk Road
Victoria, British Columbia,
Canada V8R 6H5

Anthony Mulhall (3)                                       -0-                           0.00%
3255 Norfolk Road
Victoria, British Columbia,
Canada V8R 6H5

John H. Tetstill (4)                                      -0-                           0.00%
5 Pinion Road
Bailey, Colorado 80421

Terese M. Tetstill (4)                                    -0-                           0.00%
5 Pinion Road
Bailey, Colorado 80421

All executive officers and directors of                 440,000                         4.78%
Natexco and Security Software as a group
(four persons)

-------------------------------
         (1) Represents the number of shares of common stock owned of record and beneficially by each named person or group, expressed as a percentage of 9,200,000 shares of Natexco's common stock outstanding as of February 13, 2002. Donaldson Lufkin & Jenrette Securities Corporation, P. O. Box 2050, Jersey City, NY 07303, owned of record 2,029,106 shares representing 22.06% of the shares of common stock outstanding.

         (2) Voted by Mr. Roger J. Bennett.

         (3) Executive officer and member of the Board of Directors of Natexco.

         (4) Executive officer and member of the Board of Directors of Security Software.

Item 12.  Certain Relationships and Related Transactions.

         On March 31, 1999, Natexco issued and sold an aggregate of 2,400,000 shares of common stock to a total of thirty-four persons, including Messrs. Gerald A. and Anthony Mulhall, the President and Secretary/Treasurer, respectively, and directors of Natexco, in Natexco's offering of common stock conducted pursuant to Rule 504 of Regulation D under Section 3(b) of the Securities Act of 1933. These became 9,600,000 shares on December 28, 2001 as a result of a four-for-one stock split. Messrs. Gerald A. and Anthony Mulhall purchased 110,000 and 100,000 shares of common stock, respectively, for cash consideration of $110 and $100, respectively.

         On March 18, 2000, Natexco issued and sold 20,000 shares of preferred stock (a total of 20,000 shares) to Aboyne Management, Ltd., a British Columbia, Canada corporation ("Aboyne"), in consideration for the cash sum of $20,000. Mr. Gerald A. Mulhall, the President and a director of Natexco, was at the time the President and principal shareholder of Aboyne. On March 21, 2000, Aboyne loaned the sum of $20,000 to Natexco; which loan was evidenced by that certain unsecured promissory note dated March 21, 2000, in the principal amount of $20,000, bearing interest at the rate of 10% per annum, due September 30, 2001.

         On April 1, 2001, Aboyne loaned the sum of $10,000 to Natexco; which loan was evidenced by that certain unsecured promissory note dated April 1, 2001, in the principal amount of $10,000, bearing interest at the rate of 10% per annum, due December 31, 2001.

         On July 26, 2001, Aboyne loaned the sum of $5,000 to Natexco; which loan was evidenced by that certain unsecured promissory note dated July 26, 2001, in the principal amount of $5,000, bearing interest at the rate of 12% per annum, due July 25, 2002.

         On December 17, 2001, Natexco finalized its agreement with John H. Tetstill, whereby the Company agreed to sell all of its shares of Security Software to Mr. Tetstill in consideration for $10.00 in cash plus a license for Natexco to be able to sell Security Software technology to third parties through June 30, 2002.

         At December 31, 2001, accrued interest expense related to the above promissory notes totaled $4,572.

         On January 28, 2002, Natexco repaid the principal amount of all of the above promissory notes ($35,000) and paid the cumulative interest expense through January 28, 2002 ($4,752). Funds for the satisfaction of the promissory notes were provided by proceeds received by Natexco in connection with the completion of the reverse merger with Diomed, Inc. on February 14, 2002.

         Mr. Gerald A. Mulhall, President and a director of Natexco, provided office space, located at 3255 Norfolk Road, Victoria, British Columbia, Canada, to Natexco rent-free. The office space was valued at $700 (unaudited) and $200 per month for the periods from July 30 through December 31, 2000, and March 3, 1998 (inception) through July 29, 2000, respectively. The office space was valued at $300 per month in fiscal year 2001. The value of the office space is included in Natexco's Financial Statements as rent expense with a corresponding credit to additional paid-in capital.

         Because of their management positions, organizational efforts and/or percentage share ownership of Natexco, Messrs. Gerald A. and Anthony Mulhall may be deemed to be "parents", "founders" and "organizers" of Natexco, as those terms are referenced in the Securities Act and the applicable General Rules and Regulations thereunder. Mr. John H. and Ms. Terese M. Tetstill may be deemed to be "parents", "founders" and "organizers" of Security Software because of their management positions with, and organizational efforts on behalf of, Security Software. Because of the above-described relationships, transactions between and among Natexco, Security Software, Messrs. Gerald A. Mulhall and Anthony Mulhall, Aboyne and Mr. and Ms. Tetstill, such as the sale of Natexco's common and preferred stock to Messrs. Gerald A. Mulhall and Anthony Mulhall and Aboyne as described hereinabove, should not be considered to have occurred at arm's-length.

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

10.3     Consulting Agreement between the Company and Verus Support
         Services Inc. *
10.4     Agreement between James Arkoosh and Diomed*
10.5     Employment Agreement with Peter Klein, dated July 24, 1999*
10.6     Lock-up Agreement Applicable to Private Placement Investors*
10.7     Cambridge Facility Lease**
10.8     Axcan - Diomed PDT Laser Development and Supply Agreement**
10.9     HRI Sub-License Agreement between QLT and Diomed*****
10.10    EVLT(TM)Marketing and Promotion Agreement with Dr. Robert Min***
10.11    EVLT(TM)Marketing and Promotion Agreement with Dr. Steven E. Zimmet***
10.12 RPO Advisory Agreement between Diomed, Inc. and Verus Support Services Inc.****
23.1     Consent of Spicer, Jeffries & Co.*****
99.1     Report of Atlas Capital Services dated February 4, 2002*
99.2     Statement Under Oath of Principal Financial Officer Regarding
         Facts and Circumstances Relating to Exchange Act Filings*****
99.3     Statement Under Oath of Principal Executive Officer Regarding
         Facts and Circumstances Relating to Exchange Act Filings*****

--------------
*     Filed with the Company's Current Report on SEC Form 8-K dated February 14,
      2002.

**    Filed with the Company's Annual Report on SEC Form 10-KSB dated March 29,
      2002.

*** Filed herewith. Portions of this exhibit have been omitted pursuant to an amended request for confidential treatment filed with the Commission on or about October 11, 2002.

****  Filed with the Company's Current Report on Form 8-K dated October 22,
      2002.

***** Filed herewith.

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

                                           Diomed Holdings, Inc.
                                           (Registrant)


                                           By:    /s/ Peter Klein
                                              ----------------------------------
                                           Name:  Peter Klein
                                           Title: President and Chief Executive
                                                  Officer, Director


                                           By:    /s/ Lisa M. Bruneau
                                              ----------------------------------
                                           Name:  Lisa M. Bruneau
                                           Title: Principal Financial Officer,
                                                  Vice President, Finance,
                                                  Secretary and Treasurer

                                           Date:  October 22, 2002

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on October 22, 2002.

                                                 /s/ James Arkoosh
                                              ----------------------------------
                                              Name:  James Arkoosh
                                              Title: Chairman of the Board of
                                                     Directors, Director

                                                 /s/ Peter Norris
                                              ----------------------------------
                                              Name:  Peter Norris
                                              Title: Director

                                                 /s/ Geoffrey Jenkins
                                              ----------------------------------
                                              Name:  Geoffrey Jenkins
                                              Title: Director

                                                 /s/ Peter Klein
                                              ----------------------------------
                                              Name:  Peter Klein
                                              Title: Director

                                                 /s/ Samuel Belzberg
                                              ----------------------------------
                                              Name:  Samuel Belzberg
                                              Title: Director

                                                 /s/ A. Kim Campbell
                                              ----------------------------------
                                              Name:  A. Kim Campbell
                                              Title: Director

                               NATEXCO CORPORATION
                                 AND SUBSIDIARY
                      (A Company in the Development Stage)

                                TABLE OF CONTENTS
                                -----------------

                                                                   Page
                                                                   ----
Independent Auditors' Report                                        F-2

Balance Sheets                                                      F-3

Statements of Operations                                            F-4

Statements of Changes in Shareholders' Equity (Deficit)             F-5

Statements of Cash Flows                                            F-6

Notes to Financial Statements                                       F-7

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Diomed Holdings, Inc.
(formerly Natexco Corporation)

We have audited the accompanying balance sheets of Diomed Holdings, Inc. (formerly Natexco Corporation) and Subsidiary (A Company in the Development Stage) as of December 31, 2001 and 2000, and the related statements of operations, changes in shareholders' equity (deficit) and cash flows for the years then ended and the 2001 and 2000 amounts included in the cumulative amounts for the period from inception (March 3, 1998) through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Diomed Holdings, Inc. (formerly Natexco Corporation) and Subsidiary as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended and the 2001 and 2000 amounts included in the cumulative amounts for the period from inception (March 3, 1998) through December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

As more fully discussed in Note 7, during the year ended December 31, 2001, the Company finalized plans to sell its subsidiary. Historically, the assets and operations of the subsidiary have represented a substantial portion of the Company's total assets and operations.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has suffered recurring losses from operations and has accumulated a deficit that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are discussed in Notes 4 and 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                         /s/ SPICER, JEFFRIES & CO.

Denver, Colorado
October 8, 2002

                              DIOMED HOLDINGS, INC.
                         (formerly Natexco Corporation)
                                 AND SUBSIDIARY
                      (A Company in the Development Stage)

                                 BALANCE SHEETS
                                 --------------

                                                                                               December 31,
                                                                                            2001         2000
                                                                                            ----         ----

                                     ASSETS
                                     ------

CURRENT ASSETS:
  Cash                                                                                    $    --      $   5,885

NET ASSETS HELD FOR SALE (Note 7)                                                                10       21,447
                                                                                          ---------    ---------

        TOTAL ASSETS                                                                      $      10    $  27,332
                                                                                          =========    =========



                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES:
  Note payable to shareholder (Note 3)                                                    $  35,000    $  20,000
  Due to related party                                                                        1,225         --
  Accounts payable                                                                            8,647          325
  Interest payable (Note 3)                                                                   4,572        1,557
                                                                                          ---------    ---------

          Total current liabilities                                                          49,444       21,882
                                                                                          ---------    ---------

CONTINGENCIES (Note 4)

SHAREHOLDERS' (DEFICIT) EQUITY (Note 2):
  Preferred stock, $.001 par value, 5,000,000 shares authorized;
     50,000 shares issued and outstanding                                                        50           50
  Common stock, $.001 par value, 80,000,000 shares authorized;
     9,600,000 shares issued and outstanding                                                  9,600        9,600
  Additional paid-in capital                                                                 45,750       42,150
  Deficit accumulated during the development stage                                         (104,834)     (46,350)
                                                                                          ---------    ---------

               Total shareholders' (deficit) equity                                         (49,434)       5,450
                                                                                          ---------    ---------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           $      10    $  27,332
                                                                                          =========    =========

The accompanying notes are an integral part of these statements.

                              DIOMED HOLDINGS, INC.
                         (formerly Natexco Corporation)
                                 AND SUBSIDIARY
                      (A Company in the Development Stage)

                            STATEMENTS OF OPERATIONS
                            ------------------------

                                                                                                                  Period From
                                                                                                                   Inception
                                                                                                                 (March 8,1998)
                                                                   Year Ended               Year Ended              Through
                                                                December 31, 2001       December 31, 2000      December 31, 2001
                                                                -----------------       -----------------      -----------------


REVENUE                                                          $         --            $         --            $         --
                                                                 ------------            ------------            ------------

OPERATING EXPENSES:
  Accounting and legal fees                                            23,479                  23,279                  46,758
  Rent (Note 3)                                                         3,600                   4,900                  12,900
  Stock transfer fees                                                   2,335                   1,165                   3,500
  General and administrative                                            4,616                   1,253                   6,112
                                                                 ------------            ------------            ------------
               Total operating expenses                                34,030                  30,597                  69,270

OTHER:
  Interest expense                                                     (3,015)                 (1,557)                 (4,572)
                                                                 ------------            ------------            ------------

        Net loss from continuing operations                           (37,045)                (32,154)                (73,842)
                                                                 ------------            ------------            ------------

DISCONTINUED OPERATIONS (Note 7):
  Loss from operations of
    discontinued subsidiary                                           (14,515)                 (9,553)                (24,068)
  Estimated loss on sale
    of discontinued subsidiary                                         (6,924)                     --                  (6,924)
                                                                 ------------            ------------            ------------
       Total loss from discontinued operations                        (21,439)                 (9,553)                (30,992)
                                                                 ------------            ------------            ------------

NET LOSS                                                         $    (58,484)           $    (41,707)           $   (104,834)
                                                                 ============            ============            ============


BASIC AND DILUTED LOSS
  PER COMMON SHARE:
Continuing operations                                            $         (*)           $         (*)
Discontinued operations                                                    (*)                     (*)
                                                                 ------------            ------------
     Net loss                                                    $         (*)           $         (*)
                                                                 ============            ============

Basic and diluted weighted-average number of
  common shares outstanding                                         9,600,000               9,600,000
                                                                 ============            ============

     *  Less than $0.01 per share


The accompanying notes are an integral part of these statements.

                              DIOMED HOLDINGS, INC.
                         (formerly Natexco Corporation)
                                 AND SUBSIDIARY
                      (A Company in the Development Stage)

             STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
             -------------------------------------------------------

                                                           Preferred Stock            Common Stock            Additional
                                                          $ 0.001 Par Value           No Par Value             Paid-in
                                                          Shares      Amount       Shares       Amount         Capital
                                                       ----------   ----------   ----------   ----------    ----------

BALANCES, Inception, March 3, 1998                             --   $       --           --   $       --    $       --

  Sale of preferred shares, December 1998                  10,000           10           --           --            90

  Office space contributed by President (Note 3)               --           --           --           --         2,000

  Net loss                                                     --           --           --           --            --
                                                       ----------   ----------   ----------   ----------    ----------
BALANCES, December 31, 1998                                10,000           10           --           --         2,090

  Common shares sold in private offering, March 1999           --           --    9,600,000        9,600        (7,200)

  Office space contributed by President (Note 3)               --           --           --           --         2,400

  Net loss                                                     --           --           --           --            --
                                                                    ----------   ----------   ----------    ----------

BALANCES, December 31, 1999                                10,000           10    9,600,000        9,600        (2,710)

  Sale of preferred shares, May 2000                       40,000           40           --           --        39,960

  Office space contributed by President (Note 3)               --           --           --           --         4,900

  Net loss                                                     --           --           --           --            --
                                                       ----------   ----------   ----------   ----------    ----------

BALANCES, December 31, 2000                                50,000           50    9,600,000        9,600        42,150

  Office space contributed by President (Note 3)               --           --           --           --         3,600

  Net loss                                                     --           --           --           --            --
                                                       ----------   ----------   ----------   ----------    ----------

BALANCES, December 31, 2001                                50,000   $       50    9,600,000   $    9,600    $   45,750
                                                       ==========   ==========   ==========   ==========    ==========

                                                                        Total
                                                                     Shareholders'
                                                          Deficit   Equity (Deficit)
                                                       ----------    ----------

BALANCES, Inception, March 3, 1998                     $        --   $       --

  Sale of preferred shares, December 1998                       --          100

  Office space contributed by President (Note 3)                --        2,000

  Net loss                                                 (2,008)       (2,008)
                                                       ----------    ----------
BALANCES, December 31, 1998                                (2,008)           92

  Common shares sold in private offering, March 1999           --         2,400

  Office space contributed by President (Note 3)               --         2,400

  Net loss                                                 (2,635)       (2,635)
                                                       ----------    ----------

BALANCES, December 31, 1999                                (4,643)        2,257

  Sale of preferred shares, May 2000                           --        40,000

  Office space contributed by President (Note 3)               --         4,900

  Net loss                                                (41,707)      (41,707)
                                                       ----------    ----------

BALANCES, December 31, 2000                               (46,350)        5,450

  Office space contributed by President (Note 3)               --         3,600

  Net loss                                                (58,484)      (58,484)
                                                       ----------    ----------

BALANCES, December 31, 2001                            $ (104,834)   $  (49,434)
                                                       ==========    ==========




The accompanying notes are an integral part of these statements.

                              DIOMED HOLDINGS, INC.
                         (formerly Natexco Corporation)
                                 AND SUBSIDIARY
                      (A Company in the Development Stage)

                            STATEMENTS OF CASH FLOWS
                            ------------------------
                           INCREASE (DECREASE) IN CASH

                                                                                                                      Period From
                                                                                                                       Inception
                                                                                                                    (March 8, 1998)
                                                                       Year Ended              Year Ended               Through
CASH FLOWS FROM OPERATING ACTIVITIES:                               December 31, 2001      December 31, 2000       December 31, 2001
                                                                    -----------------      -----------------       -----------------
  Net loss from continuing operations                                   $(37,045)               $(32,154)               $(73,842)
  Adjustments to reconcile net loss to net
        cash used in operating activities:
     Office space contributed by President                                 3,600                   4,900                  12,900
     Increase in accounts payable                                          8,321                     325                   8,646
                                                                        --------                --------                --------

          Net cash used in continuing operations                         (25,124)                (26,929)                (52,296)
          Net cash used in discontinued operations                        (2,192)                 (3,809)                 (6,001)
                                                                        --------                --------                --------
          Net cash used in operating activities                          (27,316)                (30,738)                (58,297)
                                                                        --------                --------                --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of subsidiary                                                      --                 (25,000)                (25,000)
                                                                        --------                --------                --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of preferred stock                                                 --                  40,000                  40,100
  Issuance of common stock                                                    --                      --                   2,400
  Proceeds from note payable                                              15,000                  20,000                  35,000
  Increase in accrued interest on note payable                             3,015                   1,557                   4,572
  Increase (decrease) in due to related party                              1,225                    (220)                  1,225
                                                                        --------                --------                --------

         Net cash provided by financing activities                        19,240                  61,337                  83,297
                                                                        --------                --------                --------

NET INCREASE (DECREASE) IN CASH                                           (8,076)                  5,599                      --

CASH, BEGINNING OF PERIOD                                                  8,076                   2,477                      --
                                                                        --------                --------                --------

CASH, END OF PERIOD                                                     $     --                $  8,076                $     --
                                                                        --------                --------                --------


SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:

  In July 2000, the Company purchased all of the outstanding capital stock of Security Software
  Systems, Inc. for cash of $25,000.

  Fair value       $         2,917
  Cash paid                (25,000)
                   ----------------
       Goodwill    $        22,083
                   ===============





The accompanying notes are an integral part of these statements.

                              DIOMED HOLDINGS, INC.
                         (formerly Natexco Corporation)
                                 AND SUBSIDIARY
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

NOTE 1- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization, Business and Basis of Presentation

Natexco Corporation ("Natexco") was incorporated in the state of Nevada on March 3, 1998, and is in the development stage. In February 2002, the Company changed its name to Diomed Holdings, Inc. (see Note 8). Activities through December 31, 2001 include organization of the Company, the raising of equity capital and pursuing merger opportunities. On July 30, 2000, the Company acquired all of the outstanding common stock of Security Software Systems, Inc. ("SSSI") for $25,000. SSSI was incorporated in the state of Florida on October 17, 1996. SSSI manufactures and sells security computer software entitled Secure Entry Interface (SEI). SEI is designed for access control for use by guarded communities, office buildings, high-rise condominiums, private estates, country clubs and other secure facilities. The acquisition was accounted for under the purchase method of accounting.

Up to the time of the acquisition, the Company's operations consisted of searching for products and services in Canada that, in the Company's opinion, could be acquired for marketing in the United States or vice versa. With the purchase of SSSI, the Company intended to continue the publishing and sale of its security computer software entitled SEI. In February 2002, the Company changed its name to Diomed Holdings, Inc. and merged with Diomed, Inc. (see Note
8).

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

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company's financial instruments, including cash, and accounts payable and other liabilities are carried at amounts that approximate fair value due to the short term nature of those instruments.

Stock Split

In December 2001, the Company effected a 4 for 1 stock split whereby each share was exchanged for four newly issued shares. All references to shares and share prices, including retroactive treatment, reflect the split on the basis of the effective ratio.

Net Loss Per Share of Common Stock

Net loss per share of common stock is based on the weighted average number of shares of common stock outstanding during the period.

                              DIOMED HOLDINGS, INC.
                         (formerly Natexco Corporation)
                                 AND SUBSIDIARY
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (Continued)

NOTE 1- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Recent Accounting Pronouncements

In June 2001, the FASB issued Statement of Financial Accounting Standard No. 141 ("SFAS 141"), "Business Combinations" and No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets". SFAS 141 requires all business combinations to be accounted for using the purchase method of accounting and is effective for all business combinations initiated after June 30, 2001. SFAS 142 requires goodwill to be tested for impairment under certain circumstances, and written off when impaired, rather than being amortized as previous standards required. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with early application permitted for companies with fiscal years beginning after March 15, 2001, provided that the first interim period financial statements have not been previously issued. The adoption of SFAS 141 did not have a material effect on the Company's financial position or results of operations. The Company adopted SFAS 142 on April 1, 2002, and it did not have a material effect on its financial position or results of operations.

In August 2001, the FASB issued Statement of Financial Accounting Standard No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This statement removes goodwill from the scope of SFAS 121, and requires long-lived assets to be tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS 144 on January 1, 2002 and it did not have a material effect on its financial position or results of operations.

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

                              DIOMED HOLDINGS, INC.
                         (formerly Natexco Corporation)
                                 AND SUBSIDIARY
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (Continued)

NOTE 2- SHAREHOLDERS' EQUITY (continued)

Common Stock

The Company has the authority to issue 80,000,000 shares of common stock $.001 par value. On March 31, 1999, the Company sold 9,600,000 shares of its common stock in connection with private offerings for proceeds of $2,400.

NOTE 3- RELATED PARTY TRANSACTIONS

The Company's President provided office space to the Company valued at $200 per month from March 3, 1998 through July 31, 2000, $700 per month from August 1, 2000 through December 31, 2000, and $300 per month from January 1, 2001 through December 31, 2001.

In March 2000, an affiliate loaned the Company $20,000 in exchange for a promissory note. The note bore interest at 10% and was originally due on September 30, 2001, but the maturity date was extended to December 31, 2001. This note, plus accrued interest, was repaid on January 28, 2002.

In April 2001 and July 2001, the same affiliate loaned the Company $10,000 and $5,000 respectively in exchange for a promissory note. The notes bore interest at 10% and 12% and were due December 31, 2001 (extended from original maturity of August 1, 2001) and July 25, 2002, respectively. These notes, plus accrued interest, were repaid on January 28, 2002.

In December 2001, the Company finalized an agreement to sell all of its shares of Security Software, Inc. to an affiliate, John Tetstill, for consideration consisting of $10.00 in cash plus the right to sell Security Software technology through June 30, 2002.

NOTE 4- CONTINGENCIES

The Company has suffered recurring losses from operations and has accumulated a deficit of $104,834 as of December 31, 2001 that raise substantial doubt about its ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the Company attaining and maintaining profitable operations and raising additional capital. The Company's management intends to obtain working capital through additional equity offerings (see Note 8). The financial statements do not include any adjustments relating to the recovery and classification of liabilities that might be necessary should the Company discontinue operations.

NOTE 5 - INCOME TAXES

At December 31, 2001 the Company has an unused net operating loss carryforward of approximately $81,100 for income tax purposes, expiring through 2021. This net operating loss carryforward may result in future income tax benefits of approximately $12,165; however, because realization is uncertain at this time, a valuation reserve in the same amount has been established. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities and certain expenses deducted for financial reporting purposes and the amounts used for income tax purposes.

The benefit for income taxes is less than the maximum statutory federal income tax rate of 34% primarily due to progressive statutory rates.

                              DIOMED HOLDINGS, INC.
                         (formerly Natexco Corporation)
                                 AND SUBSIDIARY
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (Continued)

NOTE 5 - INCOME TAXES (continued)

Significant components of the Company's deferred tax liabilities and assets as of December 31, 2001 and 2000 are as follows:

                                                         2001           2000
                                                         ----           ----


     Deferred tax liabilities                        $         -   $        -
                                                     ===========   ===========

     Deferred tax assets:
       Net operating loss carryforwards              $    10,165   $     3,800
       Temporary differences                               2,000           600
                                                     -----------   -----------
       Total deferred tax assets                          12,165         4,400
       Valuation allowance for
         deferred tax assets                             (12,165)       (4,400)
                                                     -----------   -----------
                                                     $         -   $         -
                                                     ===========   ===========

The valuation allowance for deferred tax assets was increased by $7,765 and $4,353 during 2001 and 2000 respectively.

NOTE 6 - ACQUISITIONS

On July 30, 2000, the Company purchased all of the outstanding common stock of SSSI in exchange for $25,000 cash. The excess of the purchase price over the fair value of the assets, in the amount of $22,083, has been allocated to goodwill and is being amortized on the straight-line method over 24 months. Amortization expense of $11,040 and $4,600 has been recorded against the goodwill in the accompanying consolidated financial statements for the years ended December 31, 2001 and 2000. The accompanying consolidated financial statements include the results of operations of SSSI from the date of the acquisition, July 30, 2000.

The following unaudited pro forma condensed consolidated statements of operations gives effect to the acquisition of SSSI as if it had occurred at the beginning of the periods presented.

            PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      For the Year Ended December 31, 2000

                                                                                                                         Pro Forma
                                                   Natexco                   SSSI               Adjustments             Consolidated
                                                   -------                  ----                -----------             ------------
Sales                                           $        --             $     1,285             $        --             $     1,285
Cost of sales                                            --                      --                     483                     483
Operating expenses                                   30,597                  12,677                   7,103                  50,377
Loss from operations                                (30,597)                (11,392)                 (7,586)                (49,575)
Interest expense                                     (1,557)                     --                      --                  (1,557)
Net loss                                            (32,154)                (11,392)                 (7,586)                (51,132)
Net loss per share-basic and diluted                  (0.01)                 (37.97)                 (37.96)                  (0.01)
Weighted average common shares
   Outstanding-basic and diluted                  2,400,000                     300                    (300)              2,400,000


                              DIOMED HOLDINGS, INC.
                         (formerly Natexco Corporation)
                                 AND SUBSIDIARY
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (Continued)

NOTE 6 - ACQUISITIONS (continued)

Pro forma adjustments - 2000

The consolidated financial statements of Natexco include the results of operations of SSSI for the period from July 30, 2000 through December 31, 2000. The financial information of SSSI presented in the pro forma statement includes the results of operations for SSSI for the period from January 1, 2000 through December 31, 2000. The adjustments include (1) increased amortization expense of $6,942 resulting from the goodwill as if it had been amortized for the full twelve months, (2) compensation expense of $483, including $98 for payroll taxes, based on the terms of an employment agreement and (3) compensation expense of $161, including $11 for payroll taxes, for shareholder distributions.

NOTE 7 - DISCONTINUED OPERATIONS

During 2001, the Company finalized plans to sell its subsidiary, SSSI, for $10. The net assets of SSSI at December 31, 2001 were $6,934, and accordingly, the Company recorded an estimated loss on the sale of $6,924. The net realizable value of the assets of $10 has been classified as net assets held for sale.

Net assets and results of operations of SSSI as of and for the years ended December 31, 2001 and 2000 are as follows:

                                                               2001                    2000
                                                               ----                    ----

        Cash                                              $         --            $      2,191
        Equipment, net                                             491                   1,773
        Goodwill, net                                            6,443                  17,483
        Liabilities                                                  -                       -
                                                          ------------            ------------
            Net assets held for sale                      $      6,934            $     21,447
                                                          ============            ============

        Revenue                                           $      5,482            $      1,285
        Depreciation and amortization expense                   12,323                   5,426
        General and administrative expenses                      7,674                   5,412
                                                          ------------            ------------
             Net loss from operations                     $    (14,515)           $    (12,123)
                                                          ============            ============

NOTE 8 - SUBSEQUENT EVENT

In February 2002, the Company changed its name to Diomed Holdings, Inc. and merged with Diomed, Inc. ("Diomed"). For accounting purposes, the transaction was considered a recapitalization, with Diomed Holdings, Inc. as the surviving company carrying on the business of Diomed. Diomed specializes in developing and commercializing minimal and micro-invasive medical procedures that use its laser technologies and disposable products.

Pursuant to the terms of the merger, the Company issued (i) 2,328,922.50 shares of its Class A convertible preferred stock ("Class A Stock") to the former holders of 9,315,690 shares of Diomed common stock issued and outstanding as of the effective time of the merger.

In connection with the merger, the Company conducted a private placement offering of its securities. In the private placement, investors subscribed to purchase from the Company an aggregate of 5,000,000 shares of its common stock pursuant to Section 4(2) of the Securities Act of 1933, as amended, at a price per share of $2.00 for aggregate gross proceeds of $10,000,000. A total of $10,000,000 gross proceeds were raised in this offering.