Form 10KSB/A
period 2001-12-31
DIOMED HOLDINGS INC
filed 2002-10-24
CIK 1074874

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

As of February 13, 2002, the Registrant had outstanding 9,200,000 shares of Common Stock, par value $.001.

                                Preliminary Note

The purpose of this amendment is to include certifications under Section 302(a) of the Sarbanes-Oxley Act of 2002 that were omitted from the Form 10-KSB/A filed on October 22, 2002 and to include certain information that had been redacted in Exhibits 10.10 and 10.11 to that Form 10-KSB/A. The entire text of the annual report on Form 10-KSB/A initially filed on October 22, 2002, modified as aforesaid, is included herewith, and no revisions were made to any Financial Statements or other disclosure contained therein except as aforesaid.

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

                                           Date:  October 24, 2002

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on October 24, 2002.

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

                                                 /s/ Geoffrey Jenkins
                                              ----------------------------------
                                              Name:  Geoffrey Jenkins
                                              Title: Director

                                                 /s/ Peter Klein
                                              ----------------------------------
                                              Name:  Peter Klein
                                              Title: Director

                                                 /s/ Samuel Belzberg
                                              ----------------------------------
                                              Name:  Samuel Belzberg
                                              Title: Director

                                                 /s/ A. Kim Campbell
                                              ----------------------------------
                                              Name:  A. Kim Campbell
                                              Title: Director

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO 18 U.S.C 1350, AS ADOPTED AND THE REQUIREMENTS OF SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Peter Klein, Chief Executive Officer and President of Diomed Holdings, Inc. (the "Company") do hereby certify that:


1. I have reviewed this annual report on Form 10-KSB of Natexco Corporation, to which the Company is the successor registrant;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the period presented in this annual report;

4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
         b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;*

5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and
         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and*

6. The Company's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.*

                                    /s/ Peter Klein
                                    ---------------
                                    Peter Klein
                                    President and Chief Executive Officer

October 24, 2002


*Representations 4, 5 and 6 of this certification have been omitted consistent with the transition provisions of SEC Exchange Act Release No. 34-46427 because this annual report covers a period ending before the effective date of Rules 13a-14 and 15d-14 of the Exchange Act.

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO 18 U.S.C 1350, AS ADOPTED AND THE REQUIREMENTS OF SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Lisa M. Bruneau, Principal Financial Officer of Diomed Holdings, Inc. (the "Company") do hereby certify that:


1. I have reviewed this annual report on Form 10-KSB of Natexco Corporation, to which the Company is the successor registrant;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the period presented in this annual report;

4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
         b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;*

5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and*

6. The Company's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.*

                                               /s/ Lisa M. Bruneau
                                               -------------------
                                               Lisa M. Bruneau
                                               Principal Financial Officer

October 24, 2002



*Representations 4, 5 and 6 of this certification have been omitted consistent with the transition provisions of SEC Exchange Act Release No. 34-46427 because this annual report covers a period ending before the effective date of Rules 13a-14 and 15d-14 of the Exchange Act.

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