Form 10QSB
period 2002-09-30
DIOMED HOLDINGS INC
filed 2002-11-15
CIK 1074874

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------

                                   FORM 10-QSB

                                   -----------

                                   (Mark One)

            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           ---          SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2002

                                       or

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          ---           SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from ____ to ____

                        Commission File Number 000-32045

                              DIOMED HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                                   84-140636
(State or other jurisdiction of incorporation   (I.R.S. Employer Identification No.)
              or organization)

            1 Dundee Park
              Andover, MA                                 01810
(Address of principal executive offices)                (Zip Code)


                                 (978) 475-7771
                         (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

As of September 30, 2002, there were 14,200,000 shares of common stock, par value $0.001 outstanding (excluding 50,000 shares of common stock issued as of October 24, 2002 and excluding securities which, subject to applicable conditions, are convertible into shares of common stock).

                     DIOMED HOLDINGS, INC. AND SUBSIDIARIES

                         Quarterly Report on Form 10-QSB
                     For the Period Ended September 30, 2002

                                Table of Contents

 Item
Number                                                                                             Page
                                                    Caption                                       Number
                  Part I - Financial Information
       1          Unaudited Condensed Consolidated Balance Sheets - September 30, 2002 and
                  December 31, 2001                                                                  2
                  Unaudited Condensed Consolidated Statements of Operations - Three and Nine
                  Months Ended September 30, 2002 and 2001                                           3
                  Unaudited Condensed Consolidated Statements of Cash Flows - Nine Months
                  Ended September 30, 2002 and 2001                                                  4
                  Notes to Condensed Consolidated Financial Statements                               5
       2          Management's Discussion and Analysis or Plan of Operations                        15
       3          Controls and Procedures                                                           24
                  Part II - Other Information
       2          Changes in Securities and Use of Proceeds                                         24
       4          Submission of Matters to a Vote of Security Holders                               25
       5          Other Information                                                                 25
       6          Exhibits and Reports on Form 8-K                                                  27
                  Signatures and Certifications                                                     28


EXHIBITS

Exhibit No. 99.1 Statement Under Oath of Principal Financial Officer Regarding Facts and Circumstances Relating to Exchange Act Filings

Exhibit No. 99.2 Statement Under Oath of Principal Executive Officer Regarding Facts and Circumstances Relating to Exchange Act Filings

Diomed Holdings, Inc.
Consolidated Balance Sheets
September 30, 2002 (Unaudited) and
December 31, 2001





                                                                        SEPTEMBER 30,
Assets                                                                     2002          DECEMBER 31,
                                                                        (unaudited)          2001
Current Assets:
   Cash and cash equivalents                                          $  1,056,862      $    322,566
   Accounts receivable, net of allowance for doubtful accounts of
     $213,000 and $217,000 in 2002 and 2001, respectively                1,141,844           869,231
   Inventories                                                           2,198,655         2,402,182
   Prepaid expenses and other current assets                               421,559           201,429
                                                                      ------------      ------------

         Total current assets                                            4,818,920         3,795,408
                                                                      ------------      ------------
Property and Equipment:
   Office equipment and furniture and fixtures                           1,209,900         1,209,649
   Manufacturing equipment                                                 713,827           740,000
   Leasehold improvements                                                  636,137           631,900
                                                                      ------------      ------------
                                                                         2,559,864         2,581,549

   Less--Accumulated depreciation and amortization                       1,713,549         1,519,607
                                                                      ------------      ------------

                                                                           846,315         1,061,942

Intangible Assets, net of accumulated amortization of  $368,000 and
$221,000 in 2002 and 2001, respectively                                    613,338           760,542
                                                                      ------------      ------------

Other Assets:

   Deposits                                                                637,303           590,600

   Deferred offering costs                                                      --           387,133

   Deferred acquisition costs                                                   --            39,981


                                                                      $  6,915,876      $  6,635,606
                                                                      ============      ============

Liabilities and Stockholders' EQUITY (DEFICIT)
Current Liabilities:

   Bank loan                                                          $    278,698      $    874,449
   Current maturities of convertible debt                                       --         1,786,640
   Current maturities of capital lease obligations                          38,414            46,383
   Accounts payable                                                      1,456,547         2,866,346
   Accrued expenses                                                        890,081           883,769
   Customer advance                                                             --           293,463
                                                                      ------------      ------------

         Total current liabilities                                       2,663,740         6,751,050
                                                                      ------------      ------------

Promissory Note Payable                                                    936,000           936,000
                                                                      ------------      ------------

Capital Lease Obligations, less current maturities                          13,555            39,817
                                                                      ------------      ------------
Stockholders' Equity (Deficit):
   Series A convertible preferred stock, $0.01 par value-
     Authorized--3,500,000 shares
     Issued and outstanding--2,725,000 shares at December 31, 2001              --            27,250

   Class A convertible preferred stock., $0.001 par value
        Authorized - 20,000,000 shares

        Issued and outstanding - 15,461,750 shares at September 30,
        2002                                                                15,462                --
   Common stock, $0.001 par value
        Authorized - 80,000,000 and 40,000,000 shares at September
     30, 2002 and December 31, 2001, respectively

        Issued and outstanding - 14,200,000 and 9,179,955 shares at
     September 30, 2002 and December 31, 2001, respectively                 14,200             9,180
   Additional paid-in capital                                           39,985,178        30,324,556
   Cumulative translation adjustment                                      (114,383)              130
   Accumulated deficit                                                 (36,597,876)      (31,452,377)
                                                                      ------------      ------------
         Total stockholders' equity (deficit)                            3,302,581        (1,091,261)
                                                                      ------------      ------------

                                                                      $  6,915,876      $  6,635,606
                                                                      ============      ============


The accompanying notes are an integral part of these consolidated financial statements.

Diomed Holdings, Inc.
Consolidated Statements of Operations
Three and Nine Months Ended September 30, 2002
(Unaudited)



                                               Three Months Ended                Nine Months Ended
                                           September 30,  September 30,      September 30,  September 30,
                                              2002            2001             2002            2001
Revenues                                  $  1,945,333    $  1,314,555    $  4,070,478    $  6,427,800
Cost of Revenues                             1,287,064       1,285,502       3,480,650       4,952,000
                                          ------------    ------------    ------------    ------------

         Gross profit                          658,269          29,053         589,828       1,475,800
                                          ------------    ------------    ------------    ------------

Operating Expenses:
   Research and development                    280,532         244,439         663,775       1,009,000
   Selling and marketing                     1,019,101         701,644       2,096,154       1,873,000
   General and administrative                  890,181         587,868       2,658,259       1,936,000
                                          ------------    ------------    ------------    ------------

         Total operating expenses            2,189,814       1,533,951       5,418,188       4,818,000
                                          ------------    ------------    ------------    ------------

         Loss from operations               (1,531,545)     (1,504,898)     (4,828,360)     (3,342,200)

Interest Expense, net                          (29,192)        (48,616)       (317,139)     (2,879,000)
                                          ------------    ------------    ------------    ------------

         Net loss                           (1,560,737)     (1,553,514)     (5,145,499)     (6,221,200)
Value Ascribed to Call Option and
Beneficial
Conversion Feature Related to Preferred
Stock                                               --        (423,180)             --        (423,180)
         Net loss applicable to common
         stockholders                     $ (1,560,737)   $ (1,976,694)   $ (5,145,499)   $ (6,644,380)
                                          ============    ============    ============    ============
Net loss per share (Note 3):
   Basic and diluted net loss per share
   applicable to common stockholders      $      (0.11)   $      (0.22)   $      (0.38)   $      (0.83)
                                          ============    ============    ============    ============

   Basic and diluted weighted average
     common shares outstanding               14,200,00       9,179,955      13,399,361       8,003,994
                                          ============    ============    ============    ============


   The accompanying notes are an integral part of these consolidated financial statements

Diomed Holdings, Inc.
Consolidated Statements of Cash Flows
Three and Nine Months Ended September 30, 2002
(Unaudited)


                                                          Nine Months Ended
                                                      September 30, September 30,
                                                          2002           2001
Cash Flows from Operating Activities:
   Net loss                                           $(5,145,499)   $(6,221,200)
   Adjustments to reconcile net loss to net cash
   used in operating activities-
     Depreciation and amortization                        250,635        524,049
     Noncash interest expense on convertible.debt         225,260      2,700,000

     Issuance of stock options to a third party            63,318         55,000
     Changes in operating assets and liabilities
       Accounts receivable                               (272,613)     2,461,837
       Inventories                                        203,527       (155,339)
       Prepaid expenses and other current assets           (7,152)       (88,997)
       Accounts payable                                (1,409,799)       353,166
       Accrued expenses                                     6,312       (727,604)
       Customer advance                                  (293,463)       488,500
                                                      -----------    -----------

         Net cash used in operating activities         (6,379,474)      (610,588)
                                                      -----------    -----------
Cash Flows from Investing Activities:
   Purchases of property and equipment                   (157,326)      (374,398)
   Increase in other assets                                    --       (225,196)
                                                      -----------    -----------
                Net cash used in investing
     activities                                          (157,326)      (599,594)


Cash Flows from Financing Activities:
   Net proceeds (payments) from bank borrowings          (595,751)    (1,162,364)
   Proceeds from issue of common stock, net             8,381,999             --
   Proceeds from issue of preferred stock, net                 --      2,532,470
   Proceeds from convertible debt                         500,000
   Payments on convertible debt                          (700,000)      (225,000)
   Payments on capital lease obligations                  (34,231)       (38,445)
                                                      -----------    -----------

         Net cash provided by financing activities      7,052,017      1,606,661
                                                      -----------    -----------

Effect of Exchange Rate Changes                           219,078       (222,251)
                                                      -----------    -----------

Net Increase in Cash and Cash Equivalents                 734,296        174,228

Cash and Cash Equivalents, beginning of period            322,566        118,872
                                                      -----------    -----------

Cash and Cash Equivalents, end of period              $ 1,056,862    $   293,100
                                                      ===========    ===========

Supplemental Disclosure of Cash Flow Information:
   Cash paid for interest                             $   104,035    $   186,432
                                                      ===========    ===========

Supplemental Disclosure of Noncash Investing and
Financing Activities:
   Conversion of convertible debt and interest
     into common stock                                $   908,355    $ 2,475,000
                                                      ===========    ===========
   Reclassification of offering costs incurred in
     2001 to APIC                                     $   387,133    $        --
                                                      ===========    ===========
   Value ascribed to warrants issued in connection
     with issuance of debt to stockholders            $        --    $    43,000
                                                      ===========    ===========

   Value ascribed to call option and beneficial
     conversion feature related to preferred stock    $        --    $   423,180
                                                      ===========    ===========

   Fair value of options granted to consultants       $   212,978    $        --
                                                      ===========    ===========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2002
          -------------------------------------------------------------

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

     As discussed in Note 7, on August 5, 2002, the Company entered into an agreement with QLT, Inc. ("QLT") to convert the Second Promissory Note, in connection with the acquisition of manufacturing rights to the Optiguide(R) fibers from QLT, in the amount of $835,664 plus accrued interest of $72,691 into Convertible Preferred Stock at the conversion price of $1.50 per share. Thus, resulting in nominal short-term debt, including the bank line of credit in the UK and capital equipment leases, in the amounts of $279,000 and $52,000 as of September 30, 2002, respectively. The Company's long-term debt, in the amount of $936,000, is not due until January 1, 2004.

     The Company anticipates that it will have sufficient cash or access to additional funding sources to fund operations through December 2002, based on the proceeds of the private placement financing related to the Merger and dependent upon the Company's ability to achieve its business plan pertaining to the commercial success of EVLT(TM) post-FDA clearance. To fund operations in 2003, the Company will need to complete a debt or equity financing or put in place a credit facility. The Company will require the proceeds of any such financing or credit facility, together with its current cash resources, to continue as a going concern, and will use these proceeds to fund its operations and commercialize its products in 2003. Additional financing and/or a new credit facility may not, however, be available on acceptable terms or at all. The inability to obtain additional financing or a new credit facility would cause the Company to reduce or cease operations, sell all or a portion of its assets, seek a sale of the Company or enter into a business combination with a third party.

     The accompanying consolidated financial statements at September 30, 2002 and for the three-month and nine-month periods ended September 30, 2002 and 2001 are unaudited. In management's opinion, these unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB, as amended, for the year ended December 31, 2001, and include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. These financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB, as amended, for the year ended December 31, 2001. The results of operations for the three-month and nine-month period ended September 30, 2002 are not necessarily indicative of the results expected for the fiscal year ending December 31, 2002.

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

     (e) Revenue Recognition

     Revenue from product sales is recognized at the time of shipment to the customer as long as there is persuasive evidence of an arrangement, the sales price is fixed and determinable and collection of the related receivable is probable. The Company provides for estimated product returns and warranty costs at the time of product shipment. In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin
     (SAB) No. 101, Revenue Recognition in Financial Statements, which establishes guidance in applying generally accepted accounting principles to revenue recognition in financial statements and became effective beginning with the Company's fourth quarter of the year ended December 31, 2000. The Company has determined that its existing revenue recognition practices comply with the requirements of SAB No. 101 for all periods presented.

(f) Inventories

     Inventories are valued at the lower of cost (first-in, first-out) or market. Work-in-progress and finished goods consist of materials, labor and manufacturing overhead. Inventories consist of the following:

                              September 30, 2002   December 31, 2001

         Raw materials        $     1,243,407        $     1,211,870
         Work-in-progress             327,973              1,016,236
         Finished goods               627,275                174,076
                              ---------------        ---------------

                              $     2,198,655        $     2,402,182
                              ===============        ===============



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


(h)  Long-Lived Assets

     The Company assesses the realizability of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Under SFAS No. 144, if qualitative factors suggest that an impairment may have occurred, the Company is required to assess the valuation of its long-lived assets. As of December 31, 2001 and September 30, 2002, the Company has determined that no material adjustment to the carrying value of its long-lived assets was required.

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

(j)  Research and Development Expenses

     The Company charges research and development expenses to operations as incurred.

(k)  Comprehensive Income

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


                                       Three Months Ended                 Nine Months Ended
                                           September 30,                   September 30,
                                        2002          2001              2002            2001
Net loss                           $(1,560,737)   $(1,976,694)     $(5,145,499)      $(6,644,380)
Foreign currency translation
   adjustment                           39,439         54,432         (114,513)           (4,200)
                                   -----------    -----------      ------------      -----------
Comprehensive loss                 $(1,600,176)   $(1,922,262)     $(5,260,012)      $(6,648,580)
                                   ============   ============     ============      ============

(l)  Income Taxes

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

(m)  Recent Accounting Pronouncements

     In July 2001, the FASB issued SFAS No. 141, Business Combinations. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. This statement is effective for all business combinations initiated after June 30, 2001.

     In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. This statement applies to goodwill and intangible assets acquired after June 30, 2001, as well as goodwill and intangible assets previously acquired. Under this statement, goodwill as well as certain other intangible assets determined to have an infinite life will no longer be amortized; instead, these assets will be reviewed for impairment on a periodic basis. This statement is effective for the Company for the first quarter in the fiscal year ended December 2002. The adoption of this new accounting standard did not have a material impact on the Company's financial statements. As of September 30, 2002, the carrying value of the Company's intangible assets is $613,338. Related to those intangible assets, the Company recorded amortization expense of $49,068 and $42,703 the three months ended September 30, 2002 and 2001, respectively, and $147,204 and $100,000 for the nine months ended September 30, 2002 and 2001, respectively.

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

(3)  NET LOSS PER SHARE

     Net loss per share is computed based on the guidance of SFAS No. 128, Earnings per Share. SFAS No. 128 requires companies to report both basic loss per share, which is based on the weighted average number of common shares outstanding, and diluted loss per share, which is based on the weighted average number of common shares outstanding and the weighted average dilutive potential common shares outstanding using the treasury stock method. As a result of the losses incurred by the Company for the three and nine months ended September 30, 2002 and 2001 all potential common shares were antidilutive and were excluded from the diluted net loss per share calculations.

The following table summarizes securities outstanding as of each period-end which were not included in the calculation of diluted net loss per share since their inclusion would be antidilutive.


                                      Three Months Ended                Nine Months Ended
                                         September 30,                      September 30,
                                      2002            2001         2002         2001
Common stock options and warrants   1,906,802      1,871,308     1,906,802    1,871,308
                                   ==========     ==========    ==========   ==========
Convertible preferred stock        15,461,750      5,450,000    15,461,750    5,450,000
                                   ==========     ==========    ==========   ==========
Convertible debt                            -      1,165,000             -    1,165,000
                                   ==========     ==========    ==========   ==========



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
                                         ---------------
                                         $ 1,200,000

     Amounts allocated to manufacturing rights are being amortized on the straight-line basis over a five-year period. Included in general and administrative expenses is amortization expense of approximately $49,000 and $43,000 for the three months ended September 30, 2002 and 2001, respectively, and approximately $147,000 and $100,000 for the nine months ended September 30, 2002 and 2001, respectively.

(5)  Line-of-Credit Arrangement

     Diomed, Ltd., the Company's subsidiary in the United Kingdom, has a line of credit with Barclays Bank, which is limited to the lesser of (pound)1,200,000 ($1,884,000 at September 30, 2002 and $1,745,160 at
     December 31, 2001) or 80% of eligible accounts receivable. This line bears interest at 3% above Barclays Bank's base rate (4.00% at September 30, 2002 and 4.00% at December 31, 2001) and borrowings are due upon collection of receivables from customers.

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

     On January 28, 2002, the Company issued QLT 135,735 shares of Company Common Stock. On February 11, 2002, QLT informed the Company it was accepting the 135,735 shares issued to it under protest as it disagreed with the per share price the Company had used in calculating the number of shares issued to it. It also asserted that the Company had failed, in connection with the issuance of those shares, to confirm certain registration rights and deliver a legal opinion. The Company believed that QLT may have been asserting that it was entitled up to an additional 542,940 shares. The Company disputed this position based on the express terms of its agreement with QLT and the relevant facts. The terms of the agreement between the Company and QLT require senior management of both companies to meet for a period of 60 days to attempt to resolve disputes arising thereunder.

     From that time, the Company engaged in discussions with QLT to resolve the dispute amicably, and on August 5, 2002, the Company entered into an agreement with QLT whereby in effect we re-valued the conversion price of the First Promissory Note in the amount of $339,336 to $1.50 per share, and converted the Second Promissory Note in the amount of $835,664 plus accrued interest of $72,691 into Convertible Preferred Stock at the conversion price of $1.50 per share. In so doing, the Company (i) issued an additional 90,489 shares of Convertible Preferred Stock in respect of the First Promissory Note, and (ii) issued 605,570 shares of Convertible Preferred Stock in satisfaction of the Second Promissory Note. In consideration for the issuance of these shares, QLT released the Company from any claims under both of these promissory notes, as well as a related registration rights agreement and relevant portions of the 2000 OPTIGUIDE(R) asset purchase agreement.

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

This table presents revenues by reportable segment:


                                 Three Months Ended              Nine Months Ended
                                   September 30,                    September 30,

                                 2002              2001           2002             2001
         Laser systems       $ 1,404,664     $   757,614      $ 2,540,724      $ 5,156,983
         Fibers and other
            accessories          540,669         556,941        1,529,754        1,270,817
                             -----------     -----------      -----------      -----------

              Total          $ 1,945,333     $ 1,314,555      $ 4,070,478      $ 6,427,800
                             ===========     ===========      ===========      ===========

The following table represents percentage of revenues by geographic destination:

                       Three Months Ended               Nine Months Ended
                         September 30,                    September 30,

                       2002            2001           2002            2001

North America            57%            64%            54%            53%

Asia/Pacific             31%            13%            27%            22%

Europe                   10%            19%            16%            23%

Other                     2%             4%             3%             2%
                  ----------     ----------     ----------     ----------
     Total              100%           100%           100%           100%
                  ==========     ==========     ==========     ==========



The following table represents long-lived assets by geographic location:

                        September30, 2002    December 31, 2001

North America           $       863,325      $     1,457,662
Europe                        1,233,631            1,382,536
                        ---------------      ---------------

     Total              $     2,096,956      $     2,840,198
                        ===============      ===============



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

(10) MERGER AND PRIVATE OFFERING OF COMMON STOCK

     On February 14, 2002, Diomed Acquisition Corp. ("Acquisition"), a Delaware corporation and a wholly-owned subsidiary of Diomed Holdings, Inc., a Nevada corporation formerly known as Natexco Corporation (the "Parent"), merged with and into the Company pursuant to an Agreement and Plan of Merger, dated as of January 29, 2002. In the merger (the "Merger") that occurred under the Agreement and Plan of Merger, the stockholders of the Company received shares of Parent. As a condition to the Merger, Parent raised gross proceeds of $10,000,000 in a private offering of shares of its common stock. The shares issued in the private offering are not subject to refund, redemption or rescission and, accordingly, are included as a component of stockholders' equity, net of the applicable costs. The merger agreement provides that the proceeds of that offering will be available to the Company for payment of its existing obligations and, subject to the approval of its board of directors, certain future expenses, including the financing of product developments and acquisitions. Parent is obligated to use its best efforts to file a registration statement with the Securities and Exchange Commission to register for resale its common shares that it issued in the private offering and those of its common shares that it issued to the Company's former stockholders and to cause the registration statement to be declared effective. In the event that the Parent fails to file or cause the registration statement to be declared effective within 240 days of completing the Merger, or remain effective through the first anniversary of the Merger, the Parent will be required to issue additional shares of its common stock, up to a maximum of 4% of the shares held by each party subject to the agreement.

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

The Merger was accounted for as a recapitalization. The historical records of the Company are the historical records of Parent. Following the Merger, the business conducted by Parent is the business conducted by the Company prior to the Merger.

Costs of approximately $2.0 million related to the issuance of Parent's shares in the offering and its preparation and negotiation of the documentation for the Merger were incurred, and paid at the closing of the Merger and subsequent to the Merger.

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

         This section contains forward-looking statements, which involve known and unknown risks and uncertainties. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as "may," "will," "should," "potential," "expects," "anticipates," "intends," "plans," "believes" and similar expressions. These statements are based on our current beliefs, expectations and assumptions and are subject to a number of risks and uncertainties. Our actual results could differ materially from those discussed in these statements. The Descriptive Memorandum included in our Current Report on Form 8-K filed October 22, 2002 (the "Descriptive Memorandum") contains a discussion of certain of the risks and uncertainties that affect our business. We refer you to the "Risk Factors" on pages 8 through 20 of the Descriptive Memorandum for a discussion of certain risks, including those relating to our business as a medical device company without a significant operating record and with operating losses, our risks relating to our commercialization of our current and future products and applications and risks relating to our common stock and its market value.

         In view of our relatively limited operating history, we have limited experience forecasting our revenues and operating costs. Therefore, we believe that period-to-period comparisons of financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. To date, the Company has incurred substantial costs to create our products. As of September 30, 2002, we had an accumulated deficit of approximately $36.6 million. We may continue to incur operating losses due to spending on research and development programs, clinical trials, regulatory activities, marketing and administrative activities. This spending may not correspond with any meaningful increases in revenues in the near term, if at all. As such, these costs may result in negative operating cash flows until such time as the Company generates sufficient revenue to offset such costs.

         The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes set forth above in this Quarterly Report, the Descriptive Memorandum and our 2001 Annual Report on Form 10-KSB (as amended).

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

         Diomed expects that EVLT(TM) will be a primary source of revenue in 2002. Diomed believes that EVLT(TM) will result in a high-level of commercial acceptance due to its quick recovery period, an immediate return to one's normal routine barring vigorous physical activities, reduced pain and minimal scarring, and reduced costs as compared to vein stripping, the current prevalent clinical treatment for varicose veins. Also we developed our EVLT(TM) product line as a complete clinical solution and marketing model, including a laser, disposable kit, clinical training and a marketing plan, to assist office-based and hospital-based physicians in responding to the demand for treatment of varicose veins in a minimally invasive manner. In addition, Diomed has developed a health insurance reimbursement guide as a sales and marketing tool to assist physicians in the reimbursement submission process.

         Diomed expects that as the volume of EVLT(TM) procedures performed increases so may its disposable sales. Diomed believes that the US represents the single largest market for EVLT(TM). Diomed is targeting a balance between private office-based physicians, hospital-based physicians, and clinics, and will continue to target the top leading hospitals to help spread the message about EVLT(TM). For example, in the third quarter, Diomed sold EVLT(TM) to six hospitals. University of California at Los Angeles Medical Center in Los Angeles, California, and Massachusetts General Hospital in Boston, Massachusetts are among the hospitals currently performing EVLT(TM) procedures.

         Diomed has developed a website - www.evlt.com - to implement its push / pull strategy to attract the interest of both patients and physicians. EVLT.com provides patients with education about treatment options and benefits of EVLT(TM) and provides physicians with education about the EVLT(TM) procedure. Also, patients can inquire about the nearest physician performing EVLT by entering in their city and state.

         The sales cycle for selling capital equipment, such as medical lasers, is a dynamic one that can be prolonged by several factors, including:

     .    the customer's internal approval process;

     . the determination by hospitals as to the specialty of physician performing the EVLT(TM) procedure and the facility where these procedures will be performed, including a vascular surgeon in a hospital setting or an interventional radiologist in a private office setting;

     . the physician's desire to observe an EVLT(TM)procedure and ask an experienced EVLT(TM)physician questions pertaining to the procedure, prior to making a purchase decision;

     . the physician's desire to ask an experienced EVLT(TM) physician questions pertaining to the physician's EVLT(TM) business, including but not limited to the volume of procedures being performed, types of vein problems requiring a combination EVLT(TM) procedure and other form of treatment, reimbursement by third party payors, and marketing initiatives to attract patients, prior to making a purchase decision; and

     .    budget constraints for capital equipment.

         Also, the length of the sales cycle may vary according to the type of customer. For example, a sale to a private physician could take just a few weeks, where as a sale to a hospital could take two months or longer. Diomed is providing hospital-based and office-based physicians, and clinics with marketing guidance as to how they can build an EVLT(TM) business, which plays an instrumental role in facilitating the sales closing process and in some cases may reduce the sales cycle. Also, Diomed is directing interested patients to the nearest performing physician via its website www.evlt.com.

         Based on the dynamics of the selling process, Diomed made the decision to hire a direct sales force in the US to maximize the commercialization of EVLT(TM). At the end of May 2002, Diomed had hired, trained and deployed eight direct sales representatives in key strategic markets across the US to supplement its existing sales infrastructure of independent sales representatives.

         In the third quarter of 2002, EVLT(TM) sales increased 116% as compared to the second quarter of 2002, and included lasers and associated disposable products totaling revenue of approximately $1.1 million as compared to lasers and associated disposable products totaling revenue of approximately $530,000 in the second quarter of 2002. In addition, through the efforts of the direct sales force Diomed deployed in the second quarter of 2002, Diomed is establishing relationships with new customers and prospective customers. Diomed anticipates that these relationships will expand through the fourth quarter of this year.

         As a result of the Company's continuing efforts to expand its EVLT(TM) sales infrastructure, at the beginning of October, Diomed nearly doubled the size of its direct sales force by hiring seven additional direct sales representatives and two regional sales managers, thereby expanding into territories that did not historically have sales coverage and by adding new sales representatives in existing key strategic markets. Also, at the end of September 2002, Diomed engaged Sigmacon, a distributor, to expand EVLT(TM) in the Canadian market.

         Diomed's sales of its PDT product line are dependent to an extent upon the clinical development process and the commercialization of PDT drugs by PDT drug companies. As a result, our sales may fluctuate in relation to the timing of PDT drug companies, achieving their strategic initiatives. For the nine months ended September 30, 2002, our sales of PDT lasers were approximately $285,000, and our sales of PDT disposable items were approximately $494,000.

         Diomed works jointly and early on with photodynamic therapy (PDT) drug companies in their clinical development process in order to design a laser that optimizes the most effective wavelength in combination with their PDT drugs. We have long-term relationships with some of the world's leading photodynamic therapy drug companies, including Axcan Pharma, DUSA, Pharmacyclics and QLT, and have sold them lasers in support of their clinical trials for photodynamic therapy applications. In August 2000, Axcan Pharma and Diomed together received regulatory approval for Diomed's 630nm laser and OPTIGUIDE(R) fiber, and Axcan's Photofrin drug used in the treatment for late stage lung and esophageal cancers. Axcan Pharma is developing other clinical applications using Photofrin, including treatment for

Barrett's Esophagus, a pre-cursor to cancer of the esophagus. Axcan Pharma is pursuing an application for FDA clearance for Photofrin and Diomed's lasers and fibers for use in the treatment of Barrett's Esophagus.

         In a letter dated July 15, 2002, the Food and Drug Administration notified Diomed that its premarket approval application (or, "PMA") supplement covering its 630nm diode laser and OPTIGUIDE(R) fiber optic diffuser were sufficiently complete to permit a substantive review and therefore accepted for filing. Diomed's 630nm diode laser and OPTIGUIDE(R) fiber optic diffuser are (in conjunction with Axcan Pharma Inc's Photfrin drug) under review for the treatment of Barrett's Esophagus. The letter reflects only the current progress of the FDA's review of the Company's application. The FDA's decision to file the PMA does not imply that the agency had performed an in-depth evaluation of the safety and effectiveness of the laser and fiber optic diffuser or that the agency had made any decision regarding the approvability of the PMA.

         In the US, regulatory approval by the FDA is given for each specific treatment in response to a specific PMA. Each PMA is generally addressed to a use for the device that the PMA specifies. Our PDT line is a delivery system of laser technology, services and fiber disposables to the global photodynamic therapy industry. The FDA considers PDT a modality that requires a combination PMA approval, where the PDT drug company, laser manufacturer and fiber manufacturer work together to obtain regulatory approval for the complete medical procedure.

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

Results of Operations

Three Months Ended September 30, 2002 Compared to the Three Months Ended September 30, 2001

Revenues

         Revenues for the three months ended September 30, 2002 were $1.9 million, a $0.6 million, or 48%, increase from $1.3 million for the three months ended September 30, 2001.

         This increase was principally due to a 1700% increase (or $1.1 million) in sales of the Company's new EVLT(TM) product line, offset by a 34% decrease (or $0.3 million) in other laser sales, and a 37% decrease (or $0.2 million) in sales of other disposable products and accessories.

         The increase in EVLT(TM) sales includes $0.8 million that is principally due to the commercialization of EVLT(TM) in the US by a direct sales force following FDA clearance in January 2002. Prior to FDA clearance, EVLT(TM) was sold off-label primarily by independent sales representatives.

         The decrease in other laser sales was primarily attributable to the following factors: (1) a 71% decrease (or, $117,000) in sales of PDT lasers, (2) an 95% decrease (or, $486,000) in other surgical laser sales, and (3) the Company's withdrawal from the aesthetic laser market (which had represented $40,000 in revenues in the third quarter of 2001), all of which were offset by $359,000 in OEM laser sales to Olympus in the third quarter of 2002 that did not occur in the third quarter of 2001.

         The decrease in sales of our PDT lasers was principally due to the additional time needed by Axcan Pharma to sell the $1.0 million in lasers it purchased in the first quarter of 2001 under our exclusive supply agreement. Axcan Pharma purchased these lasers in support of its market launch for Photofrin, the PDT drug used to treat late stage lung and esophageal cancers.

         The decrease in sales of other surgical lasers, and related disposable products and accessories is principally due to EVLT(TM) being the product line that the Company has chosen to emphasize in its sales efforts during 2002, with sales of other surgical lasers and related disposable products and accessories being incidental to EVLT(TM) and PDT sales.

Cost of Revenues

         Cost of revenues for the three months ended September 30, 2002 was $1.3 million, which remained unchanged from $1.3 million for the three months ended September 30, 2001. This is principally due to the cost of revenues associated with the increase in sales volume in the third quarter of 2002 being offset by the headcount reduction in manufacturing resulting from the restructuring in December 2001 of our subsidiary operations in the UK.

Gross Profit

         Gross profit for the three months ended September 30, 2002 was $658,000, a $629,000, or 2166%, increase from $29,000 in gross profit for the three months ended September 30, 2001. This increase was principally due to the increased sales volume in the third quarter of 2002 resulting from the commercialization of EVLT(TM) following regulatory clearance in the US (January
2002) and the European Economic Union (September 2001) as compared to the third quarter of 2001. As a result, more fixed costs for production, quality, and service were covered in the third quarter of 2002 as compared to the third quarter in 2001.

 Research and Development Expenses

         Research and development expenses for the three months ended September 30, 2002 were $280,000, a $36,000, or 15%, increase from $244,000 for the three months ended September 30, 2001. The increase was principally due to new R&D initiatives offset by a headcount reduction resulting from the restructuring in December 2001 of our subsidiary operations in the UK.

Selling and Marketing Expenses

         Selling and marketing expenses for the three months ended September 30, 2002 were $1.0 million, a $0.3 million, or 45%, increase from $0.7 million for the three months ended September 30, 2001. The increase was principally due to staff and recruiting costs for sales and marketing resources in the US, including the hiring of a direct sales force, and other marketing initiatives that were incurred in the US in the third quarter of 2002 post FDA clearance for EVLT(TM) that were not incurred in the third quarter of 2001. These costs were offset by a headcount reduction resulting from the restructuring in December 2001 of our subsidiary operations in the UK.

General and Administrative Expenses

         General and administrative expenses for the three months ended September 30, 2002 were $0.9 million, a $0.3 million, or 51%, increase from $0.6 million for the three months ended September 30, 2001. The increase was principally due to staffing costs in the US in the third quarter of 2002 that were not incurred in the third quarter of 2001, and incremental legal, investor relations, financial advisory, accounting and other professional fees associated with becoming a public company in the first quarter of 2002, offset by a headcount reduction resulting from a restructuring in December 2001 of our subsidiary in the UK.

Interest Expense, net

         Interest expense for the three months ended September 30, 2002 was $29,000, a $19,000, or 40%, decrease from $49,000 for the three months ended September 30, 2001. This decrease was principally caused by our satisfaction of a note payable to QLT, Inc. on August 5, 2002. On that date, we entered into an agreement with QLT, Inc. to convert the note we issued to QLT in connection with our acquisition of manufacturing rights to the Optiguide(R) fibers from QLT, in the amount of $835,664 plus accrued interest of $72,691 into 605,570 shares of our Convertible Preferred Stock at the conversion price of $1.50 per share. As a result, that note is no longer outstanding.

Nine Months Ended September 30, 2002 Compared to the Nine Months Ended September 30, 2001

Revenues

         Revenues for the nine months ended September 30, 2002 were $4.1 million, a $2.3 million, or 37%, decrease from $6.4 million for the nine months ended September 30, 2001.

         This decrease was principally due to a 341% increase (or $1.5 million) in sales of the Company's new EVLT product line(TM) and 300% increase (or $0.3 million) in service and other income, offset by an 80% decrease (or $3.8 million) in other laser sales and a 32% decrease (or $0.3 million) in sales of other surgical disposable products and accessories.

         The increase in EVLT(TM) sales includes $0.9 million that is principally due to the commercialization of EVLT(TM) in the US by a direct sales force following FDA clearance in January 2002. Prior to FDA clearance, EVLT(TM) was sold off-label primarily by independent sales representatives.

         The decrease in other laser sales was primarily attributable to the following factors: (1) an 86% decrease (or, $1.8 million) in sales of PDT lasers, (2) an 58% decrease (or, $0.7 million) in OEM sales, (3) the Company's withdrawal from the aesthetic laser market (which had represented $458,000 in revenues in the nine months ended September 30, 2001), and (4) an 83% decrease (or, $0.9 million) in sales of other surgical lasers.

         The decrease in sales of our PDT lasers was principally due to the additional time needed by Axcan Pharma to sell the $1.7 million in lasers it purchased in the first nine months of 2001 under our exclusive supply agreement. Axcan Pharma purchased these lasers in support of its market launch for Photofrin, the PDT drug used to treat late stage lung and esophageal cancers. The remaining portion of the decrease results from the fact that certain customers who purchased PDT lasers in the first nine months of 2001 for use in their clinical trials have not required additional lasers while these trials are ongoing.

         The decrease in OEM sales is principally due to the additional time needed by Olympus Japan to sell the $0.8 million in surgical lasers it purchased in the first quarter of 2001 to support its market launch, and $0.3 million in 2001 sales to Dentek that did not recur in 2002.

         We abandoned our Laserlite business when we withdrew from the aesthetic laser market. Diomed had acquired Laserlite, LLC, the distributor of its cosmetic laser systems, in May 1998. Diomed subsequently migrated to its existing laser platform, and this led to a decision to discontinue the sale of the Laserlite product line.

         The decrease in sales of other surgical lasers, and related disposable products and accessories is principally due to EVLT(TM) being the product line that the Company has chosen to emphasize in its sales efforts during 2002, with sales of other surgical lasers and related disposable products and accessories being incidental to EVLT(TM) and PDT sales.

Cost of Revenues

         Cost of revenues for the nine months ended September 30, 2002 was $3.5 million, a $1.5 million, or 30% decrease from $5.0 million for the nine months ended September 30, 2001. This decrease was principally due to the decreased sales volume in the first half of 2002 as compared to the same time period in 2001, and a headcount reduction in manufacturing resulting from the restructuring in December 2001 of our subsidiary operations in the UK, offset by regulatory costs incurred in the US in the first half of 2002 that were not incurred in the same period in 2001.

Gross Profit

         Gross profit for the nine months ended September 30, 2002 was $0.6 million, a $0.9 million, or 60%, decrease from $1.5 million in gross profit for the nine months ended September 30, 2001. This decrease was principally due to the decreased sales volume in the first half of 2002 as compared to the same time period in 2001, and as a result the Company absorbed fixed costs for production quality, regulatory and service that otherwise would have been covered.

 Research and Development Expenses

         Research and development expenses for the nine months ended September 30, 2002 were $0.7 million, a $0.3 million, or 34%, decrease from $1.0 million for the nine months ended September 30, 2001. The decrease was principally due to a headcount reduction resulting from the restructuring in December 2001 of our subsidiary operations in the UK, and new R&D initiatives in 2002, offset by costs incurred in the first half of 2001 to wind-down the aesthetic laser business, which was acquired from Laserlite LLC, that was subsequently abandoned in the first half of 2001.

Selling and Marketing Expenses

         Selling and marketing expenses for the nine months ended September 30, 2002 were $2.1 million, a $0.2 million, or 12%, increase from $1.9 million for the nine months ended September 30, 2001. The increase was principally due to staff and recruiting costs for sales and marketing resources in the US, including the hiring of a direct sales force, and costs associated with participation in industry trade shows and other marketing initiatives that were incurred in the US in 2002 post FDA clearance for EVLT(TM) that were not incurred in the same period in 2001, offset by a headcount reduction resulting from the restructuring in December 2001 of our subsidiary operations in the UK.

General and Administrative Expenses

         General and administrative expenses for the nine months ended September 30, 2002 were $2.6 million, a $0.7 million, or 37%, increase from $1.9 million for the nine months ended September 30, 2001. The increase was principally due to staffing costs in the US in 2002 that weren't incurred in the same period in 2001, and incremental legal, investor relations, financial advisory, accounting and other professional fees associated with becoming a public company in the first quarter of 2002, offset by a headcount reduction resulting from a restructuring in December 2001 of our subsidiary in the UK.

Interest Expense, net

         Interest expense for the nine months ended September 30, 2002 was $0.3 million, a $2.6 million, or 89%, decrease from $2.9 million in the nine months ended September 30, 2001.

         Interest expense in the nine months ended September 30, 2002 includes non-cash charges totaling approximately $225,000. In 2001, the Company issued Promissory Notes, in the aggregate principal amount of $700,000, to two stockholders of the Company in exchange for bridge loans and granted these two stockholders fully exercisable warrants to purchase an aggregate of 80,000 shares of common stock. We recorded the value of such warrants, calculated using the Black-Scholes option pricing model, as a debt discount that would be amortized to interest expense over the life of the notes. In addition, we recorded the beneficial conversion feature attributable to the warrants as interest expense upon the closing of the Merger, which triggered the right to convert the notes.

         Interest expense in the nine months ended September 30, 2001 reflects a noncash charge totaling $2.7 million. In March 2001, holders of our 9% convertible subordinated notes, with a conversion price of $3.50 per share, agreed to convert $2.5 million in principal amount of those notes into common stock. The conversion rate was subject to adjustment in the event of certain circumstances, including certain issues of common stock at a price below $3.50 per share. Pursuant to our March 5, 2001 Stock Purchase and

Recapitalization Agreement, which provided certain shareholders with additional shares of common stock at a purchase price of $1.00 per share, we adjusted the conversion price of the notes from $3.50 per share to $1.00 per share. At the same time, the holders of the notes converted $2.475 million of the notes into 2,475,000 shares of common stock. We repaid the remaining $225,000 of notes in cash. In accordance with Emerging Issues Task Force (EITF) 00-27, Application of EITF Issue No.98-5 to certain Convertible Instruments, we recorded a non-cash interest expense charge of $2.7 million due to the adjustment of the conversion price.

Liquidity and Capital Resources

         The Company anticipates that it will have sufficient cash or access to additional funding sources to fund operations through December 2002, based on the proceeds of the private placement financing related to the Merger and dependent upon the Company's ability to achieve its business plan pertaining to the commercial success of EVLT(TM) post-FDA clearance. To fund operations in 2003, the Company will need to complete a debt or equity financing or put in place a credit facility. The Company will require the proceeds of any such financing or credit facility, together with its current cash resources, to continue as a going concern, and will use these proceeds to fund its operations and commercialize its products in 2003. Additional financing and/or a new credit facility may not, however, be available on acceptable terms or at all. The inability to obtain additional financing or a new credit facility would cause the Company to reduce or cease operations, sell all or a portion of its assets, seek a sale of the Company or enter into a business combination with a third party.

         Since inception through September 30, 2002, we have incurred a cumulative loss of approximately $36.6 million and may continue to incur operating losses for the next few years, dependent upon the commercial success of EVLT(TM) post-FDA clearance. We have financed our operations primarily through private placements of common stock and preferred stock, and private placements of convertible notes and short-term notes and credit arrangements.

         We had cash of approximately $1.1 million as of September 30, 2002. Cash as of December 31, 2001 was approximately $323,000.

         On August 5, 2002, we entered into an agreement with QLT, Inc. to convert a note we issued to QLT in connection with our acquisition of manufacturing rights to the Optiguide(R) fibers from QLT, in the amount of $835,664 plus accrued interest of $72,691 into 605,570 shares of our Convertible Preferred Stock at the conversion price of $1.50 per share. This reduced our short-term debt, which, including the bank line of credit in the UK and capital equipment leases, was approximately $279,000 and $52,000 as of September 30, 2001 and 2002, respectively. Our long-term debt, in the amount of $936,000, is not due until January 1, 2004.

         Cash used in operations for the nine months ended September 30, 2002 was approximately $6.4 million. This is principally attributable to the paydown of trade payables of approximately $1.5 million and repayment of a customer advance of approximately $300,000 subsequent to completing the private placement offering in connection with the Merger, and prepaid expenses of approximately $500,000 for insurance premiums and other fees. In addition, the low sales volume in 2002 has resulted in excess production capacity. As a result, the Company has had to use its cash resources to cover fixed costs, including rent, salaries, benefits and taxes.

         Cash used in investing activities for the nine months ended September 30, 2002 was approximately $157,000. The net cash used by investing activities was principally related to demo equipment within property, plant and equipment, and software licenses.

         Cash provided by financing activities for the nine months ended September 30, 2002 was approximately $7.1 million. Cash provided by financing activities is attributable to approximately $8.0 million in net proceeds from the sale of Diomed Holdings common stock sold in the private placement offering in connection with the Merger. Subsequent to closing the Merger, the Company repaid the

Promissory Notes issued to two stockholders in October and December 2001 in exchange for bridge loans ($0.7 million), and paid down the Barclays bank line of credit ($0.6 million).

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

         In February 2002, in connection with the Merger, we conducted a private placement offering of common stock. In the private placement, investors subscribed to purchase from Diomed an aggregate of 5 million shares of its common stock at a price per share of $2.00 per share, which resulted in gross proceeds of $10.0 million and net proceeds of approximately $8.3 million. In the Merger, the shares of Diomed common stock issued in the private placement were exchanged for an equal number of shares of Diomed Holdings common stock. After completing the Merger, the Company paid back the $700,000 in convertible promissory notes issued to two of our stockholders who provided bridge financing in October and December 2001, including cumulative interest.

         As to our predecessor corporation, Natexco Corporation:

         On January 23, 2002, Natexco retired and returned to the status of authorized and unissued shares 400,000 shares of common stock owned by Anthony Mulhall, a former director of Natexco.

         On February 5, 2002 Natexco retired and returned to the status of authorized and unissued shares all of the shares of preferred stock owned by R.H. Consulting Group, Inc. and Desert Bloom Investments, Inc., which represented all of Natexco's then outstanding preferred stock. All of such shares of preferred stock were then canceled.

Bank Line of Credit

        During 2001 and 2002, our UK subsidiary has access to a line of credit with Barclays Bank, which is limited to the lesser of (pound)1,200,000 (approximately $1,745,000 at December 31, 2001 and approximately $1,884,000 at September 30, 2002) or 80% of eligible accounts receivable. This line bears interest at 3% above Barclays Bank's base rate (4% at December 31, 2001 and 4% at September 30, 2002), and borrowings are due upon collection of receivables from customers. As of December 31, 2001, borrowings of approximately (pound)601,000 (approximately $874,000) were outstanding, whereas as of September 30, 2002 borrowings of approximately (pound)177,514 (approximately $278,698) were outstanding under this line. The lower balance under the line of credit for the period ended September 30, 2002 is largely due to a decrease in accounts receivable and a change in our customer order policy for financed orders, which we instituted in the third quarter of 2001. Under this new policy, customer orders are generally supported by a letter of credit, advance payment or payment upon installation, which reduces our reliance on our line of credit.

Recent Accounting Pronouncements

         In July 2001, the FASB issued SFAS No. 141, Business Combinations. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Accordingly, we will account for the Merger using the purchase method.

         In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. This statement applies to goodwill and intangible assets acquired after June 30, 2001, as well as goodwill and intangible assets previously acquired. Under this statement, goodwill as well as certain other intangible assets determined to have an infinite life will no longer be amortized; instead, these assets will be reviewed for impairment on a periodic basis. This statement is effective for the first quarter in the fiscal year ended December 2002. The adoption of this new accounting standard did not have a material impact on our financial statements.

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

Item 3.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Within the 90-day period prior to the filing of this report, the Company's principal executive officer and principal financial officer evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) and have concluded, based on such evaluation, that the design and operation of the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-QSB was being prepared.

Changes in Internal Controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company's internal controls. Accordingly, no corrective actions were required or undertaken.

                           Part II: Other Information

Item 2.  Changes in Securities and Use of Proceeds

         During the third quarter of 2002, the Company issued options to purchase up to 3,000 shares of its Class A Stock, and upon conversion of those shares 3,000 shares of its common stock, at a purchase price of $1.04 per underlying share to an employee, and 330 shares of its Class A Stock, and upon conversion of those shares 330 shares of its common stock, at a purchase price of $2.00 per underlying share to two consultants, as follows:

                                                        OPTIONS GRANTED

               OPTIONEE                  (EXPRESSED IN SHARES OF COMMON STOCK)
               ---------                 -------------------------------------

               Employee                                  3,000

               Robert Min (consultant)                     475

               Steven Zimmet (consultant)                   95


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

         On August 5, 2002, we entered into an agreement with QLT, Inc. to (i) resolve a dispute as to the number of shares of stock we issued when we previously-converted note in favor of QLT, and (ii) convert a separate note in favor of QLT. As a result, we issued a total of 696,059 shares of Convertible Preferred Stock to QLT on August 5, 2002, consisting of (i) an additional 90,489 shares of Convertible Preferred Stock in respect of the previously converted note, and (ii) 605,570 shares of Convertible Preferred Stock in satisfaction of the then-outstanding note. The issuance of these shares is discussed further under Item 5, below.

         Diomed issued these shares of Convertible Preferred Stock to QLT in reliance upon the exemption from registration set forth under Section 4(2) of the Securities Act. QLT represented and warranted in writing to Diomed that it is an "accredited investor" within the definition provided by Rule 501 of Regulation D promulgated under the Securities Act, and further acknowledged that, unless and until registered for sale under the Securities Act, such shares may not be transferred or sold in the absence of an applicable exemption from the registration requirements of the Securities Act. Prior to making any offer or sale of the Convertible Preferred Stock to QLT, Diomed had reasonable grounds to believe and believed that QLT was capable of evaluating the merits and risks of the investment and was able to bear the economic risk of the investment represented by the Convertible Preferred Stock.

Item 4.   Submission of Matters to a Vote of Security Holders

In the third quarter of 2002, there were no submissions of matters to a vote of security holders.

Item 5.  Other

Change in Accountants

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

QLT, Inc.

         On August 5, 2002, we settled a potential dispute with QLT, Inc. and converted indebtedness of $835,664 plus accrued interest of $72,691 into Convertible Preferred Stock. The potential dispute arose from our conversion in January 2002 of convertible debt we had issued to QLT in 2000. We issued this convertible debt to QLT when we acquired certain assets, primarily manufacturing rights and inventory related to our OPTIGUIDE/R/ optical fibers product. The total purchase price was $1.2 million. We paid QLT $25,000 in cash and issued to QLT $1,175,000 of convertible debt in the form of two promissory notes. The principal amounts of the promissory notes were $339,336 and $835,664, they were payable within two years from issuance and Diomed had the option of paying them in cash or in stock. In January, 2002, Diomed issued 135,735 shares of its common stock in payment of the first of these notes (in the principal amount of $339,336), based on a conversion price of $2.50 per share. In February 2002, QLT informed Diomed that it disagreed with the per share conversion price Diomed had used in calculating the number of shares issued to QLT.

         From that time, we engaged in discussions with QLT to resolve the dispute amicably, and on August 5, 2002, we entered into an agreement with QLT whereby in effect we re-valued the conversion price of the first promissory note to $1.50 per share, and converted the second promissory note into Convertible Preferred Stock at the conversion price of $1.50 per share. In so doing, the Company (i) issued 90,489 shares of Convertible Preferred Stock in respect of the first promissory note, and (ii) issued 605,570 shares of Convertible Preferred Stock in satisfaction of the second promissory note. In consideration for our issuance of these shares, QLT released us from any claims under both of these promissory notes, as well as a related registration rights agreement and relevant portions of the 2000 OPTIGUIDE(R) asset purchase agreement.

Chairman of the Board

         On August 5, 2002, Mr. James Arkoosh, the Company's Chairman of the Board, informed the Company of his intention to retire at the end of this year, and has tendered his resignation as our chairman and a director, effective December 31, 2002.

Natexco Corporation Annual Report

         On October 22, 2002, the Company, at the request of the Securities and Exchange Commission ("SEC") in connection with the approval of its Registration Statement initially filed with the SEC on June 18, 2002, filed an annual report on Form 10-KSB/A for Natexco Corporation, to which the Company is a successor registrant, for the fiscal year ended December 31, 2001.

Registration Statement and Issuance of Common Stock

         On October 24, 2002, the SEC declared effective Diomed's Registration Statement, which was initially filed with the SEC on June 18, 2002. This registration statement registers for resale by the selling stockholders named therein a total of up to 20,919,470 shares of common stock. The Company will not receive any proceeds from the sale of common stock by the selling stockholders.

         The shares registered under this registration statement include 5,000,000 shares of common stock purchased on February 14, 2002 by investors in a private placement offering. The terms of that offering provided that the Company would use its reasonable best efforts to both file the registration statement within 120 days and obtain an approved registration statement within 240 days. The terms also provided that the Company would be required to issue additional shares to each of the private placement investors at the rate of 1% of the private placement shares purchased on February 14, 2002 for each month or portion of each month after the 240 day period during which the Company did not obtain an effective registration statement covering the shares purchased in the private placement.

         The Company met its initial filing obligation, and responded in a timely and diligent fashion to all of the SEC's questions and requests during the review process. However, as a result of the lengthy approval process by the SEC, the Company was unable to obtain an effective registration statement within the 240 day period anticipated by the terms of the private placement, (or, by October 13, 2002), and accordingly, as of October 24, 2002, we issued an aggregate of 50,000 additional shares of common stock to the February 14, 2002 private placement investors. We filed a short-form registration statement regarding these additional 50,000 shares on November 1, 2002, which became effective immediately upon its filing.

Investor Relations Group, Inc.

         In April 2002, we entered into an agreement with The Investor Relations Group, Inc. ("IRG") for investor relations and public relations services. In connection therewith, we granted to IRG Options to purchase up to 150,000 shares of Class A Stock at an exercise price of $5.35 per share. These Options were not granted under the 2001 Plan, but are subject to the terms and conditions of the 2001 Plan as if granted thereunder. IRG's Options shall vest and become exercisable ratably at the end of each month beginning May

2002, over 24 months (1/24 per month) from April 2002, when IRG began providing services to us, so long as our agreement with IRG remains in effect, and these Options shall expire on the earlier of 48 months from the date of the IRG agreement or 24 months after the termination of the IRG agreement. Any unvested Options shall terminate upon the termination of the IRG agreement.

         The Company gave written notice to IRG stating that effective November 31, 2002, the Company is terminating the agreement for investor relations and public relations services in an effort to reduce its operating expenses. Going forward, investor relations and public relations initiatives will be managed in-house. As of November 31, 2002, IRG will have stock options to purchase up to 43,750 shares of Class A Stock at an exercise price of $5.35 per share by or on October 31, 2004.

Item 6.       Exhibits and Reports on Form 8-K

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

            On August 6, 2002, the Company filed a Current Report on Form 8-K in connection with its change in auditors on August 5, 2002 from Arthur Andersen, LLP to BDO Seidman, LLP.

            On October 11, 2002, the Company filed a Current Report on Form 8-K to describe the current status of the independent accountants performing audit services on behalf of the Company. The Company's independent accountant is BDO Seidman, LLP ("BDO"). Accordingly, BDO will audit the Company's annual financial statements for the period ending December 31, 2002, and will review the Company's interim quarterly financial statements. In addition, the Company engaged Spicer, Jeffries & Co. for the limited purpose of auditing the financial statements as of December 31, 2001 of Natexco Corporation, to which the Company is a successor registrant. Spicer's engagement was limited to conducting an audit of Natexco's financial statements for 2001 and issuing a report thereon. BDO will continue to act as the independent accountant for the Company.

            On October 22, 2002, the Company filed a Current Report on Form 8-K with an attached Exhibit 99.1 as the Descriptive Memorandum of Diomed Holdings, Inc. The Descriptive Memorandum contains certain information regarding the business, operations and management of Diomed Holdings, Inc., as of March 29, 2002 or such earlier date as referenced therein. The Company filed this Descriptive Memorandum to make readily available information regarding the Company, given that the Company contemporaneously filed an Annual Report on Form 10-KSB/A for 2001, which provided information regarding Natexco Corporation, to which the Company is a successor registrant.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                         Diomed Holdings, Inc.
                         (Registrant)

                         By: /s/ Peter Klein

                         Name:   Peter Klein

                         Title:  President and Chief Executive Officer,
                                 Director

                         Date:  November 14, 2002

                         By:  /s/  Lisa M. Bruneau
                         Name:  Lisa M. Bruneau

                         Title: Principal Financial Officer, Vice President,
                                Finance, Secretary and Treasurer

                         Date:   November 14, 2002

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO 18 U.S.C 1350, AS ADOPTED AND THE REQUIREMENTS OF SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Peter Klein, Chief Executive Officer and President of Diomed Holdings, Inc. (the "Company") do hereby certify that:

1. I have reviewed this Quarterly Report on Form 10-QSB of the Company;

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the period presented in this Quarterly Report;

4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

          b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

          c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                       /s/ Peter Klein
                                       Peter Klein
                                       President and Chief Executive Officer

November 14, 2002


CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO 18 U.S.C 1350, AS ADOPTED AND THE REQUIREMENTS OF SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Lisa M. Bruneau, Principal Financial Officer of Diomed Holdings, Inc. (the "Company") do hereby certify that:

1. I have reviewed this Quarterly Report on Form 10-QSB of the Company;

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the period presented in this Quarterly Report;

4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

          b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

          c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                               /s/ Lisa M. Bruneau
                               Lisa M. Bruneau
                               Principal Financial Officer

November 14, 2002