Form 10KSB
period 2002-12-31
DIOMED HOLDINGS INC
filed 2003-03-31
CIK 1074874

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to                         .

Commission file number [000-            ]

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [    ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenues for the fiscal year ended December 31, 2002 were $5,556,000.

The aggregate market value of the voting Common Stock, par value $.001 per share, held by nonaffiliates of the Registrant as of March 21, 2003 was approximately $1,605,000 (based on a total of 13,377,390 shares of Common Stock held by nonaffiliates and the closing price of $0.12 per share on the American Stock Exchange on March 21, 2003, and excluding securities convertible into Common Stock).

As of March 21, 2003, the Registrant had outstanding 16,569,261 shares of Common Stock, par value $0.001 per share (excluding securities which, subject to applicable conditions, are convertible into shares of Common Stock, as described in Part II, Item 5 of this Annual Report). Pursuant to its discretion under the terms of the Class A Convertible Preferred Stock, par value $0.001 per share, the board determined to cause all of the outstanding shares of Class A Stock to convert into common stock as of March 31, 2003. As a result, the 13,142,488 shares of Class A Stock outstanding immediately prior to the opening of business on March 31, 2003 will be automatically converted into common stock on March 31, 2003. After this accelerated conversion occurs, there will be 29,711,749 shares of common stock outstanding and no Class A Stock outstanding.

DIOMED HOLDINGS, INC. AND SUBSIDIARIES

Annual Report on Form 10-KSB

For the Year Ended December 31, 2002

- i -

Part I

Item 1. Description of Business.

In this Annual Report, the terms “Company” and “Diomed Holdings” both refer to Diomed Holdings, Inc. The term “Diomed” refers to the Company’s principal subsidiary, Diomed, Inc. and its consolidated subsidiaries. We use the terms “we,” “our,” and “us” when we do not need to distinguish among these entities or their predecessors or when any distinction is clear from the context.

Overview of Diomed Inc.’s Business

We carry on our business primarily through our wholly-owned subsidiary, Diomed, Inc.

We specialize in developing and commercializing minimal and micro-invasive medical procedures that use our laser technologies, optical fiber and other related and disposable products. Minimal and micro-invasive medical procedures typically result in reduced pain and scarring, shorter recovery periods and increased effectiveness compared to traditional surgical procedures. Most of the pain associated with traditional surgical procedures results from the slicing of the layers of skin and muscle tissue, which also takes time to heal. Doctors can reduce this problem by using minimal and micro-invasive procedures instead of traditional surgical treatments. We therefore believe that there will be increased interest and growth in minimal and micro-invasive procedures. Our objective is to participate in this growth by providing clinical applications using our lasers and disposable products that would allow physicians, clinics and hospitals to expand the use of minimal and micro-invasive techniques to treat their patients’ medical conditions.

In developing and marketing our products, we aim to obtain strong commercial advantages over our competitors by using proprietary technology, by gaining governmental approvals for our products’ clinical applications in advance of our competitors and by negotiating exclusive commercial arrangements. To optimize our revenues, we focus on medical procedures that require the health care provider to own our equipment and also purchase our disposable products, such as optical fibers. Disposables are important to our business because they enable us to generate recurring revenue. We sell our products to hospital and office-based physicians, including specialists in interventional-radiology, vascular surgery, phlebology, oncology, gynecology and dermatology.

Utilizing our proprietary technology in certain methods of synchronizing diode light sources and in certain optical fibers, we currently focus on endovenous laser treatment (our EVLT™ product line) for use in varicose vein treatments, photodynamic therapy (our PDT product line) for use in certain cancer treatments and on a diverse range of other clinical applications. Using high power semiconductor diodes as their energy source, our diode lasers combine clinical efficacy, operational efficiency and cost effectiveness in a versatile, compact, lightweight, easy-to-use and easy-to-maintain system.

During 2002, we generated approximately 62% of our revenues from sales of laser devices and systems and approximately 38% of our revenues from disposable items, such as fibers, and other accessories and services. Historically, the majority of our revenues are the result of sales outside the United States (mostly in the United Kingdom and elsewhere in Europe, as well as in the Asia-Pacific region). For example, in 2001, approximately 51% of our revenues were generated overseas. However, in 2002, approximately 45% of our revenues were generated overseas. We had greater sales in the US in 2002 than in previous years, and we expect to have greater sales in the US in 2003 and beyond. This shift occurred because in January, 2002, we received approval from the US Food and Drug Administration, or “FDA,” for endovenous laser treatment using EVLT™, and began marketing our EVLT™ product line in the US at that time. The US represents the single largest market for EVLT™.

Diomed was incorporated on December 24, 1997 in the State of Delaware. On June 23, 1998, Diomed succeeded to the business of Diomed, Ltd., a company formed under the laws of the United Kingdom in 1991. It did so by offering to issue shares of Diomed on a one-to-one exchange basis to the holders of the shares of Diomed Ltd. As a result of the exchange, Diomed became the owner of 100% of the outstanding shares of Diomed Ltd., and Diomed Ltd. became a wholly-owned subsidiary of Diomed. Diomed Ltd. continues to operate in the United Kingdom. Its chief activities are product development, manufacturing, international sales and marketing. Also, on

June 23, 1998, we acquired the business of Laserlite LLC, a US-based distributor of aesthetic laser systems, by issuing Diomed shares in exchange for the outstanding membership interests of Laserlite.

Since its inception in 1991 in Cambridge, England, Diomed has focused on the development of medical diode lasers. Our patented technology is capable of bending light from many diodes simultaneously and concentrating them into a very small opening, such as a small optic fiber. Our proprietary diode laser technology has made it possible to simplify and minimize certain medical procedures. Utilizing its core competency in diode light sources and optical fibers, Diomed pioneered the development of diode lasers for medical applications, first with PDT and later with EVLT™.

Diomed’s management team focuses on developing and marketing solutions that address serious medical problems that have significant markets. This determination is based upon the number of procedures that may be conducted in a market during a three-to-five year time period, the revenue the Company projects it would receive for this type of procedure and an appropriate discount factor. Currently, EVLT™ applications fall within this guideline, and we believe that PDT may have the potential to do so as well.

In November 2000, to enter the disposable market segment of its laser business, Diomed acquired the medical fiber business of QLT, Inc., a company based in Vancouver, British Columbia. Diomed acquired QLT’s rights to manufacture and market OPTIGUIDE® fibers that were developed for use in photodynamic therapy cancer treatments and the distribution rights to customers of Laserscope and Coherent, Inc., two manufacturers of medical laser devices. In the fourth quarter of 2000, we also created FibersDirect.com. FibersDirect.com is a US business unit that acts as a direct marketing conduit by providing on-line information for certain available products and an e-mail link to our sales staff. FibersDirect.com enables distribution of fibers directly from the manufacturer to the end-user. The resulting savings in distribution costs can significantly contribute to both lower prices for end-users, and increased profitability and margins for us. Our OPTIGUIDE® fibers used in PDT cancer treatments are promoted via FibersDirect.com.

Overview of Diomed Holdings, Inc.’s Historical Business

Diomed is now a subsidiary of Diomed Holdings, Inc., a corporation originally formed under the laws of the State of Nevada on March 3, 1998 under the name Natexco Corporation (“Natexco”). On February 11, 2002, Natexco changed its name to Diomed Holdings, Inc. On February 14, 2002, Diomed Holdings acquired Diomed pursuant to the terms of an Agreement and Plan of Merger, which we refer to as the “Merger Agreement.” In this Annual Report, we refer to the merger that occurred on February 14, 2002 under the Merger Agreement as the “Merger.” As a result of the Merger, Diomed became a wholly-owned subsidiary of Diomed Holdings, and the future business of Diomed Holdings now is principally the business of Diomed. Accordingly, except for this section of this Annual Report or as otherwise indicated, the discussion of our business relates to Diomed’s business. For details, see “Diomed Merger and Private Placement of Common Stock – February 14, 2002” and “Description of Securities – Recent Sales of Unregistered Securities.”

Migratory Merger

In April 2002, the board of directors of the Company determined that it was in the best interests of the Company and its stockholders for the Company to change its state of incorporation from Nevada to Delaware. On May 13, 2002, after obtaining stockholder approval, the reincorporation was effected by a merger transaction (the “Migratory Merger”). As a result of the Migratory Merger, each share of common stock of Diomed Holdings (Nevada) outstanding as of the date of the consummation of the Migratory Merger was converted into one share of common stock of Diomed Holdings (Delaware) and each share of Class A Stock of Diomed Holdings (Nevada) was converted into four shares of Class A Stock of Diomed Holdings (Delaware). The rights and privileges of the common stock and the Class A Stock of Diomed Holdings (Delaware) are virtually identical to those of the common stock and Class A Stock of Diomed Holdings (Nevada), other than a one for four exchange of shares of Class A Stock of Diomed Holdings (Nevada) for shares of Class A Stock of Diomed Holdings (Delaware), and a reduction in the number of votes from four votes per share for Class A Stock of Diomed Holdings (Nevada) to one vote per share for Class A Stock of Diomed Holdings (Delaware). For details, see “Migratory Merger – May 13, 2002” and “Description of Securities – Recent Sales of Unregistered Securities.”

Recent Developments

Following the close of fiscal year 2002, the Company’s board of directors elected James A. Wylie, Jr. as a member of the Board and appointed him as president & chief executive officer of the Company. Mr. Wylie assumed his current position on January 13, 2003, replacing Mr. Peter Klein who resigned to pursue personal interests. Mr. Klein has remained as an active member of the board of directors.

Mr. Wylie has over 30 years of global executive experience and has provided strategic advisory and management services to companies in the medical device, healthcare, chemical and telecommunications industries, and has also held various interim executive management positions at companies in the medical device and healthcare industries. He was initially engaged by the Company on December 2, 2002 to provide strategic consulting services to the board of directors and operating management. As a result, Mr. Wylie assumed his new position with a solid understanding of the Company’s technology, operations, personnel, competitive environment and business strategies. This knowledge provided for a rapid transfer of responsibility and minimized any interruption to vital corporate programs.

Concurrent with the election of Mr. Wylie, the board elected Geoffrey H. Jenkins as chairman of the Company’s board of directors. Mr. Jenkins has over 25 years of management experience in consumer and professional healthcare products and companies. Mr. Jenkins has been an active member of the board since the spring of 2001. Mr. Jenkins replaced the Company’s former chairman, James Arkoosh, who resigned from the board at the end of 2002.

On March 13, 2003, the board of Directors elected two additional members to the board, both of whom joined the Audit Committee: David B. Swank and Gary Brooks. Mr. Swank will assume the role of Audit Committee chairman. Both have extensive corporate finance, business development and operating experience. The addition of these new directors increases the size of the board of directors to eight members.

As part of the business strategy of the Company’s new management, we are implementing a number of critical initiatives to strengthen the financial viability of the Company. We are engaged in negotiations to appoint an investment banking firm (with which we have no prior relationship) to act as our exclusive financial advisor. If so appointed, this firm will provide advice relating to our capital structure and will explore raising additional capital through an equity financing transaction. We have not as yet committed to engage this firm, and even assuming that we do, our success in achieving these objectives cannot be assured. Because the board of directors determined that the effect of the incremental conversion of Class A Stock into common stock would impair the Company’s ability to procure additional equity investment, pursuant to its discretion under the terms of the Class A Stock, the board determined to cause all of the outstanding shares of Class A Stock to convert into common stock as of March 31, 2003.

In February 2003, we received regulatory approval from Health Canada, allowing us to immediately market EVLT™ for the treatment of varicose veins in the Canadian market. We entered into a distribution agreement with Sigmacon Health Products Corporation of Toronto, Canada whereby Sigmacon will distribute EVLT™ lasers and disposable kits on the Company’s behalf.

Business Strategy

We offer an integrated clinical solution with two key components: a laser and a disposable procedure kit. In addition, we sell lasers and optical fiber for a variety of medical applications directly to physicians, distributors and on an OEM basis. This strategy involves the following major components:

Full service differentiation to maximize revenue and market share

Diomed’s revenues are generated from the sale of products and services. In 2002, in the U.S., we launched our EVLT™ product line, after receiving FDA clearance in January 2002. In mid 2002, we established a direct sales force dedicated to this effort. In the US, our sales force concentrates on selling our EVLT™ products and also our PDT product line. We also use a network of independent sales representatives to supplement our direct sales force. Our direct sales force is well trained and versed in selling EVLT™ as a complete clinical solution for the treatment of varicose veins. Our clinical solution includes not only the laser and disposable procedure kits or single fiber used by physicians in patient EVLT™ treatments, but also includes physician training and practice management tools which we provide to help physicians develop and manage the business of promoting EVLT™ as a minimally invasive treatment option for patients suffering from varicose veins. International sales are managed through a global network of third party sales agents and distributors. We also take advantage of existing professional relationships and new opportunities to sell PDT lasers and disposable fiber for photodynamic therapy and to manufacture laser and disposable items for third parties for other clinical uses.

Strategic partnerships to enhance customer reach

Diomed has established strategic partnerships with some of the world’s leading photodynamic therapy drug companies, including Axcan Pharma, Inc., to bring new treatments to market. We also have ongoing relationships with other PDT companies, such as QLT, Inc., Pharmacyclics, Inc. and DUSA Pharmaceuticals, Inc., although the underlying products being developed by these companies have not yet gained regulatory approval required for commercialization of their products used in conjunction with ours, and regulatory approval is not assured. In addition, we maintain original equipment manufacture, or OEM, relationships with Olympus ProMarketing, Inc., among others. Our strategy is to create long-term and exclusive working relationships that increase laser applications and revenue potential through the sale of Diomed’s lasers and disposables where possible. For example, in November, 2000 we entered into a five-year exclusive agreement with Axcan Pharma to supply PDT and OPTIGUIDE® for Axcan Pharma’s product, Photofrin®, which Axcan Pharma is developing for treatment of late stage lung cancer and esophageal cancer, as well as the treatment of Barrett’s Esophagus, a precursor to esophageal cancer. Although we expect that these relationships will contribute to the future growth of the Company, the timing and level of these contributions is unclear. Accordingly, we have focused our near-term investment in the commercialization of EVLT™, where the Company has established a strong market position. We expect that revenue derived from our relationships with these PDT partners will be less than EVLT™ revenue for the foreseeable future.

Research and development to enhance efficiencies and product effectiveness

We have an internal research and development staff and from time to time have used outside experts to assist us in our development program. Historically, our research and development efforts concentrated on the development of clinical applications and solutions for our lasers and related delivery systems. Through our past efforts, we have created our EVLT™ and PDT product lines. Although current research and development activities are directed at enhancing laser and fiber manufacturing efficiency and functional effectiveness of our EVLT™ product line, we are continuously evaluating new clinical applications and solutions for our lasers and delivery systems.

The Company’s research and development expenditures were approximately $1.2 million, or, 16% of sales, for the year ended December 31, 2001 and approximately $0.9 million, or, 17% of sales, for the year ended December 31, 2002.

Key acquisitions to enhance profitability

We survey future acquisition targets, including fiber and diode manufacturers, for the purpose of creating a one-stop laser and fiber business, with a focus on increasing profit margins. We continue to be interested in entertaining attractive opportunities. We have not completed any material acquisitions since acquiring the rights to manufacture OPTIGUIDE® fiber from QLT, Inc. in November 2000.

Risk Factors

We are an emerging growth business that develops, manufactures and sells laser-based medical devices and related disposables in the United States and elsewhere in the world. We describe below certain risk factors that are associated with the nature of our business, our focus and our mission. If any of the following risks actually occur, they may adversely affect our business, the results of our operations, our cash flows or our ability to achieve our business objectives.

OUR BUSINESS HAS NOT BEEN PROFITABLE IN THE PAST. WE WILL NEED ADDITIONAL FUNDS TO CONTINUE OUR OPERATIONS IN THE FUTURE. IF WE DO NOT CREATE INTERNAL POSITIVE CASH FLOW OR OBTAIN ADDITIONAL FUNDING, WE COULD BE FORCED TO REDUCE OR CEASE OPERATIONS.

We will need additional resources to fund the growth, acquisitions and working capital that our business plan envisions. The timing and amount of our future capital requirements will depend on many factors, including:

•	the scope and results of preclinical studies and clinical trials;

•	the time and costs involved in obtaining regulatory approvals;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;

•	the costs involved in any potential litigation;

•	competing technological and market developments;

•	our ability to establish additional collaborations;

•	changes in existing collaborations;

•	our dependence on others for development of our potential products;

•	the cost of manufacturing, marketing and distribution; and

•	the effectiveness of our activities.

In December 2002, the Company completed a $2.0 million bridge financing, provided by an affiliated shareholder, in the form of convertible Notes due January 1, 2004. To fund its operations in 2003, the Company will need to complete an additional debt or equity financing or put in place a credit facility to supplement the Company’s commercialization of EVLT™. The Company anticipates it will have access to additional funding sources from affiliated shareholders and new private and institutional investors. The Company is engaged in negotiations to appoint an investment banking firm (with which the Company has no prior relationship) as its exclusive financial advisor to provide advice relating to the Company’s capital structure and to explore raising additional capital through an equity financing. The Company anticipates completing a financing transaction by the end of the second quarter of 2003. The Company will require the proceeds of any such financing, together with its current cash resources, to continue as a going concern, and will use these proceeds to fund its operations and commercialize its products in 2003. However, additional financing may not be available on acceptable terms or at all. The inability to obtain additional financing would cause the Company to reduce or cease operations, sell all or a portion of its assets, seek a sale of the Company or enter into a business combination with a third party. As a result of additional financing needed to support operations in 2003, the Company received the report of its independent certified public accountants, relating to the Company’s 2002 financial statements, which contains an explanatory paragraph stating substantial doubt about the Company’s ability to continue as a going concern.

WE HAVE A HISTORY OF SIGNIFICANT OPERATING LOSSES. WE MAY NOT EVER ACHIEVE OR MAINTAIN PROFITABILITY.

We have incurred significant operating losses since our inception, and, as of December 31, 2002, we have accumulated operating losses of approximately $39.5 million. We may continue to incur significant operating losses over the next few years, depending largely upon the commercial success of EVLT™. We will need to earn revenues in excess of our losses to become profitable and we may be unable to do so. If we do not become profitable, the value of our common stock may decline.

Our operating losses may increase as we continue to incur increasing costs for research and development, regulatory, sales and marketing, manufacturing and general corporate activities. Our ability to achieve profitability depends upon our ability, alone or with others, to successfully complete the development of our proposed applications, obtain required regulatory clearances and sell our products at profitable prices.

WE MAY NEED TO EXPAND OUR EXISTING MANUFACTURING AND MARKETING CAPABILITIES.

Our marketing, distribution and sales capabilities, or our current or future arrangements with third parties for these activities, may not be adequate for the successful commercialization of our products.

To be successful, we must manufacture our products in commercial quantities and at acceptable costs as per the requirements of current Good Manufacturing Practices, known as “GMPs,” of the FDA, and the applicable standards of other regulators. We currently have the capacity to manufacture products at certain commercial levels within existing GMPs. Future regulatory clearances by the FDA and other regulatory agencies could result in the need to expand manufacturing operations. If we expand our manufacturing capabilities, we would need to spend substantial funds, hire and retain significant additional personnel and comply with extensive regulations. If we are not able to expand our manufacturing capabilities, or are unable to continue to comply with GMPs, our ability to grow and to maintain our competitiveness in the industry may be significantly hindered.

WE RELY ON OUR AGREEMENTS WITH OUR SUPPLIERS. IF WE FAIL TO MAINTAIN OR ESTABLISH THESE AGREEMENTS, WE MAY NOT BE ABLE TO OBTAIN MATERIALS THAT ARE NECESSARY TO DEVELOP OUR PRODUCTS AND THEIR APPLICATIONS.

We depend on outside suppliers for certain raw materials and other components for our products. During 2002 we changed our principal supplier of diodes which we use to manufacture our laser products, and in 2002 we continued to use our principal suppliers of materials we use to manufacture fibers. Raw materials or components that we need may not always be available at our standards or on acceptable terms, if at all, and we may be unable to get alternative suppliers or produce needed materials or components on our own. If we cannot obtain these raw materials or components, we may be unable to produce our products in sufficient quantities to meet our customers’ needs. We may also be unable to develop new products and applications and conduct clinical trials. This will, in turn, hinder our ability to obtain regulatory approval of these applications, thereby impairing our ability to expand our markets or create products for new treatments.

THERE ARE SUBSTANTIAL CONCERNS REGARDING SAFETY AND HEALTH IN THE US MEDICAL PRODUCTS INDUSTRY. WE MAY NOT HAVE ADEQUATE PROTECTION AGAINST PRODUCT LIABILITY OR RECALL, AND WE MAY HAVE TO PAY A SIGNIFICANT AMOUNT OF MONEY ON LIABILITY CLAIMS OR RECALLS.

Testing, manufacturing and selling medical products and applications entails significant inherent, industry-wide risks of allegations of product liability. The use of our products in clinical trials and the sale of our products may expose us to liability claims of patients or others who use our products in connection with clinical trials or sales of treatments offered by our customers. We currently carry insurance against these risks in an amount we believe to be appropriate.

A successful product liability claim could materially adversely affect our cash flows and our ability to meet the costs of developing our products and their clinical applications. Defense of these claims could also entail significant expense and divert the attention of our management and personnel from other activities.

IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS, OUR BUSINESS COULD BE ADVERSELY AFFECTED.

We rely on a combination of patents, licenses, trade secrets and know-how to establish and protect our proprietary rights to our technologies and products. As of March 1, 2003, Diomed held patents in the US and in foreign countries for the following inventions we use in our laser devices and systems:

•	solid state laser diode light source;

•	high power light source;

•	peltier-cooled apparatus; and

•	medical spacing guide.

Of these patents, four are principal patents and 20 are counterparts of the principal patents filed in different jurisdictions. These patents expire at various times from 2011 to 2018.

In the second quarter of 2002 we determined that one historical invention was no longer necessary in our business and that certain country-specific patent registrations were no longer necessary in our business. As a result we abandoned patent registrations relating to these inventions in the US and abroad, resulting in an aggregate reduction of 22 patents (one of which was the principal patent related to that invention and the remainder of which were counterparts of that principal patent filed in different jurisdictions).

In addition to the foregoing patents which Diomed owns, we also license certain patented technology. We license technology for the process used by physicians in performing procedures using EVLT™ on a non-exclusive basis from one of its inventors. A US patent was granted for this technology in June 2002. We also sub-license technology used in our OPTIGUIDE® fiber optic diffuser used in PDT applications on a non-exclusive basis from the licensee. See the risk factor captioned “We license some of the technology we use from third parties, and we may lose our rights to use some or all of this technology,” and in the “Description of Business – Patents, Trademarks and Proprietary Technology” for more information regarding these licenses.

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

While we do not believe that any of our products infringe the intellectual property of third parties, we may be unaware of intellectual property rights of others that may be used in our technology and products. Third parties may claim that we are infringing their intellectual property rights. Third parties may also claim that our patents have been improperly granted and may seek to invalidate our existing or future patents. Although we do not believe that any of our active patents should be subject to invalidation, if any claim for invalidation prevailed, the result could be greatly expanded opportunities for third parties to manufacture and sell products that compete with our products. Litigation or other challenges regarding our patents or other intellectual property could be costly and time consuming and could divert our management and key personnel from our business operations. Claims of intellectual property infringement might also require us to enter into costly royalty or license agreements. However, we may not be able to obtain these agreements on terms acceptable to us, or at all. We also may be subject to significant damages or injunctions against development and sale of our products. Infringement claims, even if not substantiated and unsuccessful, could result in significant legal and other costs and may be a distraction to management.

WE LICENSE SOME OF THE TECHNOLOGY WE USE FROM THIRD PARTIES, AND WE MAY LOSE OUR RIGHTS TO USE SOME OR ALL OF THIS TECHNOLOGY.

The termination of licenses we now have for some of the technology we use could enable competitors to offer products similar to ours, which would reduce our competitive advantage. We currently have two technology licenses that are material to our business. The first is a non-exclusive license for patented process technology that physicians use when performing EVLT™ procedures. This license was granted to us by one of the inventors of this technology. This license is royalty free and perpetual for the term of the patent governing this technology. The licensor has agreed not to license this process technology to third parties if we do not breach our obligations under the license. The second is a sublicense for patented technology we currently use in our OPTIGUIDE® fiber optic diffuser. Our sublicense for this technology is non-exclusive, but the licensor is subject to a non-competition agreement that prohibits the license of the technology to any third party for a period of three years, ending on October 16, 2003. The term of this sublicense is for the term of the primary exclusive license from the patent owner to our licensor, which is perpetual for the term of the patent. See “Description of Business – Patents, Trademarks and Proprietary Technology” for more information regarding these licenses.

These two licenses and others that we hold may be terminated or restricted by the licensors if we fail to perform or comply with material terms of the license agreement, such as failing to make royalty payments, or in the case of the sublicense, meet minimum sales quotas. The termination of these licenses could have a material adverse effect on our business because we may not have access to items we need to sell our products. If that occurs, we may need to find alternative sources for the licensed technology, and we may be unable to do so on reasonable terms, if at all. Additionally, after termination of a license, or if restrictions on licensing to third parties lapse, the licensor could grant licenses to our competitors to use the licensed technology.

WE MAY NOT BE ABLE TO ATTRACT AND RETAIN KEY PERSONNEL AND CONSULTANTS. IF WE FAIL TO DO SO, WE MAY NOT BE ABLE TO DEVELOP OUR APPLICATIONS.

Our success depends in large part on our ability to attract and retain highly qualified management and other personnel. We depend upon the principal members of our management team, key employees, staff and consultants that we engage from time to time. Competition for this talent is intense, and we may not be able to continue to attract and retain this talent. If we are unable to attract and retain skilled personnel, our business will suffer.

We have limited resources to attract and retain personnel. Our ability to compensate and incentivize management and employees depends on our financial resources and the availability of equity compensation. We anticipate increasing the number of stock options available under our stock option plan to allow for this form of compensation, but contemplated increase in stock options will require stockholder approval, and we cannot be assured that our stockholders will give their approval. In addition, our directors and senior officers are likely to require the Company to maintain directors and officers insurance at comparable levels to that which we have had in the past. This type of coverage has become increasingly difficult to obtain and the premiums for this coverage have increased significantly recently. Our current directors and officers insurance policies provide this coverage through February 2004. If we are unable to provide adequate compensation or are unable to obtain sufficient directors and officers insurance coverage, we may not be able to attract or retain key personnel.

The flow of our operations may also be disrupted by personnel changes and hiring and training new personnel will entail costs and divert our resources and attention from revenue-generating efforts. Furthermore, our consultants may be affiliated with or employed by other parties, and some have consulting or other advisory arrangements with other entities that may conflict or compete with their obligations to us. Inventions or processes discovered by these persons will not necessarily become our property. If we are unable to find alternative talent, we will not be in a position to avoid or negotiate against these conditions.

WE MAY SUFFER LOSSES OR ENCOUNTER OTHER PROBLEMS AS A RESULT OF FUTURE BUSINESS COMBINATIONS AND ALLIANCES.

We may expand our operations and market presence by entering into business combinations, joint ventures, co-branding or other strategic alliances with other companies. These transactions create risks, such as:

•	difficulty in assimilating the operations, technology and personnel of the combined companies;

•	the disruption or our ongoing business, including loss of management focus on existing businesses and other market developments;

•	problems retaining key technical and managerial personnel;

•	expenses associated with the amortization purchased intangible assets;

•	additional operating losses and expenses of acquired businesses; and

•	impairment of relationships with existing employees, customers and business partners; and, additional losses from any equity investments we might make or the assumption of liabilities from third parties that we combine with.

We may not succeed in addressing these risks, and we may not be able to make business combinations and strategic investments on terms that are acceptable to us. In addition, any business we may acquire may incur operating losses.

WE ARE SUBJECT TO UNCERTAINTIES REGARDING HEALTH CARE REIMBURSEMENT AND REFORM. IF OUR PRODUCTS AND THEIR APPLICATIONS ARE NOT ROUTINELY COVERED BY MEDICAL INSURANCE, THEN WE MAY BE UNABLE TO ACHIEVE MARKET ACCEPTANCE OR GENERATE REVENUES.

Various health care providers and third party payors may refuse to cover our products and/or their particular medical applications. If the patients who use our treatments do not obtain coverage, patient demand for our applications may decrease and as a result, physicians may not purchase our products. Our ability to commercialize our products successfully depends, in part, on the extent to which third parties make reimbursement available for these products and related treatments. These third parties include collaborative partners, government health administration authorities, private health insurers, managed care entities and other organizations. Increasingly, these payors are challenging the price of medical products and services and establishing protocols and formularies, which effectively limit physicians’ ability to select products and procedures. Uncertainty exists as to the reimbursement status of health care products, especially innovative technologies. Additionally, reimbursement coverage, if available, may not be adequate for us to achieve market acceptance of our products or to maintain price levels sufficient for us to realize an appropriate return on our products.

We believe that, if the treating physician is knowledgeable about the reimbursement system and obtains preapproval, then typically health insurance payors will reimburse patients for EVLT™ and PDT procedures. However, we have formed this view based on a limited amount of experience, in particular with respect to EVLT™ which received FDA clearance only in January 2002. Payors may also decide not to continue covering our products or the applications of our products. Payors may also impose more onerous reimbursement procedures that have the effect of reducing the rates of reimbursement, the amount reimbursed or both. Although we believe that there would remain a substantial market for varicose vein treatment using EVLT™ on a private-pay, non-reimbursed basis, there is not a sufficient level of experience to determine the actual level of this market, and if we overestimated the actual size of the private pay market, our sales may not meet our projections.

Further, part of our strategy depends on our collaborative partners, for example, a drug company that uses our lasers in connection with its drug for a PDT application. As a result, our ability to commercialize our products may be hindered if cost control initiatives such as reducing reimbursement rates or amounts adversely affect our collaborators or the clinical applications they market or are seeking to develop.

FAILURE TO OBTAIN PRODUCT APPROVALS OR COMPLY WITH ONGOING GOVERNMENTAL REGULATIONS COULD ADVERSELY AFFECT OUR ABILITY TO MARKET AND SELL OUR CLINICAL APPLICATIONS AND COULD RESULT IN NEGATIVE CASH FLOWS.

We have been successful in receiving the clearances for the products listed below along with their indications for use:

Product	Indication for Use
EVLT™ kit and D15 plus diode laser	Closure of the Greater Saphenous Vein with reflux of the thigh
Diomed D15 plus and D30 plus diode lasers	Open and endoscopic surgical procedures in fields such as urology, gastroenterology, gynecology and neurosurgery; applications include treatment of vascular lesions and pigmented lesions
Diomed 630 PDT	Combination PMA for Photofrin® used in palliation of esophageal cancer and endobronchial non-small cell lung cancer
EVLT™ kit and D15 plus and D30 plus diode lasers	Treatment of varicose veins and varicosities associated with the superficial vein reflux of the Greater Saphenous Vein

The production and marketing of our products and our ongoing research and development, preclinical studies and clinical trial activities are subject to extensive regulation and review by numerous governmental authorities in the United States, including the FDA, and similar regulatory agencies in other countries. Before we can market them, most medical devices that we develop, and all of the drugs that are used in conjunction with those devices, must undergo rigorous preclinical studies and clinical trials and clear an extensive regulatory approval process administered by the FDA and comparable foreign authorities. These processes involve substantial costs and can often take many years. As a result of the required up front costs for regulatory approval and relatively long time between developing a product and being able to sell it and generate revenue, we may incur negative cash flows. Regulations provide that failure to comply with the applicable requirements can, among other things, result in non-approval, suspensions of regulatory approvals, fines, product seizures and recalls, operating restrictions, injunctions and criminal prosecution. We have limited experience in performing regulatory activities, we have limited resources available for handling regulatory matters, and we rely on our collaborative partners and outside consultants to assist us with our regulatory needs.

We assemble and submit to the FDA new indications of use as we determine new clinical applications for our products. To date, the FDA has granted to us conditional approval for an Investigational Device Exemption to expand EVLT™ uses, our portion of a PMA Supplement for a new PDT use and expansion of the surgical diode laser’s indication for use. However, we or our collaborative partners may be unable to satisfy the conditions imposed by the FDA.

Our most recent FDA clearances relate to the EVLT™ procedure. In January 2002, the FDA granted FDA clearance for using a diode laser fiber to close the Greater Saphenous Vein to treat superficial reflux. In December 2002, the FDA granted FDA clearance for expanded indications for use of EVLT™, including Diomed’s D15plus and

D30plus diode lasers and disposable kits for the treatment of varicose veins and varicosities associated with the superficial vein reflux of the Greater Saphenous Vein. As to PDT, currently a combination preliminary market application for a new PDT treatment is pending before the FDA. Our collaborative partner, Axcan Pharma, filed the application. The application is under review for a new indication for use of our existing PDT product in combination with Axcan Pharma’s drug, Photofrin®, for the treatment of High Grade Dysplasia associated with Barrett’s Esophagus. As this is a new indication, we expect that we will not need to modify our laser or our delivery system. In

December 2002, the FDA issued an approvable letter regarding this application. An FDA approvable letter typically indicates that the FDA intends to approve the application. In its approvable letter, the FDA states that it has reviewed the application and requests further clinical information mostly relating to 24-month follow-up data. Axcan Pharma anticipates that final approval may be issued sometime in 2003.

In addition, we continue on an ongoing basis to review the components of our disposable kits and lasers to obtain the lowest cost and improved performance. We require regulatory approval when a change may affect the safety or efficacy of a product. We believe that we have not reached this threshold in our program and are not now required to submit an application to the FDA for any changes we have made to our previously reviewed products. In the future, however, we may decide to alter certain disposables or lasers in a manner such that the FDA or other applicable regulator outside the US will review and approve the change.

We are also subject to the Radiation Control for Health and Safety Act with laser radiation safety regulations administered by the Center for Devices and Radiological Health of the FDA. We may be subject to fines or other penalties for failure to comply with these regulations. See the “Description of Business” section under the heading “Government Approval.”

WE MAY NOT BE ABLE TO KEEP UP WITH RAPID CHANGES IN THE MEDICAL DEVICES INDUSTRY. AS A RESULT, SOME OR ALL OF OUR PRODUCTS COULD BECOME OBSOLETE. COMPETING PRODUCTS AND TECHNOLOGIES MAY ALSO MAKE SOME OR ALL OF OUR PROGRAMS OR POTENTIAL PRODUCTS NONCOMPETITIVE OR OBSOLETE.

Our industry is subject to rapid, unpredictable and significant technological change. Competition is intense. Well-known pharmaceutical and medical device companies are marketing well-established therapies for the treatment of cancer and other diseases. Doctors may prefer familiar methods that they are comfortable using rather than try our products. Therefore, we may be unable to meet our sales goals. Many companies are also seeking to develop new products and technologies for medical conditions for which we and our collaborative partners are developing treatments. Our competitors may succeed in developing products that are safer or more effective than ours and in obtaining regulatory marketing approval for future products before we do. As a result, we may not be able to recoup our costs in developing these products. We anticipate that we will face increased competition as new companies enter our markets and as the scientific development of the treatments we focus on evolves.

SINCE TECHNOLOGY IN OUR INDUSTRY IS CONSTANTLY CHANGING, WE FACE TECHNOLOGICAL UNCERTAINTY AND ARE AT A COMPETITIVE DISADVANTAGE.

We are a relatively new enterprise and are engaged in the development of novel therapeutic technologies, such as PDT and EVLT™. As a result, our resources are limited and we may experience technical challenges inherent in such novel technologies. Many of our competitors have substantially greater financial, technical and human resources than we do, and may also have substantially greater experience in developing products, conducting preclinical studies or clinical trials, obtaining regulatory approvals and manufacturing and marketing. Further, our competitive position could be materially adversely affected if our competitors or other third parties establish patent protection, because we may have to pursue alternate means of developing our products. Existing competitors or other companies may succeed in developing technologies and products that are safe, more effective or more affordable than those that we develop.

SINCE A SUBSTANTIAL PORTION OF OUR REVENUES TO DATE HAVE COME FROM INTERNATIONAL SALES, EVENTS AFFECTING INTERNATIONAL COMMERCE MAY ADVERSELY AFFECT OUR FUTURE INTERNATIONAL SALES, FUTURE REVENUES AND OUR PRODUCTS’ FUTURE PROFITABILITY.

International revenues accounted for approximately 51% of our total revenues in 2001 and 45% of our total revenues in 2002. Our key international markets are the European Union, Japan, Australia, Korea and China. Outside of the European Union, we must obtain country-by-country approval to import our products. Fluctuations in currency exchange rates may negatively affect our ability to compete in terms of price against products denominated in local currencies. Our international sales are made through international distributors and their wholly-owned subsidiaries with payments to us typically denominated in the local currencies of the United Kingdom and Europe and in US dollars in the rest of the world. Although we anticipate that the comparative portion of our total revenues derived from international sales will decrease as our sales of EVLT™ in the US will increase due to our expanding emphasis on selling EVLT™, we expect that international sales will continue to provide a significant portion of our total revenues.

BUSINESS INTERRUPTIONS COULD KEEP US FROM DEVELOPING OUR PRODUCTS’ CLINICAL APPLICATIONS AND INCREASING OUR REVENUES.

Natural or man-made disasters, such as fires, earthquakes, power losses, telecommunications failures, terrorist attacks, resulting military operations and other events beyond our control may interrupt our operations. We do not have a detailed disaster recovery plan. In addition, we may not carry sufficient business interruption insurance to compensate us for losses that may occur and any losses or damages we incur could have a material adverse effect on our cash flows and success as an overall business.

*     *     *

The following risks relate principally to our commercialization of our current and future products and applications:

SOME OF OUR PRODUCTS, SUCH AS EVLT™, MAY NEVER BE SUCCESSFULLY COMMERCIALIZED, AND, THEREFORE, THESE PRODUCT LINES MAY NEVER BECOME PROFITABLE OR ALLOW US TO RECOUP EXPENSES INCURRED IN THEIR DEVELOPMENT.

We must be able to effectively develop, market and sell our products in order to make a profit. Commercialization depends upon:

•	successfully completing development efforts or those of our collaborative partners, including finding new clinical applications for our existing products;

•	obtaining the required regulatory approvals;

•	manufacturing our products at an acceptable cost and with appropriate quality;

•	favorable acceptance of any products marketed; and

•	successful marketing and sales efforts by our partner(s) and ourselves.

We may not successfully achieve some or all of these goals, and if so, our business and our financial condition would be adversely affected because our revenue and profitability would be adversely affected. The time frame necessary to achieve these goals for any individual clinical application is uncertain. Most new or additional applications will require clinical studies and clinical trials, and new or additional applications all will require regulatory approval prior to commercialization. The likelihood of our success must be considered in light of these and other problems, expenses, difficulties, complications and delays that may arise.

PDT APPLICATIONS MAY NOT SUCCESSFULLY COMPLETE THE CLINICAL TRIALS PROCESS, AND WE MAY NOT BE ABLE TO PROVE THAT THE METHODS OF TREATMENT ARE SAFE AND EFFECTIVE.

Although some PDT applications are currently approved and utilized, we will rely on approval of additional PDT applications for a portion of our future growth. Some of the PDT drugs, optical fiber and laser devices that we and our collaborative partners are currently developing require extensive preclinical studies and clinical trials prior to regulatory approval. Many methods of treatment using PDT have not completed testing for efficacy or safety in humans. We may be unable to obtain regulatory approval for these applications.

The failure to adequately demonstrate the safety and efficacy of a particular PDT product or application could delay or prevent regulatory clearance of the potential product and would materially harm our business in that our ability to market and sell our products for these applications will be postponed or prevented.

OUR APPLICATIONS MAY INDUCE ADVERSE SIDE EFFECTS THAT PREVENT THEIR WIDESPREAD ADOPTION OR THAT NECESSITATE WITHDRAWAL FROM THE MARKET.

PDT drugs, fibers and laser devices may induce undesirable and unintended side effects that may prevent or limit their commercial adoption and use. One such side effect may be a period of photosensitivity to bright light for a certain period of time after receiving PDT treatment. This period of photosensitivity typically declines over time. Currently, this photosensitivity is being explored and evaluated in the clinical trials. Even after the FDA and other regulatory authorities grant us their approvals, our products may later induce unanticipated adverse side effects that prevent widespread use or necessitate withdrawal from the market. The manifestation of such side effects could cause our business to suffer because we may not be able to recover the costs we have incurred in developing these applications, and additionally, could create products liability issues for us.

MARKET ACCEPTANCE OF OUR PRODUCTS OR THEIR USES IS UNCERTAIN. FAILURE TO ACHIEVE MARKET ACCEPTANCE WILL HARM OUR BUSINESS’ OVERALL CHANCES FOR PROFITABILITY.

Even if regulators approve our products for marketing, our products may not achieve market acceptance. Our revenues would suffer as a result. The degree of market acceptance will depend upon a number of factors, including:

•	the establishment and demonstration in the medical community of the safety and efficacy of our clinical applications and their potential advantages over existing applications;

•	the pricing and reimbursement policies of government and third-party payors, such as insurance companies, health maintenance organizations and other plan administrators; and

•	the general willingness of physicians, patients, payors or the medical community to accept, utilize or recommend any of our applications.

In particular, since most PDT treatments still are in clinical trials, there is no long-term safety or efficacy data available. The medical profession may, therefore, prefer to prescribe conventional therapies, such as surgery, chemotherapy and radiation.

If our products and clinical applications are not accepted due to these or other factors, our business will not develop as planned and may be harmed.

IF WE ARE UNABLE TO SUCCESSFULLY MAINTAIN OUR RELATIONSHIPS WITH PDT DRUG COMPANIES AND ESTABLISH COLLABORATIVE AND LICENSING ARRANGEMENTS, WE MAY BE UNABLE TO DEVELOP OUR PRODUCTS AND APPLICATIONS. BECAUSE OUR PRODUCTS’ APPLICATIONS ARE DEPENDENT ON OUR COLLABORATIVE PARTNERS’ OBTAINING FDA CLEARANCE, THE APPLICATIONS MAY NEVER BECOME MARKETABLE, AND OUR REVENUES MAY BE ADVERSELY AFFECTED.

We enter into collaborative relationships with PDT drug companies for research and development, preclinical studies and clinical trials, manufacturing, sales and distribution of our products and applications. Currently our most active collaborative arrangement is with Axcan Pharma. Our collaborative agreements with DUSA and QLT are at earlier stages of development. Each of these arrangements is strategic to us because our applications and related submissions to the FDA for PDT procedures requires the involvement of one of these collaborators due to the combination of our and their technology for PDT procedures. Our collaborative partners use our technology to activate the drug for which they are seeking FDA clearance for the drug/laser/fiber combination. As we are not in a position to influence the outcome of the medical trials involved in obtaining FDA clearance, we are wholly dependent upon our collaborative partners success in these medical trials and in completing the FDA clearance process. See “Description of Business – 3. Strategic partnerships to enhance customer reach” for more information. Our current and future collaborations are important to us because they allow us access to research, development or testing resources that we would otherwise not have. We intend to continue to rely on these kinds of arrangements.

Some of the risks and uncertainties related to our reliance on collaborations are:

•	we may not be able to negotiate acceptable collaborative arrangements, including those based upon existing agreements;

•	we may not be able to negotiate extensions of existing collaborative agreements, or the terms of any such extensions may be less favorable to us;

•	our future or existing collaborative arrangements may not result in products that we can market and sell;

•	our initial resources may lead a collaborative partner to terminate or renegotiate their arrangements with us;

•	our collaborative relationships may restrict us;

•	our collaborative partners may be free to pursue alternative technologies or products either on their own or with others, including our competitors, for the medical problems that our applications and products target;

•	our collaborative partners may fail to fulfill their contractual obligations to us or terminate their relationships with us, in which event we may be required to seek other collaborative partners, or expend substantial resources to pursue these activities independently, and these efforts may not be successful; and

*     *     *

The following risks relate principally to our common stock and its market value:

OUR COMMON STOCK COULD BE SUBJECT TO SUBSTANTIAL PRICE AND VOLUME FLUCTUATIONS DUE TO A NUMBER OF FACTORS, MANY OF WHICH WILL BE BEYOND OUR CONTROL, AND THOSE FLUCTUATIONS MAY PREVENT OUR STOCKHOLDERS FROM RESELLING OUR COMMON STOCK AT A PROFIT.

The securities markets have experienced extreme price and volume fluctuations recently and the market prices of the securities of emerging companies and technology-oriented companies have been especially volatile.

In the past, companies that have experienced volatility in the market price of their stock have been the subject of securities class action litigation. If we were the subject of securities class action litigation, it could result in substantial costs, liabilities and a diversion of management’s attention and resources. The shares of common stock being issued upon the conversion of our Class A Stock may also enter the trading market, which may result in lower trading prices if there are not sufficient purchasers to absorb the common stock as it becomes freely tradable after conversion.

Since the February 14, 2002 Merger through March 21, 2003, the price and trading volume of our common stock has ranged widely. During this period, the highest closing price of our common stock was $8.14 on February 25, 2002, and the lowest closing price of our common stock was $.12 on March 21, 2003. During this period, the highest volume of trading was 734,500 shares on February 19, 2002. Since that date, substantially fewer shares have been traded daily. From February 14, 2002 through March 21, 2003, the average closing price of our common stock was $1.90 and the average daily trading volume of our common stock was 67,612.

OUR COMMON STOCK HAS ONLY BEEN PUBLICLY TRADED SINCE FEBRUARY 22, 2002, THE PRICE OF OUR COMMON STOCK HAS FLUCTUATED WIDELY, AND WE EXPECT THAT THE PRICE OF OUR COMMON STOCK COULD CONTINUE TO FLUCTUATE SUBSTANTIALLY.

Until shortly after the Merger, there was not any significant public market for our common stock. On February 22, 2002, shares of our common stock became listed for trading on the American Stock Exchange. We cannot be certain that the AMEX will maintain our listing if we fall below its listing qualifications. If our shares are not listed on the AMEX, our shares are likely to be quoted on the Over-the-Counter Bulletin Board of the National Association of Securities Dealers, where they have previously been quoted, but where there may be less trading of our shares. The market price for our common stock will be affected by a number of factors, including:

•	developments within our own company;

•	our announcements of new products or new clinical applications for our products;

•	our competitors’ announcements of new products or new clinical applications;

•	quarterly variations in our or our competitors’ results of operations;

•	changes in earnings estimates, recommendations by securities analysts or our failure to achieve analysts’ earning estimates;

•	developments in our industry;

•	the number of shares of our common stock that are available for trading in the markets at any given time; and

•	general market conditions and other factors, including factors unrelated to our or our competitors’ operating performance.

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

SALES OF OUR STOCK BY STOCKHOLDERS PRIOR TO THE MERGER MAY HAVE A POTENTIAL IMPACT ON US.

Prior to the Merger, there was both public and private trading in the shares of Natexco Corporation, which became Diomed Holdings in the Merger that we completed in February 2002. Although no buyers or sellers in those transactions have asserted any claims against us, we cannot be certain that those buyers or sellers will not assert claims arising out of their purchases and sales of shares, and we cannot predict whether those claims will involve us. To the extent that we are involved, this may entail expense and diversion of management’s attention, and if we are found to be have done something improper, then we may have financial liability, or we may be required to issue additional shares of stock or take other corrective action.

OUR DIRECTORS, EXECUTIVE OFFICERS AND PRINCIPAL STOCKHOLDERS HAVE SIGNIFICANT VOTING POWER.

As of March 21, 2003, our officers, directors, and principal stockholders holding more than 5% of our common stock, together control approximately 19% of our outstanding voting stock (not including the conversion or exercise of outstanding securities convertible into or exercisable for voting stock, such as convertible notes, warrants or stock options). As a result, if they act together, these stockholders, may be able to control the management and affairs of our company. This concentration of ownership may also delay or prevent a change in control and might adversely affect the market price of our common stock. Therefore, concentration of ownership may not be in the best interest of our other stockholders.

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

A SALE OF A SUBSTANTIAL NUMBER OF SHARES OF OUR COMMON STOCK MAY CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE.

If our stockholders sell substantial amounts of our common stock in the public market, including shares issued upon the exercise of outstanding options or warrants, the market price of our common stock could fall. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. The Company entered into certain commitments to register for resale common stock owned by certain of its security holders.

On October 24, 2002, a registration statement filed by the Company was declared effective by the SEC. The registration statement covered (i) 5,000,000 shares of the Company’s common stock sold in the private placement related to the Merger,  (ii) 14,765,690 shares of common stock into which the Class A Stock issued in the Merger to the former Diomed stockholders convert over a period of approximately two years after the Merger, (iii) 696,059 shares of common stock issuable upon conversion of the 696,059 shares of Class A Stock issued to a supplier of optical fiber, QLT, Inc. on August 5, 2002 are convertible, (iv) 121,924 shares of common stock issuable upon conversion of the shares of Class A Stock that are issuable upon the exercise of Diomed warrants that the Company assumed as part of the Merger; and (v) 150,000 shares of common stock issuable upon conversion of the shares of Class A Stock that are issuable upon the exercise of stock options issued to the Company’s investor relations consultant, The Investor Relations Group, Inc. in April 2002. Because this registration statement was declared effective by the SEC on October 24, 2002, under the terms of is agreement with the Class A Stock holders, the Company was required to issue a total of 50,000 shares of common stock to the stockholders who had purchased shares of common stock in the private placement on February 14, 2002. The Company issued these shares as of November 1, 2002 and filed an additional registration statement on November 1, 2002 registering for resale these additional 50,000 shares of common stock.

The Company also agreed to file, 45 days after the effectiveness of the first registration statement, a second registration statement that would cover the 1,789,370 shares of its common stock issuable upon conversion of all shares of Class A Stock that are issuable upon the exercise of Diomed options that the Company assumed as part of the Merger. According to that agreement, the Company was required to have filed such a registration statement by December 8, 2002. However, the Company has not yet filed such a registration statement. The exercise prices of these options were less than the market price of our common stock at the time the second registration statement was required to be filed. Accordingly, the Company did not file such registration statement to defer the cost of doing so. There is no contractual penalty associated with the failure to file this second registration statement. The Company expects to file this particular registration statement during 2003.

All shares of Class A Stock are convertible into the shares of our common stock covered by the registration statement. Pursuant to the terms of the Class A Stock, these shares began to convert automatically into common stock over a period of time on a monthly basis, commencing December 31, 2002, without any action by the holder or the Company. The terms of the Class A Stock also provide that our board of directors has discretion to vary the conversion schedule. Because the board of directors determined that the effect of the incremental conversion of Class A Stock into common stock would impair the Company’s ability to procure additional equity investment, pursuant to its discretion under the terms of the Class A Stock, the board determined to cause all of the outstanding shares of

Class A Stock to convert into common stock as of March 31, 2003. See “Description of Securities – Preferred Stock” for details regarding the terms of the Class A Stock and the acceleration of the conversion.

As to any shares of common stock which are not covered by an effective registration statement, the SEC’s Rule 144 will govern resale of these shares and, in general, stockholders will be able to sell their shares subject to the volume and manner of sale limitations of Rule 144, beginning one year after the stockholders acquired these shares.

Certain of the members of our board of directors beneficially own shares of common stock (whether by shares owned outright, shares of common stock issuable upon conversion of Class A Stock owned outright, shares of common stock underlying options and/or warrants or shares of common stock underlying convertible debt of the Company. Those members are Samuel Belzberg, James Arkoosh (who resigned from the board of directors effective December 31, 2002), Peter Norris, Peter Klein, Geoffrey Jenkins, A. Kim Campbell and James A. Wylie, Jr. (who became a director as of January 10, 2003). As of March 21, 2003, these persons beneficially owned common stock or derivative securities exercisable for or convertible into common stock as follows (expressed on an as-converted into common stock basis and assuming full vesting of all outstanding stock options): Mr. Belzberg: 1,999,999 (excluding convertible debt in the aggregate principal amount of $1,500,000 and warrants to purchase up to 6,249,999 shares of common stock); Mr. Arkoosh: 181,750; Mr. Klein: 166,737; Mr. Norris: 101,078; Mr. Jenkins: 50,000; Ms. Campbell: 100,000; and Mr. Wylie: 800,000.

Additionally, as of December 31, 2002, Ajmal Khan, through his ownership of Verus Investments Holdings, Inc. and Verus International Group Limited, beneficially owned 4,417,826 shares of common stock (expressed on an as-converted into common stock basis), or [14.7]% of the Company’s then-outstanding shares of capital stock; and until July 2002, our then-chairman, James Arkoosh, was the chief operating officer and chief financial officer of Verus International Group Limited and its affiliate, Verus Support Services Inc. As of December 31, 2002, Mark Belzberg, through his ownership of Winton Capital Holdings, Ltd., beneficially owned 2,785,000 shares of common stock (expressed on an as converted into common stock basis), or 9.3% of the Company’s then outstanding shares of capital stock. Mark Belzberg, the owner of Winton Capital, is the son of Samuel Belzberg, one of our directors. Due to these ownership positions and relationships potential conflicts of interest issues may arise in connection with the board’s determination to take actions with respect to the Company’s capital stock. It is expected that any member of the board that has an actual conflict of interest will recuse his or herself from participating in any discussions relating to or voting on any such action relating to the Company’s capital stock.

See “Security Ownership of Certain Beneficial Owners and Management” for further details as to the nature and amount of the beneficial ownership of Company securities by the above referenced persons and certain other persons.

POTENTIAL DILUTION CAUSED BY CURRENTLY OUTSTANDING STOCK OPTIONS AND WARRANTS, AS WELL AS OPTIONS OR WARRANTS WHICH WE MAY GRANT IN THE FUTURE, MAY REDUCE THE MARKET PRICE OF OUR COMMON STOCK.

As of December 31, 2002, there were outstanding stock options representing 1,603,285 shares of common stock, with exercise prices ranging from $.34 to $8.23 per share. The weighted average exercise price of the stock options outstanding as of December 31, 2002 was $3.49 for those options which were vested, and $2.90 per share for all such options. In addition, as of December 31, 2002, there were outstanding warrants representing 8,455,257 shares of common stock, with exercise prices varying from $.26 to $3.50 per share. The Company also anticipates adopting a new option plan to help incentivize and compensate its employees and others who assist the Company’s business. We will require stockholder approval of any such option plan and we cannot be assured that such approval will be obtained. If the holders exercise a significant number of these securities at any one time, the market price of our stock could fall and the value of our stock held by other stockholders may decrease since their shares will be worth less after the exercise of our stock. After the exercise of options or warrants, an increase in the number of outstanding shares will occur, thus decreasing each shareholder’s percentage of our total outstanding equity. The holders of the options and warrants have the opportunity to profit if the market price for the stock exceeds the exercise price of their respective securities, without assuming the risk of ownership. If the market price of the common stock does not rise above the exercise price of these securities, then they will probably not be exercised and may expire based on their respective expiration dates.

PROVISIONS OF OUR CHARTER AND BYLAWS AND RULES OF THE AMERICAN STOCK EXCHANGE MAY PREVENT TRANSACTIONS THAT COULD BE BENEFICIAL TO STOCKHOLDERS.

Our charter and bylaws restrict certain actions by our stockholders and require greater than majority votes for certain actions. For example:

•	Only our board of directors or the chairman of the board can call special meetings of stockholders.

•	Stockholders must give advance notice to the secretary of any nominations for director or other business to be brought by stockholders at any stockholders’ meeting.

•	Holders of two-thirds of our Class A Stock, must approve any merger, debt financing, certain equity financings involving a senior class of securities so long as at least 1,000,000 shares of Class A Stock are outstanding.

•	Our board of directors has the authority to issue up to approximately 3,000,000 additional shares of preferred stock, which are authorized under the Company’s certificate of incorporation but are currently unissued. Our board of directors can fix the price, rights, preferences and privileges of the preferred stock without any further vote or action by our stockholders (subject to certain rights of the existing Class A Stockholders). These rights, preferences and privileges attached to future preferred stock may be senior to those of the holders of our common stock.

These and other provisions of our charter, the certificate of designations setting fourth the terms of our Class A Stock and our bylaws, as well as certain provisions of Delaware law, could prevent changes in our management and discourage, delay or prevent a merger, tender offer or proxy contest, even if the events could be beneficial to our stockholders. These provisions could also limit the price that investors might be willing to pay for our stock because these provisions may limit their rights and, thus, make an investment in our stock appear less attractive.

Additionally, the listing requirements of the American Stock Exchange, on which our common stock is listed, provide restrictions on our ability to enter into certain types of transactions, such as the issuance of additional shares of capital stock. These restrictions may make it more difficult to issue securities having terms acceptable to investors in capital financing transactions that the Company may wish to enter into from time to time. If we are precluded by these requirements from issuing such securities, then the Company may suffer because we will be unable to obtain additional equity capital investment.

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

To achieve power levels beyond that of a single laser diode, the light needs to be coupled from multiple diodes. One option is to attach an optical fiber to the end of each diode and “bundle” the fibers together. This entails a number of optical fiber joints inside the laser system to guide and couple the light. Each optical joint reduces the amount of light that passes through the system and each joint also has a finite lifetime that is usually less than the life of the diode. As one optical joint fails so the others come under greater stress and an increased likelihood of cascade failure. The result is an inefficient optical transfer where the power delivered to the working end of the fiber is a small percentage of the power put out by the diode and a system of optical joints with an excessive failure rate.

The core technology that gives us a competitive advantage uses an optical arrangement to manipulate and combine the laser light in “free space,” which focuses the beams from all the laser diodes into the final optical fiber. The ability to combine the power from a large number of laser diodes results in a much higher efficiency of power delivered to the working site and in higher reliability because there are no optical joints to burn out. The focusing ability of this system also enables a more concentrated delivery of power as the light is focused to a smaller spot size. This increased power density enables a wider variety of medical, and other applications.

The most widely used medical diode laser emits laser energy at 810nm, producing light in the near infra-red portion of the spectrum. At powers of up to 60W and used in conjunction with a flexible optical delivery fibre, this wavelength can be used in various surgical applications to cut, close or vaporise soft tissue.

Semiconductor diode chips, including wavelengths of 630nm, 635nm, 652nm, 690nm and 730nm, are available, thereby permitting the development of practical, portable laser systems for photodynamic therapy in the treatment of certain types of cancer.

Practical and versatile, the diode laser can be used in the operating theatre, outpatient clinic and the doctor’s office as well as permitting shared use between hospital departments. With healthcare providers under increasing pressure to cut costs yet maintain a high standard of treatment, diode laser technology can assist in achieving these targets.

Products, Competencies and Market Opportunities

Our focus on the development and commercialization of minimal and micro invasive medical procedures employing our laser technology and disposable products has led to an array of applications, which are described below. Minimal and micro-invasive medical procedures in general are a growing market, as they reduce the need for general anesthesia, expensive hospital stays, and long and painful recovery periods. The medical procedures that we address with our products are those which we believe are capable of producing a recurring revenue stream through the sale of a disposable, such as a fiber, in addition to one-time revenue from the sale of the laser itself. In 2002, approximately $3.4 million, or, 62%, of our total revenues were derived from laser sales and approximately $2.1 million, or, 38%, of our total revenues were derived from sales of disposable fibers and kits, accessories and services. With the procedures described below, we have demonstrated our skill and ability to be first to market in the US with innovative treatment options, thereby providing meaningful new treatments and the foundation for what we believe will be a profitable growing business.

1.    Endovenous Laser Treatment.

In September 2001, we were the first company to receive the CE mark of the European Economic Union for approval for endovenous laser treatment, with respect to marketing EVLT™ in Europe. In January 2002, we became the first company to receive FDA clearance for endovenous laser treatment, with respect to marketing EVLT™ in the US, for the closure of the Greater Saphenous Vein with superficial reflux. In December 2002, we received FDA clearance for expanded indications for use of EVLT™, including Diomed’s D15plus and D30plus diode lasers and disposable kits for the treatment of varicose veins and varicosities associated with the superficial vein reflux of the Greater Saphenous Vein.

We developed EVLT™ as an innovative minimally invasive laser procedure for the treatment of varicose veins resulting from Greater Saphenous Vein reflux. The causes of varicose veins are commonly genetic. People with past vein diseases, new mothers, overweight individuals, and people with jobs or hobbies that require extended standing also are at risk. According to a 1973 report by the University of Michigan under a comprehensive study of the health characteristics of the community of Tecumseh, Michigan, approximately 25% of women in the US have varicose veins. In addition, varicose veins are more prevalent in older people. The Tecumseh study was a comprehensive longitudinal research study that tracked the health of a sample population of from 7,000 to nearly 9,000 people at three intervals over the course of a decade, from the late 1950s to the late 1960s. According to the Tecumseh study, at least 42% of Americans over age 60 have varicose veins and this number is increasing as the population continues to age and to live longer lives. The Tecumseh study also indicates that at least 72% of women over age 60 in the US have varicose veins. According to the American Association of Retired Persons, approximately 76 million people in the US are 50 or older, and approximately an additional 4 million people turn 50 each year.

Diomed believes that worldwide more than one million people undergo vein-stripping operations each year, but there are many more who suffer the pain, discomfort and unattractive appearance of their legs in order to avoid having surgery to treat their condition. We believe that most patients who undergo vein-stripping procedures are candidates for endovenous laser treatment. Endovenous laser treatment has several competitive advantages over the current vein-stripping treatment. Endovenous laser treatment is a 45 to 60-minute procedure per leg that can be performed in a physician’s office, usually under local anesthesia and with the procedure guided by ultrasound technology. Endovenous laser treatment also has a quick recovery period, reduced pain and minimal scarring. In an endovenous laser treatment, the area of the leg affected is anesthetized locally and a thin laser fiber is inserted into the abnormal vein to deliver the laser energy in short pulses. At the end of the procedure, the fiber is withdrawn and a compression bandage is applied and worn up to three days. In addition, a compression stocking is worn for seven days. Patients can resume their normal routine, barring vigorous physical activities, directly after receiving the laser treatment. Vein stripping is a surgical procedure that requires an overnight hospital stay, a painful recovery period of several weeks, and possibly post-op scarring from incisions and post-op infections. During clinical studies, 97% of first-time endovenous laser treatment treatments in clinical trials have been successful. A second endovenous laser treatment has successfully resolved the remaining cases.

We developed our EVLT™ product line as a complete clinical solution and marketing model, including a laser, disposable kit and a training and marketing plan, to assist physicians, clinics and hospitals in responding to the demand for treatment of varicose veins in a minimally invasive manner. EVLT™ is attractive to physicians because it is a rapid treatment for patients, reduces costs by up to 50%, is an efficient use of resources, reduces the rate of complications and we believe that patients will request this treatment. Also, EVLT™ for treatment of Greater Saphenous Vein reflex is considered a non-cosmetic procedure that is reimbursable by health insurance providers if the treating physician is knowledgeable about the reimbursement system and obtains preapproval.

Due to the relative newness of the EVLT™ procedure, currently available long term clinical data demonstrating the effectiveness of the EVLT™ procedure in maintaining closure of the Greater Saphenous Vein is limited to two years. Our lack of longer term clinical data may affect the ability of patients undergoing this procedure to obtain reimbursement from their health insurance carriers.

EVLT™ represented a significant percentage of our total revenue in 2002, and Diomed expects that EVLT™ will be a primary source of revenue in 2003. Diomed believes that EVLT™ will result in a high-level of commercial acceptance due to its quick recovery period, an immediate return to one’s normal routine barring vigorous physical activities, reduced pain and minimal scarring, and reduced costs as compared to vein stripping, the current prevalent clinical treatment for varicose veins. Diomed also developed its EVLT™ product line as a complete clinical solution and marketing model, including a laser, disposable kit, clinical training and a marketing plan, to assist physicians, clinics and hospitals in responding to the demand for treatment of varicose veins in a minimally invasive manner. In addition, Diomed has developed a website—www.evlt.com—to provide patients with education about treatment options and benefits of EVLT™. Diomed expects that as the volume of EVLT™ procedures performed increases so may its disposable sales. Diomed believes that the US represents the single largest market for EVLT™.

2.    Cancer Treatments Utilizing Photodynamic Therapy.

Diomed was the first diode laser manufacturer to receive FDA clearance for use of its lasers and optical fibers in photodynamic therapy cancer treatments. Photodynamic therapy is an effective palliative treatment for late-stage lung and esophageal cancers and is under study for treatment of various other cancers throughout the body. Photodynamic therapy is based on the discovery that certain chemicals can kill one-celled organisms in the presence of light. Recent interest in photosensitizing agents stems from research showing that some of these substances have a tendency to collect in cancer cells. The photosensitizing agent injected into the body is absorbed by all cells. The agent remains in or around tumor cells for a longer time than it does in normal tissue. When treated cancer cells are exposed to red light from a laser, the light is absorbed by the photosensitizing agent. This light absorption causes a chemical reaction that destroys the tumor cells. Light exposure is carefully timed to coincide with the period when most of the agent has left healthy cells but still remains in cancer cells. There are several promising features of photodynamic therapy in treating cancer: (1) cancer cells can be selectively destroyed while most normal cells are spared, (2) the damaging effect of the photosensitizing agent occurs only when the substance is exposed to light, and (3) the side effects are relatively mild. The laser light used in photodynamic therapy is directed through an optical fiber (a very thin glass strand). The optical fiber is placed close to the cancer to deliver the proper amount of light. For example, the fiberoptic can be directed through a bronchoscope into the lungs for the treatment of lung cancer or through an endoscope into the esophagus for the treatment of esophageal cancer.

Our PDT product line of photodynamic therapy solutions uses our own proprietary technology. When used in combination with a photosensitizing drug, PDT provides the cancer therapy. As indicated, photodynamic therapy requires three-interacting elements: (1) a photosensitive drug that is absorbed by cancerous and abnormal cells, (2) a light source (laser) of a specific wavelength that activates the drug, and (3) a delivery system, including a thin optical-fiber to guide the light source to the target area. Our PDT line is a delivery system of laser technology, support services and fiber disposables to the global photodynamic therapy industry.

Photodynamic therapy technology is only effective when these three components are working in concert. We work jointly and early on with photodynamic therapy drug companies in their clinical development process in order to design a laser that optimizes the most effective wavelength in combination with their PDT drugs. We have long-term agreements with some of the world’s other leading photodynamic therapy drug companies, including Axcan Pharma, DUSA, Pharmacyclics and QLT, and have sold each of them lasers to be used in clinical trials for photodynamic therapy applications. Currently, our relationship with Axcan Pharma is the most active, as other collaborative partners are at earlier stages of development with respect to their PDT drugs using Diomed’s products.

In the US, regulatory approval by the FDA is given for each specific treatment in response to a specific pre-market approval application, or “PMA.” Each PMA is generally addressed to a use for the device that the PMA specifies. The FDA considers PDT a modality that requires a combination PMA approval, where the PDT drug company, laser manufacturer and fiber manufacturer work together to obtain regulatory approval for the complete medical procedure. The lengthy regulatory approval process and FDA modality factor create significant obstacles to potential competition. In addition, we forged collaborative relationships with the most significant players in PDT drug development, thus limiting the Company’s risk should one of the PDT companies fail to receive regulatory approval or perform poorly in the marketplace.

In August 2000, Axcan Pharma and Diomed together received regulatory approval for Diomed’s 630nm laser and OPTIGUIDE® fiber, and Axcan Pharma’s Photofrin® drug used in the palliative treatment for late stage lung and esophageal cancers. In November 2000, Diomed entered into a 5-year exclusive supply contract with Axcan Pharma for lasers. Axcan Pharma is developing other clinical applications using Photofrin®, including treatment for Barrett’s Esophagus, a pre-cursor to cancer of the esophagus. Axcan Pharma is pursuing an application for FDA clearance for Photofrin® and our lasers and fibers for use in the treatment of Barrett’s Esophagus. In December 2002, the FDA issued an approvable letter in connection with Axcan Pharma’s application. An FDA approvable letter typically indicates that the FDA intends to approve the application. In its letter, the FDA states that it has reviewed the Photofrin® application and requests further clinical information, mostly relating to 24-month follow-up data. Axcan anticipates that final approval may be issued by the FDA sometime during 2003.

Our understandings regarding the market for PDT are derived from a variety of sources, and represents our best estimate of the overall market sizes presented in certain disease areas. The actual market size and our market share, depend upon a number of factors, including:

•	competitive treatments, either existing or those that may arise in the future;
•	our products’ performance and subsequent labeling claims; and
•	actual patient population at and beyond product launch.

Diomed’s sales of its PDT product line are dependent upon the clinical development process and the commercialization of PDT drugs by PDT drug companies. As a result, our sales may fluctuate in relation to the timing of PDT drug companies achieving their strategic initiatives. Certain additional factors may slow the growth of a market for PDT procedures. Like any new clinical solution, PDT has to show long term results in order to gain acceptance. The cancers that PDT is being developed to treat are slow to develop and acceptance of the procedure requires long term follow up. As a result, there is currently a lack of long term clinical data for PDT. Furthermore, the diversity of different cancers requires us to obtain data based on each type of cancer studied. Also, PDT may cause a photosensitivity side effect in certain patients such that they are highly sensitive to sunlight for several days. In some patients this side effect may cause skin burns if the patient is exposed to sunlight.

3.    Fibers and Disposable Items.

To address medical conditions with minimally invasive techniques, we offer physicians an integrated clinical solution, including a laser and a disposable procedure kit or single fiber. Optical fiber is the necessary system that delivers the laserlight during surgical, photodynamic therapy and endovenous laser treatment procedures. Fiber is our principal disposable product. These sterile fibers, typically used only once, can generate a steady stream of revenue. We sell self-contained EVLT™ kits of disposable items, which include an optical fiber, a sheath that acts as an introduction for the fiber, a needle, a tray cloth and protective packaging. In some cases, we sell only the fiber.

The potential market for fibers and disposable items is driven by the adoption rate of the specific clinical procedure. We have and will continue to generate a disposable market by developing and promoting specific procedures, such as endovenous laser treatments and photodynamic therapy. As EVLT™ gains market share in comparison to vein-stripping and other varicose vein procedures, so will the volume of fibers used in these treatments, and similarly, as the number of PDT procedures using our products increases, the volume of fibers we sell for use in these procedures will increase. As a result, we believe that our revenue stream is likely to increase if we are able to incentivize physicians to purchase the fiber and disposable procedure kits that we sell.

4.    Other Clinical Applications.

Our technologies are also used in general surgical applications as well as in dental applications. While our focus is on the development of specific clinical applications, such as varicose vein treatment with EVLT™ and cancer treatment with PDT, other medical applications can be, and are being, performed with our lasers. Through December 31, 2002, for instance, the FDA had also cleared our diode laser technology for open and endoscopic surgical procedures, which are used to treat vascular and pigmented lesions. As our laser and fiber technology is sufficiently versatile, users may employ our technology for other surgical procedures. Potential clinical applications that we may address include:

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

Ontological Surgery:    By carbonizing the end of the fiber, the trapped laser energy heats up the tip producing in effect a tiny ‘hot knife’, which can be used, for cutting away tissue in a variety of conditions in the ear. The fine tip size makes it a very controllable tool. Applications include Stapedotomy and Stapedectomy (treatments involving the auditory bones in the ear to correct hearing problems), Myringotomy (incision in eardrum to relieve pressure from infection), Cholesteatoma and Acoustic neuron (benign growths in the ear which are removed).

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

Lung Tumors: Cancers in the lung will grow and obstruct the airways causing breathing problems for the patient. The cancer can be reduced in size and the airway reopened using the laser. This relieves the symptoms allowing the patient to breathe more normally. It does not cure the cancer but produces a temporary improvement in quality of life.

Vascular Lesions: Although seen as primarily a cosmetic problem, vascular and pigmented lesions can have a profound effect on lifestyle especially when they occur in young people. For many years lasers have been used to deal with such lesions with a high degree of success. Such treatments are simple to perform and the nature of the laser light allows for a high degree of precision while side effects are kept to a minimum. The laser can be used by shining it through the skin (transdermally) to reduce the lesions’ appearance. Delivery of the laser energy is simplified by a range of specially designed hand pieces.

Neurosurgery: There are a variety of intercranial tumors which can be treated with the laser. Those most suitable for laser assisted ablation are the benign forms especially the various meningiomas. The laser can also be useful in gaining access to lesions involving the brain stem and for removing acoustic neuromas. The hemostatic properties of the laser, its controllability and the limited collateral effects make the laser highly suitable for neurosurgical applications.

Urology: The laser can be used in the treatment of Benign Prostate Hypertrophy (BPH) in three different ways. It can be used transurethrally to debulk the prostate by contact tissue removal or by non-contact tissue coagulation. It can also be used to shrink the prostate by interstitial therapy. In addition, the laser can be used to destroy bladder tumors and for a variety of open surgical techniques where its ability to cut and coagulate simultaneously are utilized.

Interstitial Therapy: The laser can be used to treat tumors within normal tissue by thermally destroying them in situ. This technique is applicable to liver metastases, osteoid osteomas and breast tumors. In addition, the laser can be used in a similar way on the nucleus pulposus to cause shrinkage and reduce pressure within the discs of the lower back. This latter technique is called Percutaneous Laser Disc Decompression (PLDD).

There may be one or more common pathways for the development of products for these potential clinical applications. In general, however, each of them will require extensive preclinical studies, successful clinical trials and cleared PMA’s or 510(k)’s before we can generate significant revenues from them. There are no pending regulatory applications or clinical studies. We may rely on third parties, including our collaborative partners, to design and conduct any required clinical trials. If, we are not able to find appropriate third parties to design and conduct clinical trials, and if we do not have the resources to administer clinical trials in-house, this process may become even more lengthy and expensive. Since we collaborate with third parties, those parties generally maintain certain rights to control aspects of the application development and clinical programs. Our business depends in part on our ability to obtain regulatory approval for expanding applications and uses of our products. Therefore, delays or other related problems may adversely affect our ability to generate future revenues.

We may rely on third parties, including our collaborative partners, to design and conduct any required clinical trials. In the future, we may not be able to find appropriate third parties to design and conduct clinical trials or we may not have the resources to administer clinical trials in-house. Therefore, this process may become even more lengthy and expensive. Moreover, our collaborative partners have certain rights to control aspects of the application development and clinical programs. As a result, these programs might not be conducted in the manner we currently contemplate. Since our business’ success is heavily dependent upon our ability to achieve regulatory approval for the applications and uses of our products, our revenues may be adversely affected by delays or other related problems.

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

5.    Original Equipment Manufacturing.

Our technology and manufacturing capability has attracted OEM partners. In the typical OEM relationship, we produce the laser and other products to the OEM customer’s specifications, which will then be marketed under the OEM’s label. Our most prominent OEM relationship is with Olympus in Japan, which is using our technology for surgical and dental applications.

Manufacturing

We manufacture our products with components and subassemblies that our subcontractors supply. We assemble and test each of our products at our Cambridge, England facility. Ensuring adequate inventory, continuous cost reduction and superior product quality are top priorities of our manufacturing operations. To achieve our goals, we work closely with our research and development, and sales and marketing teams; and effectively manage a limited number of the most qualified suppliers.

We use a variety of materials, including mechanical, electronic, optical components and subassemblies for the lasers, plus other materials that our customers purchase for direct consumption, such as disposable items sold in kit form and fibers. With the lasers constructed in the UK, local high-quality sources of supply are utilized for metalwork components and subassemblies. We procure standard off-the-shelf-electronic components from various UK suppliers. Because of their complexity, high quality requirements and relatively low volumes we choose to procure our optical components from a single source. We also use a number of different laser diodes for our various products. The diodes are also currently single-sourced, although we are currently exploring available opportunities for dual sourcing. Currently, the majority of these suppliers are located in Japan and Europe. In addition, we purchase the fibers contained in our clinical solution kits, and those fibers required to support our FibersDirect.com business, from suppliers in the US. During 2001, our principal supplier of diodes which we used to manufacture lasers was HPD, and our principal suppliers of materials which we used to manufacture fibers were Pioneer, Inc. and Laser Peripherals. In 2002, we changed our principal supplier of diodes to another company, Laser Diode, Inc., although HPD remains an available alternative supplier of diodes. Pioneer and Laser Peripherals continued to be our main suppliers of fiber in 2002. Because most of our raw materials and components are available from various sources, we are currently developing qualified backup suppliers for each of these resources.

We currently outsource our manufacturing of disposable fibers used in EVLT™, PDT and other surgical procedures. In 2002, all disposable fibers represented approximately 28% of our total sales, whereas in 2001, all disposable fibers represented approximately 17% of our total sales. We license the right to manufacture the OPTIGUIDE® fibers used in PDT procedures and subcontract the manufacturing to a third party. We own the patent applications for EVLT™ disposable fiber technology and subcontract the manufacturing to a third party. We subcontract the production of EVLT™ kits of disposable items, consisting principally of a fiber, a sheath used to introduce the fiber into a vein and a needle used to insert the sheath. Each of these EVLT™ components is currently purchased from third parties. We purchase disposable fibers used in other surgical procedures directly from third parties.

Lead times for components and materials may vary significantly depending on the size of the order, specific supplier requirements and current market demand for the components. Inability of our suppliers to meet our requirements on a timely basis could interrupt our production until we obtain an alternative source of supply. To date, we have not experienced significant delays in obtaining any of our products.

We are required to manufacture our products to comply with the international standard ISO 13485:2001 and the FDA’s Quality System Regulations, or “QSR.” The ISO 13485 and QSR cover the methods and documentation of the design, testing, control, labeling, packaging, storage and shipping of our products. Our manufacturing facility is subject to periodic audits by a notified body to maintain its ISO approval, and is also auditable by the FDA. Our failure to maintain compliance with the ISO 13485 and QSR requirements could result in the shut down of our manufacturing operations and the recall of our products. If one of our suppliers were not to maintain compliance with our quality requirements, we might have to qualify a new supplier and could experience manufacturing delays as a result. In November 1999, we became certified to manufacture in the United Kingdom and upgraded to ISO 13485 in 2001. In 2002, we underwent an FDA Quality Systems Regulation Inspection and received a satisfactory letter in from the FDA as a result of this inspection.

Sales and Marketing

In the US, we sell, market and distribute our products and services directly through direct sales representatives and through independent sales representatives, or “ISRs”. ISRs are independent contractors and not employees. Our ISRs commit to achieving certain minimum sales targets, and we compensate them on a commission only basis. If an ISR fails to meet its minimum sales targets, then we have the right to terminate our relationship. We also sell our products to distributors.

Our primary sales focus in the US has been the commercialization of EVLT™ . We began to use ISRs in the later half of 2001, before the FDA approved our EVLT™ product line in January 2002. Subsequent to the FDA’s clearance of EVLT™ and given the dynamics of selling clinical applications, including lasers and disposable products, we made the decision at the end of the first quarter in 2002 to supplement our ISRs with direct sales representatives. At the end of May 2002, we hired an initial direct sales force of eight representatives. Based on the positive impact in the third quarter of having a direct sales force, we made the decision to increase the size of our direct sales force. In October 2002 we doubled the direct sales force to 17 representatives. As of December 31, 2002, we had a sales force of 18 sales representatives, including 16 direct sales representatives and two ISRs. In addition, in September 2002, we engaged Sigmacon Health Products Corporation to be our distributor in the Canadian market. Since expanding our sales force, we have been engaged in training our sales representatives and in enhancing our proprietary marketing materials.

In November 2000, we formed FibersDirect.com, a US business unit that acts as a direct marketing conduit by providing on-line information for available products and access to our sales staff by e-mail. FibersDirect.com enables distribution of fibers directly from the manufacturer to the end-user. The resulting savings in distribution costs can significantly contribute to both lower prices for end-users, and increased profitability and margins for us. Our OPTIGUIDE® fibers, used in PDT cancer treatments, are promoted via FibersDirect.com.

Internationally, we sell, market and distribute our products and services through a network of distributors in Europe, the Middle East, South America, Central America and Asia. We typically commit our distributors to minimum product purchases and we may terminate our relationships with distributors who do not meet their minimum purchase levels. We have not given our distributors price protection or product return rights. We do not remotely monitor inventory levels of our products once we sell them to distributors, but may obtain that information as needed by our contact with the distributor. We also develop and maintain strategic marketing alliances for international sales and marketing. These alliances exist under agreements with companies including Olympus ProMarketing, Inc. and Axcan Pharma. Each of these agreements relates to certain products and market segments.

We target our marketing efforts to physicians through office visits, trade shows and trade journals, and to consumers through point and service information brochures and the Company’s websites. We expect that consumer awareness will increase demand for the treatment methodologies we address and for our products. Our sales philosophy includes establishing strong collaborations with well-known people in the industry regarding our technology platforms, compiling substantive clinical data and supporting the publication of peer review articles.

Currently, we are the only endovenous laser treatment manufacturer to have peer review articles published in scientific journals, such as The Journal of Vascular and International Radiology and Dermatologic Survey. With respect to EVLT™, we believe that we have collected more clinical data regarding our products and their application then any of our competitors in the endovenous laser treatment market.

In fiscal years 2000 and 2001, two of our customers each accounted for more than 10% each of our revenues. In 2000 and 2001, approximately 50% of our sales were generated domestically versus internationally. In fiscal year 2002, our revenue sources changed somewhat, due to our shift in focus on commercializing EVLT™ in the US. In fiscal year 2002, only one of our customers accounted for more than 10% of our revenues, and approximately 55% of our sales were generated in the US versus internationally.

Going forward, we believe that our annual dependence on any individual customer or group of customers should decrease, as more of our revenues may derive from sales of EVLT™ in the US market directly to individual physician practices and less to large-scale distributors. In addition, Diomed believes that its percentage of sales generated domestically should increase as the EVLT™ market in the US expands.

Diomed envisions that by developing and marketing procedures to doctors that involve selling key components—namely lasers and their related disposables designed for a single use, including fibers and kits—it will have the potential to create recurring sales. Diomed’s plan is that each future procedure will be accompanied with a disposable component to provide renewable sales.

In 2003, Diomed expects to focus on the development and growth of EVLT™ sales worldwide, to support the development and approval of new applications for PDT products, and to continue our research and development efforts aimed at enhancing our products’ effectiveness and manufacturing efficiencies.

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

In the vein treatment market, our competitors include manufacturers and marketers of surgical and radiofrequency devices, and pharmaceutical companies that provide drugs used in sclerotherapy and other vascular diseases. Within the specific endovenous laser treatment market which our EVLT™ products serve, Biolitec A.G., AngioDynamics, Inc. (a subsidiary of E-Z-EM, Inc.) and Dornier MedTech GmbH are our main competitors for surgical diode lasers. AngioDynamics does not manufacture lasers or optical fiber and currently has an OEM agreement with Biolitec for these goods. AngioDynamics received FDA clearance for its device in November 2002, some 10 months after Diomed. Biolitec, Lumenis and Dornier, among others, are our competitors in the general surgical laser market.

We believe that our EVLT™ system and comprehensive physician management tools are superior to the products offered by our direct competitors. EVLT™ uses a laser wavelength that has been proven 97% effective in

FDA trials and in peer reviewed data, and Diomed has follow-up data on a substantially large patient population, As to varicose vein treatments using radiofrequency, offered by our competitor, VNUS, EVLT™ is a faster procedure, uses substantially less expensive disposables and has clinically proven safety results that are superior to the safety results reported for VNUS. EVLT™ offers physicians comprehensive practice management tools, including physician training and practice development, which Dornier, Biolitec and AngioDynamics generally do not. To the extent offered, if at all, we believe that our competitors’ practice management tools are significantly less comprehensive than ours.

In the cancer treatment market, our competitors include manufacturers and marketers of surgical and radiation therapy devices, and all the pharmaceutical companies that provide various drugs used in chemotherapy and immunotherapy. Within the specific photodynamic therapy market, Lumenis, Laserscope and Biolitec are our main competitors. However, we currently have the only FDA cleared diode laser in the US for photodynamic therapy cancer applications, which is used in conjunction with Axcan Pharma’s Photofrin® drug for late stage lung and esophagus cancers.

We also face competition from current widespread treatment practices, including surgery, chemotherapy and radiation. Since most PDT cancer treatments are still in clinical trials, no long-term safety or efficacy data is available. As a result, cancer patients may be more likely to choose proven traditional forms of treatment.

We expect that our principal methods of competition with other photodynamic therapy support companies will be based upon such factors as:

•	the ease of administration of our partners’ photodynamic therapy methodologies;

•	the degree of generalized skin sensitivity to light;

•	the number of required doses;

•	the safety and efficacy profile;

•	the selectivity of photodynamic therapy drug for the target lesion or tissue of interest;

•	the type and cost of our light systems; and

•	the cost of our partners’ drug.

Increased competition could result in:

•	price reductions;

•	lower levels of third-party reimbursements;

•	failure to achieve market acceptance for our PDT product line; and

•	loss of market share.

Patents, Trademarks and Proprietary Technology

We hold US and international patents for inventions in the following areas: solid state laser diode light source, high power light source, peltier-cooled and medical spacing guide. These patents expire from 2011 to 2018.

We also license some of the technology that we use in our business. Two of these licenses are material to our business. One relates to technology that we rely on in our EVLT™ products and the other relates to technology that we use in our OPTIGUIDE® fiber product.

We license technology for the EVLT™ process from one of its inventors, Dr. Robert Min. In June 2004, the US Patent and Trademark Office issued Patent No. 6,398,777 (“Endovascular laser device and the treatment of varicose veins”) regarding this technology. The technology is for the process of using lasers and fibers to perform endovenous laser treatment procedures. Our license is non-exclusive, although Dr. Min has agreed not to license the process technology to any third party if we do not breach our obligations under our agreement with him. The license continues until the licensed patent rights expire, unless the licensor terminates the license because we breach our obligations under the license agreement, such as failing to make required payments or providing periodic reports of our sales activity. Together with Dr. Min and his associate, Dr. Stephen Zimmet, we also invented fiber technology that we use with our EVLT™ products. Drs. Min and Zimmet assigned to us their rights to a patent application regarding this technology. As of March 15, 2003, this patent application was still pending before the US Patent and Trademark Office. We pay a fee for our sale of fibers incorporating this technology. We pay Drs. Min and Zimmet fees and grant them stock options based on sales of EVLT™ lasers and associated disposables. Doctors Min and Zimmet are also our consultants. They provide services to us on an ongoing basis to educate physicians on the use of our EVLT™ products, and we pay them fees for these services.

We license technology that we currently use in our OPTIGUIDE® fiber optic diffuser. Health Research, Inc. owns this patented technology, and exclusively licenses it to QLT, Inc. In turn, QLT sublicenses it to us on a non-exclusive basis. Although our sublicense is non-exclusive, QLT is subject to a non-competition agreement wherein QLT effectively agreed not to license the technology to any third party for three years. The sublicense continues until the licensed patent rights expire or the license from Health Research to QLT is terminated, whichever comes first. Health Research may terminate its license to QLT if QLT breaches its obligations under the license and does not cure the breach within 90 days, or if QLT becomes insolvent. QLT may terminate our sublicense if we breach our obligations under the sublicense, such as failing to pay royalties, and do not cure the breach within 90 days, or if we become insolvent.

We have received trademark registrations from the US Patent and Trademark Office for the trademarks “Diomed” and “OPTIGUIDE.” We have initiated trademark registrations for “EVLT” and “Summer Legs” as trademarks and/or service marks, but we have not yet received registrations for these particular marks. We registered various domain names, including diomedinc.com, diomed-lasers.com, fibersdirect.com, fibresdirect.com, summerlegs.com and evlt.com.

Our proprietary technology includes:

•	a device for scanning laser beams in a pre-defined pattern across the patient’s skin;
•	an enclosure for protecting laser diodes and modules;
•	a low cost method for measuring the light from optical fibers of differing geometry (under development);
•	a common platform for laser diodes of different wavelengths;
•	a user interface that is appropriate to the clinical setting;
•	a monolithic optical geometry for implementing the patented technology;
•	a means for driving the laser diodes that provides a wide dynamic range; and
•	a means for efficiently removing heat from the diodes thereby allowing the instrument to operate with standard line power as the only service.

The patent position of medical device companies generally is highly uncertain. Some of the risks and uncertainties include:

•	the patent applications owned by or licensed to us may not result in issued patents;
•	our issued patents may not provide us with proprietary protection or competitive advantages;

•	our issued patents may be infringed upon or designed around by others;

•	our issued patents may be challenged by others and held to be invalid or unenforceable;

•	the patents of others may have a material adverse effect on us; and

•	significant time and funds may be necessary to defend our patents.

We are aware that our competitors and others have been issued patents relating to optical fibers and laser devices. In addition, our competitors and others may have been issued patents or filed patent applications relating to other potentially competitive products of which we are not aware. Further, in the future our competitors and others may file applications for patents, or otherwise obtain proprietary rights to technology that can be used for such products. These existing or future patents, applications or rights may conflict with our patents or applications. These conflicts could result in a rejection of our or our licensors’ patent applications or the invalidation of issued patents, any of which could have a material adverse effect on our ability to focus on the development or marketing of these applications. If conflicts occur, or if we believe that other products may infringe on our proprietary rights, we may pursue litigation or other legal remedies, or may be required to defend against litigation. Legal proceedings may materially adversely affect our competitive position, and we may not be successful in any such proceeding. Litigation and other proceedings can be expensive and time consuming, regardless of whether we prevail. This can result in the diversion of substantial financial, managerial and other resources from other activities. An adverse outcome could subject us to significant liabilities to third parties or require us to cease any related research and development activities or product sales. Some of the risks and uncertainties include:

•	we may be required to obtain licenses under dominating or conflicting patents or other proprietary rights of others;

•	these licenses may not be made available on terms acceptable to us, if at all; and

•	if we do not obtain such licenses, we could encounter delays or could find that the development, manufacture or sale of products requiring such licenses is foreclosed.

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

Government Approval

The FDA and comparable international regulatory bodies regulate our medical device products and their applications. The FDA governs, among other things, the following activities that we or our partners perform:

•	product design and development;

•	product testing;

•	product manufacturing;

•	product labeling;

•	product storage;

•	premarket clearance or approval;

•	advertising and promotion; and

•	product sales and distribution.

Unless an exemption applies, each medical device we wish to commercially distribute in the US will require either prior clearance by the FDA on the basis of what is called a “510(k) application,” or a premarket approval application, or “PMA.” The FDA classifies medical devices that are manufactured or sold in the US into one of three classes. Devices deemed to pose lower risks are placed in either class I or II, which requires the manufacturer to submit to the FDA a premarket notification requesting permission to commercially distribute the device. This process is generally known as 510(k) pre-market notification. Some low risks devices are exempted from this requirement. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device, are placed in class III, requiring premarket approval upon a PMA submitted by the applicant.

Our laser devices require either 510(k) or PMA approval, depending on the clinical application. These devices generally qualify for clearance under 510(k) procedures. We are the first company to receive FDA clearance for use of lasers and related applications in endovenous laser treatment and first diode laser manufacturer to receive FDA clearance for use of lasers in photodynamic therapy cancer treatments.

In August 2000, Axcan Pharma and Diomed received regulatory approval for our 630nm laser and OPTIGUIDE® fiber, and Axcan Pharma’s Photofrin® drug used in the cancer treatment for late stage lung and esophageal cancers. In December 2002, the FDA issued an approvable letter to Axcan Pharma in connection with an application it had made for expanded indications of the use of Photofrin® in conjunction with Diomed’s PDT laser products for the treatment of Barrett’s Esophagus. An approvable letter is typically viewed as an indication that the FDA will approve the application. In this approvable letter, the FDA advised Axcan Pharma that it had reviewed the application and requested further clinical information, mostly related to 24-month follow up data. Axcan Pharma expects the FDA to approve the application in the first or second quarter of 2003.

In January 2002, we received FDA clearance for use of endovenous laser treatment in the US, in respect of our EVLT™ product line, making Diomed the first company to receive FDA clearance for this modality and use. Specifically, the FDA approved Diomed’s EVLT™ surgical laser and procedure kit as intended for use in coagulation of the greater saphenous vein of the thigh in patients with varicose veins, and the FDA specifically found that the FDA would not require Diomed to submit a PMA for this use. In December 2002, the FDA granted clearance for the use of EVLT™ for expanded indications, namely, the use of Diomed’s D15plus and D30plus diode lasers and disposable kits for the treatment of varicose veins and varicosities associated with the superficial vein reflux of the greater saphenous vein.

To obtain 510(k) clearance, we must submit a premarket notification demonstrating that our proposed device is substantially equivalent to a previously cleared 510(k) device or a device that was in commercial distribution before May 28, 1976 (the date that the FDA called for the submission of PMAs). The FDA’s 510(k) clearance review has recently taken from three to twelve months from the date the application is submitted, but it can take significantly longer.

After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or, alternatively, could require premarket approval. The FDA requires each manufacturer to make this determination initially, but the FDA can review any such decision and can disagree with a manufacturer’s determination. If the FDA disagrees with a manufacturer’s determination, the FDA can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or obtain premarket approval. If the FDA requires us to seek 510(k) clearance or premarket approval for any modifications to a previously cleared product, we may be required to cease marketing or recall the modified device for the unapproved, or so called “offlabel,” use until we obtain this clearance or approval. Also, under these circumstances, we may be subject to significant regulatory fines or penalties.

We must submit a PMA to the FDA if we are not permitted to clear the device through the 510(k) process. We must support our PMA with extensive data, including technical, preclinical studies, clinical trials, manufacturing and labeling, to demonstrate the safety and efficacy of the device, to the FDA’s satisfaction.

After we file a PMA, the FDA conducts an in-depth review of the submitted information. This review generally takes one to three years, but may take significantly longer. During this review period, the FDA may request additional information or clarification of information provided. Also during the review period, in many cases an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. In addition, the FDA will conduct a pre-approval inspection of our manufacturing facility to insure compliance with its quality system regulations (known as Good Manufacturing Practices, or “GMP”). The FDA requires new PMAs or application supplements for significant modifications to the manufacturing process, labeling and design of a device that is approved through the premarket approval process. Premarket approval supplements often require submission of the same type of information as a PMA, except that the supplement may be limited to information needed to support any changes from the device covered by the original PMA, and may not require as extensive clinical data or the convening of an advisory panel.

We expect that any additional applications that we may seek for our existing laser products will require premarket approval. The FDA requires premarket approval for each specific clinical procedure.

The FDA generally requires at least one clinical trial to support a PMA, and occasionally requires clinical trials to support a 510(k) premarket notification. These trials generally require submission to the FDA of an application for investigational device exemption, or “IDE.” We must support the IDE application with appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The FDA must approve the application in advance for a specified number of patients, unless the FDA deems the product to be a non-significant risk device and eligible for more abbreviated IDE requirements. Clinical trials for a significant risk device may begin once the FDA and the appropriate institutional review boards at the clinical trial sites clear the application. Future clinical trials of our products may require that we submit and obtain clearance of an IDE from the FDA prior to commencing clinical trials. The results of clinical testing may not be sufficient to obtain clearance or approval of a new intended use of our device.

After a device is placed on the market, numerous regulatory requirements apply. These include:

•	quality system regulations, which require manufacturers to follow design, testing, control, documentation and other quality assurance procedures during the manufacturing process;

•	labeling regulations, which prohibit the promotion of products for uncleared or unapproved (off-label); and

•	medical device reporting regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur.

Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include one or more of the following sanctions:

•	fines, injunctions and civil penalties;
•	recall or seizure of our products;
•	operating restrictions, partial suspension or total shutdown of production;
•	refusing our requests for 510(k) clearance or premarket approval of new products or new intended uses;
•	withdrawing 510(k) clearance or premarket approvals that are already granted; and
•	criminal prosecution.

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

The Radiation Control for Health and Safety Act sets labeling and reporting requirements. Our failure to comply would initially result in a warning letter from FDA informing the company of the noncompliance. Action to correct the non-compliance range from a field correction, such as new labeling being sent to existing customers by mail, to a formal recall of the labeling and replacement with compliant material.

As compliance to existing regulations is included in our new product development protocol, it is unlikely a non-compliance will occur. Labeling and new product compliance are reviewed at discrete intervals during new product development by regulatory and compliance departments prior to the release of any new products.

Foreign governmental regulations, which vary substantially from country to country, govern international sales of medical devices. The time required to obtain clearance or approval by a foreign country may be longer or shorter than that required for FDA clearance or approval, and the requirements may be different.

Some of the risks and uncertainties of international governmental regulation include:

•	foreign regulatory requirements governing testing, development, marketing, licensing, pricing and/or distribution of drugs and devices in other countries;

•	our products may not qualify for the centralized review procedure or we may not be able to obtain a national market application that would be accepted by other European Union, or “EU,” member states;

•	our devices must also meet the new Medical Device Directive that became effective in Europe in 1998. The Directive requires that our manufacturing quality assurance systems and compliance with technical essential requirements be certified with a “CE Mark” authorized by a registered notified body of an EU member state prior to free sale in the EU; and

•	registration and approval of a photodynamic therapy products in other countries, such as Japan, may include additional procedures and requirements, nonclinical and clinical studies, and may require the assistance of native corporate partners.

These uncertainties could cause delays in our products entering the international market or cause our expenses to increase significantly.

The primary regulatory environment in Europe is that of the European Union, which consists of fifteen countries encompassing most of the major countries in Europe. Other countries, such as Switzerland, have voluntarily adopted laws and regulations that mirror those of the European Union with respect to medical devices. The European Union has adopted numerous directives and standards regulating the design, manufacture, clinical trials, labeling and adverse event reporting for medical devices. Devices that comply with the requirements of a relevant directive will be entitled to bear CE conformity marking, such as that issued by the British Standards Institute, indicating that the device conforms with the essential requirements of the applicable directives and, accordingly, can be commercially distributed throughout Europe. The method of assessing conformity varies depending on the class of the product, but normally involves a combination of self-assessment by the manufacturer and a third-party assessment by an official body. This third-party assessment may consist of an audit of the manufacturer’s quality system and specific testing of the manufacturer’s device. An assessment in one country within the European Union is required in order for a manufacturer to commercially distribute the product throughout the European Union. ISO 9001 certification is one of the CE Mark certification requirements. In November 1999, our facility was awarded ISO 9001 and EN 46001 certification, thereby allowing us to apply the CE mark to our products and market them throughout the European Union. In September 2001, we were the first company to receive the CE mark of approval for marketing endovenous laser therapy products in Europe.

Third Party Reimbursement

A patient’s ability to secure reimbursement for our existing and future products is critical to our success. In the US, health care providers generally rely on third-party payors, principally private health insurance plans, Medicare and Medicaid, to reimburse all or part of the cost of procedures in which medical devices are used. However, we cannot assure that EVLT™ and PDT, and future products that we develop in connection with photodynamic therapy, endovenous or other medical and clinical procedures, will be reimbursed, or that the amounts reimbursed would be adequate to provide us with acceptable profits.

The current cost reduction orientation of the third-party payor community makes it exceedingly difficult for new medical devices and surgical procedures to obtain reimbursement. Often, it is necessary to convince these payors that the new devices or procedures will establish an overall cost savings compared to currently reimbursed devices and procedures. We believe that EVLT™ may offer an opportunity for payors to reduce the costs of treating varicose vein patients by possibly reducing significantly the number of vein stripping procedures performed. While we believe that EVLT™ possesses economic advantages that will be attractive to payors, we cannot assure that they will make reimbursement decisions based upon these advantages.

Reimbursement by third-party payors is often positively influenced by the existence of peer-reviewed publications of safety and efficacy data and recommendations by knowledgeable physicians. In regards to EVLT™, Diomed currently exceeds the competition in the magnitude of clinical data it has compiled, and is currently the only company to have peer-reviewed articles published in scientific journals, such as The Journal of Vascular and Interventional Radiology and Dermalogic Survey.

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

Nevertheless, the efforts of governments and third-party payors to contain or reduce the cost of healthcare will continue to affect our business and financial condition as a medical device company. In foreign markets, pricing or profitability of medical products and services may be subject to government control. In the US, we expect that there will continue to be federal and state proposals for government control of pricing and profitability. In addition, increasing emphasis on managed healthcare has increased pressure on pricing of medical products and will continue to do so. These cost controls may have a material adverse effect on our revenues and profitability, and may affect our ability to raise additional capital.

In addition, cost control initiatives could adversely affect our business in a number of ways, including:

•	decreasing the price we, or any of our partners or licensees, receive for any of our products;

•	preventing the recovery of development costs, which could be substantial; and

•	limiting profit margins.

Product Liability Risk

Our development of clinical solutions exposes us to significant inherent, industry-wide risks of allegations of product liability. Patients or others who use or sell our product may make these claims.

The following are some of the risks related to liability and recall:

•	we are subject to the inherent risk that a governmental authority or third party may require the recall of one or more of our products;

•	if we obtain insurance coverage in the future, this coverage may not be available at a reasonable cost if at all, or in amounts sufficient to protect us against claims that may be made; and

•	liability claims relating to our products or a product recall could adversely affect our ability to obtain or maintain regulatory approval for our products and their applications.

Number of Employees

As of December 31, 2002 we employed a total of 68 full-time employees, 29 of whom are based in the US and 39 of whom are based at Diomed Ltd, our wholly-owned subsidiary in Cambridge, England, where manufacturing and certain international sales are conducted. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. None of our employees is represented by a labor union. We believe our employee relations are good.

Diomed Merger and Private Placement of Common Stock – February 14, 2002

Diomed become a wholly-owned subsidiary of the Company by way of the Merger, which was consummated on February 14, 2002. The principal purpose of the Merger was to enhance our ability to raise capital for our business by creating a public trading market for shares of our common stock and help us when we negotiate future acquisitions. To facilitate this process, we originally entered into the Merger Agreement with Pashleth Investment Ltd., a Delaware corporation, and granted Pashleth the right, subject to our consent, to assign its rights to a merger partner that would be suitable to our need to raise capital. When Pashleth selected Natexco, Pashleth assigned all of its rights and obligations under the Merger Agreement to Natexco. As a result, Pashleth had no continuing relationship with the Merger, other than as escrow agent for the proceeds of the contemporaneous private placement. Because Natexco was a public company that had ceased its previous business operations, we believed that this entity could provide us with a better opportunity to access capital and negotiate future acquisitions due to the liquidity afforded by a public trading market.

For financial statement purposes, the Merger was treated as a recapitalization of Diomed. For tax purposes, we believe the Merger qualifies as a tax-free exchange of equity securities. We have not, however, requested any ruling from the Internal Revenue Service in respect of the tax treatment of the Merger.

Natexco’s initial business plan was to provide promotional advertising and public relations services in the United States to Canadian companies lacking the personnel and facilities to conduct these activities outside Canada. This business plan was, however, unsuccessful. On July 30, 2000, Natexco acquired all of the issued and outstanding shares of common stock of Security Software Systems, Inc. (“Security Software”), a Florida corporation incorporated on October 17, 1996. As a result of the acquisition of Security Software, Natexco was in the sole business of developing, manufacturing, marketing and selling security computer software designed for access control for use by guarded communities, office buildings, high rise condominiums, private estates, country clubs and other secure facilities. Diomed Holdings’ sole business activity until the Merger was the operation of Security Software. We are not pursuing the business of Security Software now that the Merger has occurred.

On February 14, 2002, pursuant to the Merger Agreement, Diomed Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Diomed Holdings, merged with and into Diomed.

Pursuant to the Merger Agreement, Diomed Holdings issued:

•	2,328,922.50 shares of its Class A convertible preferred stock, known as “Class A Stock,” to the former holders of Diomed common stock in exchange for 9,315,690 shares of common stock of Diomed issued and outstanding as of the effective time of the Merger, which 2,328,922.50 shares were convertible into 9,315,690 shares of the Company’s common stock, and

•	1,362,500 shares of its Class A Stock to the former holders of 2,725,000 shares of Diomed Series A Preferred Stock issued and outstanding as of the effective time of the Merger, which 1,362,500 shares were convertible into 5,450,000 shares of the Company’s common stock.

Immediately prior to the Merger, we consummated a private placement transaction, wherein Diomed issued 5,000,000 shares of common stock, at a purchase price of $2.00 per share, and received aggregate gross proceeds of $10,000,000. As a result of the Merger, these shares were exchanged for an equal number of shares of common stock of the Company. The proceeds of the private placement were used to pay $700,000 of bridge loans that we had obtained to fund our operations prior to the Merger, to pay merger-related fees and expenses and to provide funds for ongoing corporate needs.

In connection with the Merger, the Company assumed the obligations of Diomed with respect to Diomed’s outstanding stock options and warrants. During 2002, Diomed issued options representing 450,200 shares of common stock and cancelled 620,655 options held by former employees who departed from the Company prior to the options vesting and/or who did not exercise their options within the required post-employment exercise period. As of December 31, 2002, options representing 1,603,285 shares of common stock were outstanding.

As of December 31, 2001, Diomed had issued warrants representing 111,924 shares of common stock. On January 1, 2002, Diomed issued warrants representing a total of 10,000 shares of common stock to two affiliated investors, Winton Capital Holdings Ltd. and Verus International Group Limited, that provided $700,000 of bridge financing to Diomed in October, 2001. See Note (8) of the Notes to Consolidated Financial Statements for a description of the terms of this bridge financing. On December 27, 2002 the Company issued warrants to purchase 8,333,333 shares of common stock to an affiliated investor, Gibralt US, Inc., that provided $2,000,000 of bridge financing to Diomed on that date. See Note (8) of the Notes to Consolidated Financial Statements for a description of the terms of this bridge financing. Accordingly, as of December 31, 2002, warrants to purchase 8,455,257 shares of common stock were outstanding.1

The shares issued to the former Diomed stockholders in the Merger represented approximately 51% of the Company’s voting securities following the Merger, before giving effect to options and warrants. Assuming that the holders of the options and warrants outstanding at the time of the merger had fully exercised their purchase rights, the shares issued to the former Diomed stockholders in the Merger would represent approximately 47.8% of the Company’s issued and outstanding voting securities following the Merger, the shares issued to the option holders would represent approximately 5.8% of the Company’s issued and outstanding voting securities following the Merger and the shares issued to the warrant holders would represent approximately 0.4% of the Company’s issued and outstanding voting securities following the Merger.

We believe that each stockholder of Diomed that was a US resident at the time of the Merger also was an accredited investor, as the term is defined in Regulation D under the Securities Act, and that the offering by means of the Merger was exempt from the registration requirements of the Securities Act under Section 4(2) of the Securities Act. The shares that we issued to those persons are subject to restrictions on transfer. Each other stockholder of Diomed was not a US resident at the time of the Merger and, as to those stockholders, the Merger was structured to comply with the exemption from registration provided by Regulation S under the Securities Act. The shares issued to non-US residents also are subject to restrictions on transfer. Accordingly, the issue of shares to non-US residents did not require registration under the Securities Act.

Before the Merger, the directors of the Company appointed Peter Norris as a director of the Company to fill a vacancy on the board of directors, and to serve in such capacity until the next annual meeting of shareholders of the Company or until his earlier resignation or removal. The directors also appointed Peter Klein, then the chief executive officer and president of Diomed, as chief executive officer and president of the Company. After the Merger, except for Mr. Norris, the pre-Merger directors of the Company resigned, Mr. Norris appointed the remaining Diomed directors as directors of the Company, and additionally, in consultation with the remaining Diomed directors, appointed Kim Campbell as a director of the Company.

1Other than the warrants issued on December 27, 2002, which are exercisable for common stock, the foregoing options and warrants are exercisable for Class A Stock, which in turn are convertible into shares of common stock. All references herein to the numbers of options and warrants are on an as-converted basis, unless stated otherwise or unless the context clearly indicates otherwise.

Under the terms of the Merger, the Company was required to file a registration statement with the SEC within 120 days after the Merger and to have the registration statement declared effective within 240 days after the Merger. The registration statement was to cover (i) 5,000,000 shares of the Company’s common stock issued in the private placement related to the Merger, (ii) 14,765,690 shares of common stock into which the Class A Stock issued in the Merger to the former Diomed stockholders convert over a period of approximately two years after the Merger and (iii) 121,924 shares of common stock issuable upon conversion of the shares of Class A Stock that are issuable upon the exercise of Diomed warrants that the Company assumed as part of the Merger. Since the terms that also provided the Company did not meet the requirement of effectiveness within 240 days after the Mergers the Company was required to issue a total of 50,000 shares of common stock as a penalty to the stockholders who purchased common stock under the Company’s agreement with the purchasers of its common stock in the February 14, 2002 private placement. See “Description of Securities – Registration of Securities Issued in the Merger” for more details.

The Company filed such registration statement with the SEC within 120 days of the Merger, but this registration statement was not declared effective by the SEC within 240 days after the Merger. This registration statement was declared effective by the SEC on October 24, 2002. Accordingly, the Company was required to issue a total of an additional 50,000 shares of common stock to the stockholders who purchased shares of common stock in the February 14, 2002 private placement. The Company filed another registration statement on November 1, 2002 registering for resale these additional 50,000 shares of common stock.

The Company also agreed to file, 45 days after the effective date of the first registration statement, a second registration statement that would cover the 1,789,370 shares of its common stock issuable upon conversion of all shares of Class A Stock that are issuable upon the exercise of Diomed options that the Company assumed as part of the Merger. According to that agreement, the Company was required to have filed such a registration statement by December 8, 2002. However, the Company has not yet filed such a registration statement. The exercise prices of these options were less than the market price of our common stock at the time the second registration statement was required to be filed. Accordingly, the Company did not file such registration statement to defer the cost of doing so. There is no contractual penalty associated with the failure to file this second registration statement. The Company expects to file this particular registration statement during fiscal year 2003. See “Description of Securities – Stock Options and Warrants” for more details.

To the extent not covered by an effective registration statement, shares of common stock issued on the exercise of options or warrants will generally become tradable in the public markets one year after exercise, subject to the volume limitations, manner of sale and notice of sale limitations of the SEC’s Rule 144.

Migratory Merger – May 13, 2002

The Company was a Nevada corporation prior to the Merger, and continued to be a Nevada corporation following the Merger. In April 2002, the board of directors of the Company determined that it was in the best interests of the Company and its stockholders for the Company to change its state of incorporation from Nevada to Delaware by way of the Migratory Merger. On May 13, 2002, after obtaining stockholder approval, the Migratory Merger was completed by merging the Company (Diomed Holdings (Nevada)) with and into a newly organized Delaware subsidiary (Diomed Holdings (Delaware)). As a result of the Migratory Merger, each share of common stock of Diomed Holdings (Nevada) outstanding as of the date of the consummation of the Migratory Merger was converted into one share of common stock of Diomed Holdings (Delaware) and each share of Class A Stock of Diomed Holdings (Nevada) was converted into four shares of Class A Stock of Diomed Holdings (Delaware). The rights and privileges of the common stock and the Class A Stock of Diomed Holdings (Delaware) are virtually identical to those of the common stock and Class A Stock of Diomed Holdings (Nevada), other than a one for four exchange of shares of Class A Stock of Diomed Holdings (Nevada) for shares of Class A Stock of Diomed Holdings (Delaware), and a reduction in the number of votes from four votes per share for Class A Stock of Diomed Holdings (Nevada) to one vote per share for Class A Stock of Diomed Holdings (Delaware). See “Description of Securities – Recent Sales of Unregistered Securities” for more details.

In connection with the Migratory Merger, the Company assumed the obligations of Diomed Holdings (Nevada) with respect to Diomed Holdings (Nevada)’s outstanding stock options and warrants (formerly the Diomed stock options and warrants described above).

As a result of the Migratory Merger, the directors and officers of Diomed Holdings (Nevada) became the directors and officers of the Company.

Since the Company has become a Delaware corporation, we and our stockholders are subject to Section 203 of the General Corporation Law of the State of Delaware, an anti-takeover law. In general, the law prohibits a public Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in the prescribed manner. A “business combination” includes a merger, asset sale or other transaction resulting in a financing benefit to the interested stockholder. An “interested stockholder” is a person who, together with affiliates and associates, owns (or within the prior three years, did own) 15% or more of the corporation’s voting stock.

In the Migratory Merger, the common stock, Class A Stock, warrants and options of Diomed Holdings (Nevada) were exchanged with the security holders thereof for common stock, Class A Stock, warrants and options of Diomed Holdings (Delaware) and no commission or other remuneration was paid or given for soliciting the exchange. We therefore believe that the securities issued by Diomed Holdings (Delaware) in the Migratory Merger are exempt securities under Section 3(a)(9) of the Securities Act.

Item 2. Description of Property.

We own no real property. We occupy 20,500 square feet of office, manufacturing, and research and development space in Cambridge, UK under a 25 year lease expiring in April 2024. The Company, however, has the option to terminate the lease agreement at the end of 15 years. If the Company chooses not to exercise its termination option, the lease agreement will continue for the remaining 10 years. We have sublet a portion of this space. We also occupy approximately 3,700 square feet of office and distribution space in Andover, Massachusetts under a lease expiring in June 2004. We believe that these facilities are in good condition and are suitable and adequate for its current operations.

Item 3. Legal Proceedings

On October 22, 2001, MBG Technologies, Inc. and its United Kingdom subsidiary Ci-Tec UK Ltd. filed an action, entitled MBG Technologies, Inc. et al. v. Diomed, Inc., et al, Superior Court of the State of California, County of Orange, Case No. 01CC 13525, against us and our UK subsidiary, Diomed Ltd. MBG alleges we disclosed trade-secret information. The trade secrets relate to “the development and distribution of information for non-coherent light sources…” and MBG alleges that we disclosed this information to MBG’s competitor, Efos. We deny these allegations. MBG seeks compensatory and punitive damages in an unspecified amount, but apparently at least $80,000, and an injunction against further disclosures by us of MBG’s trade secrets. On December 11, 2001, the Company removed the State Action to the United District Court for the Central District of California, Southern Division, where it is now pending as Case No. SA 01-1190 GLT. We have moved to dismiss the action and compel arbitration to address MBG’s allegations. MBG has opposed this motion.

We are involved in other legal proceedings and claims of various types. While any litigation contains an element of uncertainty, management believes that the outcome of each such other proceeding or claim which is pending or known to be threatened, will not have a material adverse effect on us.

Item 4. Submission of Matters to a Vote of Security Holders

On or about February 4, 2002, Natexco solicited from its stockholders a consent to change its name to Diomed Holdings, Inc. The holders of 5,623,900 shares of Natexco’s common stock, representing 61% of the outstanding shares, provided their consent and on February 11, 2002, Natexco’s name was changed accordingly.

In April 2002, we solicited the approval of our stockholders to the Migratory Merger pursuant to a definitive proxy statement that was distributed to our stockholders on or about April 22, 2002. On May 13, 2002, we held a special meeting of our stockholders in order to have our stockholders vote on whether to approve the Migratory Merger. A quorum was present at this meeting, and the stockholders approved the Migratory Merger. After stockholder approval was given, the Migratory Merger was consummated on May 13, 2002, and we have been a Delaware corporation since that date. See “Migratory Merger – May 13, 2002” for details of the Migratory Merger.

Part II

Item 5. Market for Common Equity and Related Stockholder Matters

Since February 22, 2002, our Common Stock has been listed on the American Stock Exchange under the symbol “DIO”. Between November 2001 and February 22, 2002, our stock was quoted on the OTC Electronic Bulletin Board. Prior to being quoted on the OTC Bulletin Board, there was no market for our Common Stock. The following table sets forth for the periods indicated the high and low bid price information for the Common Stock as reported on the American Stock Exchange and the Over-the-Counter Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Period	High	Low
January 1, 2003 to March 21, 2003	$0.44	$0.11
October 1, 2002 to December 31, 2002	$0.71	$0.21
July 1, 2002 to September 30, 2002	$2.08	$0.25
April 1, 2002 to June 30, 2002	$5.35	$1.04
February 22 to March 31, 2002	$8.85	$3.86
January 1 to February 21, 2002	$9.00	$0.70
Fourth Quarter 2001	$1.00	0.77

On March 21, 2003, the closing bid price on the American Stock Exchange for the Company’s common stock was $0.12. As of March 21, 2003 there were approximately 300 holders of record of our common stock (a substantial number of which we believe are nominees for other persons).

It is our present policy not to pay cash dividends and to retain future earnings to support our growth. We do not anticipate paying any cash dividends in the foreseeable future.

Description of Securities

References in the following description are to securities of Diomed Holdings, unless otherwise stated or readily indicated by context.

Our authorized capital stock consists of 80,000,000 shares of common stock, par value $.001 per share, and 20,000,000 shares of preferred stock, par value $.001 per share, of which we have designated 18,000,000 shares as shares of Class A Stock. As of March 21, 2003, there were 16,569,261 shares of common stock issued and outstanding,2 and 13,142,488 shares of Class A Stock issued and outstanding (which are convertible into 13,142,488 shares of common stock). As of March 21, 2003, there were also outstanding options to purchase up to 2,498,215 shares of common stock, including 800,000 stock options granted to James A. Wylie, Jr. in January 2003 upon his joining the Company as president, chief executive officer and a director. As of March 21, 2003, there were warrants to purchase up to 8,455,257 shares of common stock, and convertible notes in the aggregate principal amount of

2 Prior to the Merger, there were 9,200,000 shares of common stock issued and outstanding. In connection with the Merger, on February 14, 2002, we issued an additional 5,000,000 shares of common stock to 46 investors in a private placement offering for $2.00 per share. Under the terms of our February 14, 2002 private placement agreement we issued a total of an additional 50,000 shares of common stock to these 46 investors on a pro rata basis as of November 1, 2002. On December 30, 2002, there were 15,461,749 shares of Class A Stock issued and outstanding. Of these shares, a total of 2,319,261 automatically converted into common stock on December 31, 2002, January 31, 2003 and February 28, 2003. Because the board of directors determined that the effect of the incremental conversion of Class A Stock into common stock would impair the Company’s ability to procure additional equity investment, pursuant to its discretion under the terms of the Class A Stock, the board determined to cause all of the outstanding shares of Class A Stock to convert into common stock as of March 31, 2003. As a result, the remaining 13,142,488 of Class A Stock outstanding immediately prior to the opening of business on March 31, 2003 will be automatically converted into common stock on March 31, 2003. After this accelerated conversion occurs, there will be 29,711,749 shares of common stock outstanding and no Class A Stock outstanding. For further details, see “Description of Securities - Preferred Stock.”

$2,000,000 convertible into that number of shares of common stock determined by a formula which includes variables which will be ascertained at the time of conversion (if the notes are converted).

The following description of our capital stock does not purport to be complete and is subject to and qualified by our Certificate of Incorporation and By-laws, which are incorporated by reference as exhibits to this Annual Report, and by the provisions of applicable Delaware law.

Common Stock

Subject to preferences that may be applicable to any rights of holders of outstanding stock having prior rights as to dividends, the holders of outstanding shares of our common stock are entitled to receive dividends out of assets legally available therefor at such times and in such amounts as the board of directors from time to time may determine. Holders of our common stock are entitled to one (1) vote for each share held on all matters submitted to a vote of the stockholders. Cumulative voting with respect to the election of directors is permitted by the Certificate of Incorporation. The common stock is not entitled to preemptive rights and is not subject to conversion or redemption. Upon our liquidation, dissolution or winding-up, the assets legally available for distribution to stockholders are distributable ratably among the holders of the common stock after payment of liquidation preferences, if any, on any outstanding stock having prior rights on such distributions and payment of other claims of creditors. Each share of common stock outstanding as of the date of this Annual Report is validly issued, fully paid and nonassessable.

Preferred Stock

The Company’s board of directors is authorized, subject to any limitations prescribed by Delaware law, to issue preferred stock. The board of directors can fix the rights, preferences and privileges of the shares and any qualifications, limitations or restrictions thereon. The board of directors may authorize the issuance of preferred stock with voting or conversion rights that could adversely affect the voting power or other rights of the holders of common stock. Each share of preferred stock outstanding as of the date of this Annual Report is validly issued, fully paid and nonassessable.

The issuance of preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes could, among other things, under certain circumstances, have the effect of delaying, deferring or preventing a change in control of the Company. The issuance of preferred stock may adversely affect the rights of our common stockholders by, among other things:

•	restricting dividends on common stock;

•	diluting the voting power of the common stock;

•	impairing the liquidation rights of the common stock; or

•	delaying or preventing a change in control without further action by the stockholders.

The Company has designated 18,000,000 shares of its preferred stock as Class A Stock. The Class A Stock is convertible into common stock at the rate of one of common stock to one share of Class A Stock, subject to customary adjustments, including adjustments in the event of any stock splits, combinations or reclassifications. The Class A Stock has rights that are identical to the rights of the Company’s common stock, except as follows:

Conversion

The original terms of the Class A Stock provided that each share of Class A Stock was to automatically convert into one share of our common stock, based upon the effectiveness as of October 24, 2002 of a registration statement that we filed registering for resale shares of common stock issued in our February 14, 2002 private placement and shares of common stock into which shares of our Class A Stock were to be convertible:

•	at the end of the second full month after the effectiveness of the registration statement, (i.e., at the end of December, 2002), five percent (5%) of the shares of the Class A Stock issued to the former Diomed stockholders in the Merger began to automatically convert into common stock;

•	at the end of each month after the second full month after the effectiveness of the registration statement through the twenty-third full month after the month in which the registration statement became effective, (i.e., at the end of January 2003 through December 2004) an additional five percent (5%) of the Class A Stock issued in the Merger was to automatically convert into common stock; and

•	in all events, on February 14, 2004, the unconverted balance of the Class A Stock was to automatically convert into shares of our common stock.

The terms of the Class A Stock provided that the board of directors could change the conversion provisions of the Class A Stock under the following circumstances:

•	prior to the end of February 2003, if we had determined to make a private or public offering of our common stock or securities convertible into common stock to raise capital or to make an acquisition, the board of directors may postpone further conversion of Class A Stock for a period the board decides in good faith, up to the end of February 2004;

•	prior to the end of February 2004, if we had combined with another entity whose equity securities are registered under the Exchange Act, the board of directors could replace the current conversion provisions for the Class A Stock with other provisions, so long as the business combination is approved by the board, the new provisions apply equally to all shares of Class A Stock and are not less favorable than the current conversion provisions for the rate and amount of conversion;

•	after the end of February 2003, the board of directors could accelerate the rate of conversion or increase the amount of shares of Class A Stock being converted, so long as the change applies equally to all shares of Class A Stock (as noted below, pursuant to this provision, all Class A Stock is to automatically convert into common stock as of March 31, 2003); and

•	after the end of February 2003, the board could establish performance objectives as a condition to implementing changes which accelerate the rate of conversion or increase the amount of shares to be converted, so long as these changes apply equally to all shares of Class A Stock.

The purpose for the conversion feature of the Class A Stock was to permit a staggered increase in the number of shares of common stock that are available for trading in order to minimize the market disruption that otherwise may occur if a large block of shares were to become tradable at once. The board of directors determined that the effect of the incremental conversion of Class A Stock into common stock would impair the Company’s ability to procure additional equity investment, pursuant to its discretion under the terms of the Class A Stock, the board determined to cause all of the outstanding shares of Class A Stock to convert into common stock as of March 31, 2003.

Voting

•	The holders of the Class A Stock shall each be entitled to vote the number of votes equal to the number of shares of the common stock into which such shares are convertible, i.e., four votes per share prior to the Migratory Merger which occurred on May 13, 2002 and one vote per share after the Migratory Merger. Any matter as to which the holders of common stock are entitled to vote shall require the affirmative vote of the holders of a majority of the issued and outstanding shares of the Company’s capital stock entitled to vote thereon, including the Class A Stock, voting as one class. The affirmative vote of the holders of a majority of the issued and outstanding shares of the Class A Stock voting as a separate class, shall be required to change the powers, preferences or special rights of the shares of the Class A Stock in relation to the shares of the common stock.

Each share of Class A Stock shares ratably in distributions, either as dividends are paid or upon liquidations of the Company, with shares of common stock.

For so long as 1,000,000 shares of Class A Stock remain issued and outstanding, the Company may not do certain acts, such as engaging in certain merger or other significant business combination transactions, incurring secured debt in excess of $1,000,0003 or creating a class of preferred stock senior to or on parity with the Class A Stock, without the consent of the holders of 66 2/3% of the outstanding shares of Class A Stock.

Stock Options and Warrants

In connection with the Merger, the Company assumed the obligations of Diomed with respect to Diomed’s then-outstanding stock options and each of the two plans under which Diomed had granted these options since 1998, the 1998 Employee Option Plan, referred to as the 1998 Plan, and the 2001 Employee Option Plan, referred to as the 2001 Plan, as well as stock options Diomed had issued prior to the adoption of its stock option plans. Accordingly, the Company assumed options representing a total of 1,789,370 shares of common stock as a result of the Merger. Under the 1998 plan, options representing 750,000 shares of common stock were authorized, of which 283,908 options were outstanding as of the effective time of the Merger. Under the 2001 plan, options representing 1,750,000 shares of common stock were authorized, of which 1,015,783 options were outstanding as of the effective time of the Merger. An additional 489,679 shares related to options which Diomed had issued to officers, other employees and consultants prior to the adoption of the 1998 plan were outstanding as of the effective time of the Merger. With respect to these non-plan options, the Merger Agreement obligates the Company, upon request of the option holders, to perform Diomed’s obligations to issue shares upon the exercise of outstanding options.

The Merger Agreement also obligated the Company to perform Diomed’s obligations to issue shares upon exercise of outstanding warrants to purchase shares of Diomed Series A Preferred Stock. As of the effective time of the Merger, warrants representing a total of 30,481 shares of Diomed’s Series A Preferred Stock, convertible into 121,924 shares of Diomed common stock, were outstanding, and accordingly, were assumed by the Company and now represent a total of 30,481 shares of the Company’s Class A Stock, convertible into 121,924 shares of Company common stock.

Registration of Securities Issued in the Merger

As to the 5,000,000 shares of common stock which we issued in the private placement sale which occurred on February 14, 2002, immediately prior to the effectiveness of the Merger, certain special provisions apply. First, the Company agreed to file a registration statement covering these shares, which is the registration statement that became effective October 24, 2002. The Company agreed that if said registration statement was not declared effective by the SEC within 240 days of the Merger (i.e., by October 11, 2002), or if the Company fails to maintain the effectiveness of said registration statement until the first anniversary of the Merger (i.e., February 14, 2003), then the Company is obligated to pay a penalty equal to 1% (calculated on a fully-diluted basis) of the shares of common stock issued in this private placement sale, for each month during which the Company fails to obtain or maintain the effectiveness of the registration statement. Accordingly, the Company issued 50,000 shares to the holders of the private placement common stock as of November 1, 2002, and filed a registration statement in connection with these shares on November 1, 2002. Second, the Company agreed that if prior to the first anniversary of the Merger (i.e., February 14, 2003) the Company were to offer to the public shares of common stock or other securities convertible into common stock at a price of at least $2.50 per share and resulting in aggregate proceeds of at least $20,000,000 to the Company, the holders of the 5,000,000 shares of common stock purchased in the February 14, 2002 private placement agreed not to sell or

3 Pursuant to the December 27, 2002 bridge financing transaction, the Company incurred secured indebtedness equal to $1,000,000. See “Description of Securities – Recent Sales of Unregistered Securities” for further details.

otherwise transfer their shares without the Company’s prior written consent for a period of up to two years after the date of the Merger (i.e., February 14, 2004). The Company made no such public offering and accordingly, the Company’s consent prior to a sale or other transfer of the common stock purchased in the February 14, 2002 private placement is not required.

In addition to the registration of shares of common stock for resale hereunder, in connection with the Merger, the Company agreed to file, 45 days after the effectiveness of the registration statement, a second registration statement that will cover the 1,789,370 shares of its common stock issuable upon conversion of all shares of Class A Stock that are issuable upon the exercise of Diomed options that the Company assumed as part of the Merger. The Company did not file this registration statement because, at the time it became due to be filed, the trading price of the common stock was lower than the exercise price of the common stock under the options, no option holder requested that the registration statement be filed, and in order to defer the expense of filing the registration statement, the Company determined to postpone filing the registration statement until the stock price increased and/or an option holder requested that the registration statement be filed. For sales of such common stock not covered by the registration statement, the SEC’s Rule 144 will govern resale of the shares issued by the Company and, in general, stockholders will be able to sell their shares subject to the volume and manner of sale limitations of Rule 144, beginning one year after the stockholders have acquired the Company’s shares.

After the closing of the Merger, 9,200,000 of the Company’s 14,200,000 issued and outstanding shares of common stock became tradable. The remaining 5,000,000 shares of common stock became tradable upon the effectiveness of the registration statement, which became effective as of 5:30pm on October 24, 2002. Notwithstanding these restrictions, certain customary exceptions to restrictions on transfer such as gifts, transfers in interest and the like may apply. The 50,000 shares issued as “penalty shares” as described above became immediately tradable as of November 1, 2002 because the Company filed a registration statement in connection with those shares on November 1, 2002 which was effective upon filing with the SEC.

Transfer Agent and Registrar

The transfer agent and registrar for our common stock is Corporate Stock Transfer, Inc., 3200 Cherry Creek Drive South, Suite #430, Denver, Colorado 80209. We act as our own transfer agent and registrar as to the Class A Stock, the warrants and the options.

Recent Sales of Unregistered Securities

During 2000, 2001 and 2002, Natexco, the predecessor of Diomed Holdings, sold and issued the unregistered securities described below:

On May 18, 2000, Natexco issued and sold 20,000 shares of preferred stock to Desert Bloom Investments, Inc., a Colorado corporation, in consideration for $20,000 in cash. In addition, on that date Natexco issued and sold 20,000 shares of preferred stock to Aboyne Management, Ltd., in consideration for the cash sum of $20,000. Aboyne is a British Columbia, Canada, corporation of which Gerald A. Mulhall, the President and a director of Natexco, was at the time the President and principal shareholder. In connection with the sale of the above-described shares of preferred stock, Natexco relied upon the exemption from registration afforded by Section 4(2) of the Securities Act. To make the exemption available, Natexco relied upon the representation by Desert Bloom Investments, Inc. and Aboyne Management, Ltd. that each was an accredited investor. These investors had access to the prospectus dated February 25, 1999, used in connection with Natexco’s previous common stock offering conducted under Rule 504 of Regulation D under Section 3(b) of the Securities Act, and/or the information provided in the prospectus. Further, Natexco did not use public solicitation or general advertising in connection with the offering. In connection with the sale of the shares of preferred stock to Desert Bloom Investments, Inc., Natexco also relied upon the exemption from registration provided under Section 11-51-308(1)(p) of the Colorado Uniform Securities Act.

During 2000, 2001 and 2002, Diomed and Diomed Holdings sold and issued the unregistered securities described below (those unregistered securities Diomed sold and issued in 2000 are described in the discussion of the March 15, 2001 plan of reorganization under paragraph (1)(v) and (vi)):

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

	Shares	Purchase Price
Verus International Group Limited	500,000	$500,000.00
Verus Investments Holdings Inc.	500,000	$500,000.00
Winton Capital Holdings Ltd.	500,000	$500,000.00
Green Crescent Corporation	318,500	$318,500.00
James Arkoosh	41,500	$41,500.00
George M. Lieberman	5,000	$5,000.00
Marousa L. Dumaresq	35,000	$35,000.00
Content Groove Inc.	50,000	$50,000.00
Jack L. Rivkin	50,000	$50,000.00

	2,000,000.0	2,000,000.00

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

Noteholder	Principal Amount of Notes	Shares Issued
Charles Savill	$25,000.00	25,000.0
Chris Ohlsen	$25,000.00	25,000.0
CMWL Trust	$500,000.00	500,000.0
Edward Baxter	$25,000.00	25,000.0
Hugh Moreshead	$25,000.00	25,000.0
Jeffrey Evans	$25,000.00	25,000.0
Julian Rogers-Coltman	$25,000.00	25,000.0
Mark & Amanda Sater	$25,000.00	25,000.0
Michael May	$25,000.00	25,000.0
Mr Robert N. Bee and/or Mrs Delores M. Bee	$25,000.00	25,000.0
Neil Durazzo	$100,000.00	100,000.0
Nick Burge	$25,000.00	25,000.0
Nick Robinson	$25,000.00	25,000.0
Rathbone Jersey Limited re PT635	$1,000,000.00	1,000,000.0
Richard Gray	$25,000.00	25,000.0
Ross Jones	$25,000.00	25,000.0
Rupert Scott	$25,000.00	25,000.0
Verus Investments Holdings Inc.	$500,000.00	500,000.0
Xavier De. La Rochefoncould	$25,000.00	25,000.0

	$2,475,000.0	2,475,000.00

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

	Shares of Common Stock to be Reissued	Shares of Common Stock to be Cancelled	Warrants to be Cancelled
Verus Investment Holdings	771,985	220,567	441,134
Gibralt Capital	999,999	285,714	571,428
James Arkoosh	17,500	5,000	10,000
George Lieberman	10,500	3,000	6,000
Marousa Dumaresq	200,018	57,148	114,296

2,000,001	571,429	1,142,858

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

	Shares of Common Stock to be Reissued	Shares of Common Stock to be Cancelled	Warrants to be Cancelled
DLG Rowlands	25,000.50	7,143	7,143
Mrs. T. Norris	12,250	3,500	3,500
HSBC Financial Services (Cayman) Limited – Trustee of The Abe-Sci Venture Fund	81,350.50	23,243	23,243
Fortis Fund Services (Cayman) Ltd. – Trustee of Sofaer Funds/SCI Global Hedge Fund	576,093	164,598	164,598
Michael Bourne	14,098	4,028	4,028

	708,792.00	202,512	202,512

Diomed issued and sold the securities in the six above-referenced transactions in reliance upon exemptions from registration under the Securities act of 1933, as amended, set forth in Section 4(2) thereof or Regulation D or Regulation S thereunder. Each purchaser represented that such purchaser was an accredited investor or not a US person, and each agreed that the securities would not be resold without registration under the Securities Act or exemption therefrom. Each purchaser also represented such purchaser’s intention to acquire the securities for investment only, and not with a view to the distribution thereof. Diomed affixed appropriate legends to the stock certificates issued in such transactions. Prior to making any offer or sale, Diomed had reasonable grounds to believe and believed that each purchaser was capable of evaluating the merits and risks of the investment and was able to bear the economic risk of the investment.

2)  On April 30, 2001, Diomed sold 500,000 shares of its Series A Preferred Stock to Verus International Group Limited, pursuant to the commitment entered into on March 15, 2001, for a purchase price of $500,000.

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

Diomed issued and sold the securities in the above transaction in reliance upon exemptions from registration under the Securities act of 1933, as amended, set forth in Section 4(2) thereof or Regulation D or Regulation S thereunder. Each purchaser represented that such purchaser was an accredited investor or not a US person, and each agreed that the securities would not be resold without registration under the Securities Act or exemption therefrom. Each purchaser also represented such purchaser’s intention to acquire the securities for investment only, and not with a view to the distribution thereof. Diomed affixed appropriate legends to the stock certificates issued in such transactions. Prior to making any offer or sale, Diomed had reasonable grounds to believe and believed that each purchaser was capable of evaluating the merits and risks of the investment and was able to bear the economic risk of the investment.

4)    On September 24, 2001, Diomed issued a Promissory Note due January 1, 2004 in the principal amount of $936,000 to Axcan Pharma, a customer, in consideration of a prior advance of funds by such customer of $936,000.

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

5)    On October 5, 2001, Diomed issued secured promissory notes due January 1, 2003 (subject to prior maturity in certain circumstances specified in such note) in the aggregate principal amount of $500,000 to Verus International Group Limited and Winton Capital Holdings Ltd. for an aggregate purchase price of $500,000 (which notes are convertible into shares of its common stock at a conversion price, referred to as the “note conversion price,” equal to the lower of $2.25 per share or the price per share (on a common stock-equivalent basis) paid by other persons who purchase shares of its capital stock in the transaction in connection with which such conversion occurs) and warrants to purchase an aggregate of 50,000 shares of its common stock (subject to increase in certain circumstances specified in such warrant) at an exercise price equal to the note conversion price. Diomed received the proceeds of these promissory notes in September 2001. Each purchaser purchased equal amounts of the notes and warrants. On December 21, 2001, Diomed and the noteholders agreed to reduce the note conversion price and the warrant exercise price to the lower of $2.00 per share or the price per share paid by other persons who purchase shares of its capital stock in the transaction in connection with which such conversion occurs. The principal and accrued interest payable under these secured promissory notes was paid in full by the Company after the closing of the private placement sale of common stock which occurred immediately prior to the Merger on February 14, 2002 and after the Merger became effective. As a result, these notes are no longer outstanding, although the warrants issued in conjunction therewith do remain outstanding.

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

6)    On December 21, 2001, Diomed issued secured promissory notes due January 1, 2003 (subject to prior maturity in certain circumstances specified in such notes) in the aggregate principal amount of $200,000 to Verus International Group Ltd. and Winton Capital Holdings, Ltd. for an aggregate purchase price of $200,000 (which notes are convertible into shares of its common stock at a conversion price, referred to as the “note conversion price,” equal to the lower of $2.00 per share or the price per share (on a common stock-equivalent basis) paid by other persons who purchase shares of its capital stock in the transaction in connection with which such conversion occurs) and warrants to purchase an aggregate of 20,000 shares of common stock (subject to increase in certain circumstances specified in such warrants) at an exercise price equal to the note conversion price. Each purchaser purchased equal amounts of the notes and warrants. The principal and accrued interest payable under these secured promissory notes was paid in full by the Company after the closing of the private placement sale of common stock which occurred immediately prior to the Merger on February 14, 2002 and after the Merger became effective. As a result, these notes are no longer outstanding, although the warrants issued in conjunction therewith do remain outstanding.

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

7)    On January 1, 2002 Diomed issued 5,000 additional warrants to each of Verus International Group Limited and Winton Capital Holdings Ltd. pursuant to the agreements under which Diomed issued warrants to Verus International Group Limited and Winton Capital Holdings Ltd. on October 5, 2001. The terms and conditions of the warrants issued in January 2002 were substantially the same as the warrants issued to Verus International Group Limited and Winton Capital Holdings Ltd. in December 2001.

Diomed issued and sold its warrants to Verus International Group Limited and Winton Capital Holdings Ltd., in the above transaction in reliance upon exemptions from registration under the Securities act of 1933, as amended, set forth in Section 4(2) thereof or Regulation D thereunder. Each purchaser also represented its intention to acquire the warrants for investment only, and not with a view to the distribution thereof. Diomed affixed appropriate legends to the warrants issued in the transactions with Verus International Group Limited and Winton Capital Holdings Ltd. Prior to making any offer or sale, Diomed had reasonable grounds to believe and believed that each of Verus International Group Limited and Winton Capital Holdings Ltd. was capable of evaluating the merits and risks of the investment and was able to bear the economic risk of the investment. Diomed affixed appropriate legends to the warrants issued in the transactions with Verus International Group Limited and Winton Capital Holdings Ltd.

8)    In January 2002, Diomed issued 135,735 shares of its common stock in satisfaction of indebtedness it owed to QLT under a promissory note in the principal amount of $339,336. Diomed determined this number of shares in accordance with the provisions of the note regarding the conversion price of the note.

Diomed issued and sold these securities to QLT in reliance upon exemptions from registration under the Securities Act set forth in Section 4(2) thereof or Regulation S thereunder. QLT represented that it was not a US person and agreed that the securities would not be resold without registration under the Securities Act or exemption therefrom. QLT also represented it intended to acquire the securities for investment purposes only and not with a view to the distribution thereof. The common stock was not issued in certificated form. Before making any offering of the securities to QLT, Diomed had reasonable grounds to believe and believed that QLT was capable of evaluating the merits and risks of the investment and was able to bear the economic risk of the investment.

9)    On February 14, 2002, immediately prior to the taking effect of the Merger, we issued 5,000,000 shares of common stock at a purchase price of $2.00 per share in a private placement offering made to 46 purchasers, and received aggregate gross proceeds of $10,000,000 from this offering. The purchasers and the respective numbers of shares of common stock they purchased are as follows:

Shareholder	Shares Issued
Lorne Neff	10,000
Gerry Nichele	12,500

Shareholder	Shares Issued
Joan Woodrow	5,000
Cheryl More	5,000
Jim Fitzgerald	25,000
T&J Reilly Revocable Trust	35,000
Walter Eeds	35,000
3854973 Canada Inc.	100,000
Cirpa Inc.	132,500
Melvin Fogel	62,500
Bruce Fogel	100,000
Joseph Yanow	74,000
Elio Cerundolo	56,000
Alan Dershowitz	50,000
Elon Dershowitz	25,000
Panamerica Capital Group, Inc.	250,000
Private Investment Company Ltd.	250,000
Green Mountain Trading, Ltd.	50,000
Steve Leisher	50,000
Antonio Garcia	75,000
Renee Schatz Revocable Trust	35,000
Ray Grimm	25,000
Jeffrey Evans	12,500
Nicholas Burge	12,500
Julian Rogers – Coltman	12,500
Aslan Ltd.	25,000
Patricia Kelly-White	12,500
Ernest Holloway	10,000
W.T. Leahy III	25,000
Thomas Brassil	25,000
1212855 Ontario Ltd.	50,000
John Galt Fund, L.P.	50,000
Seneca Ventures	125,000
Woodland Ventures Fund	125,000
Steve Shraiberg	300,000
Semamor Enterprises	500,000
Matthew Bronfman Recipient Pour Off Trust	250,000
Jack L. Rivkin	100,000
Orva Harwood	40,000
Winton Capital Holdings	1,200,000
Bridge Finance Ltd.	50,000
Hyde Park International Holdings Ltd.	125,000
Sarah Investments Ltd.	250,000
Charles Diamond	150,000
Lord Anthony St. John	37,500
Alex Vahabzadeh Money Purchase Plan	50,000

5,000,000

Diomed issued and sold the securities in the above transaction in reliance upon exemptions from registration under the Securities act of 1933, as amended, set forth in Section 4(2) thereof or Regulation D or Regulation S thereunder. Each purchaser represented that such purchaser was an accredited investor or not a US person, and each agreed that the securities would not be resold without registration under the Securities Act or exemption therefrom. Each purchaser also represented such purchaser’s intention to acquire the securities for investment only, and not with a view to the distribution thereof. Diomed affixed appropriate legends to the stock certificates issued in such transactions. Prior to making any offer or sale, Diomed had reasonable grounds to believe and believed that each purchaser was capable of evaluating the merits and risks of the investment and was able to bear the economic risk of the investment. The shares of common stock issued by Diomed in the private placement on February 14, 2002 became shares of common stock of the Company when the Merger became effective.

10)    In April 2002, we entered into an agreement, referred to as the IRG Agreement, with The Investor Relations Group, Inc., referred to as IRG, for investor relations and public relations services. In connection therewith, we granted to IRG 150,000 options, referred to as the Awarded Options, to purchase shares of Class A Stock, (which, in connection with the Migratory Merger, discussed below, became options to purchase the Company’s Class A Stock), priced at $5.35 per share. The Awarded Options were not granted under the 2001 Plan, but are subject to the terms and conditions of the 2001 Plan as if granted thereunder. Any unvested Awarded Options were to terminate upon the termination of the IRG Agreement. In November 2002, the Company terminated its agreement with IRG. In accordance with the agreement, IRG owns 43,750 Awarded Options, exercisable until November 2004.

The Company issued and sold the options to IRG in the above transaction in reliance upon exemptions from registration under the Securities act of 1933, as amended, set forth in Section 4(2) thereof or Regulation D thereunder. IRG represented that it was an accredited investor, and agreed that the securities would not be resold without registration under the Securities Act or exemption therefrom. IRG also represented its intention to acquire the securities for investment only, and not with a view to the distribution thereof. The Company affixed appropriate legends to the options issued in this transaction. Prior to making any offer or sale, the Company had reasonable grounds to believe and believed that IRG was capable of evaluating the merits and risks of the investment and was able to bear the economic risk of the investment.

11)    As a result of the Migratory Merger that occurred in May, 2002, the outstanding capital securities of the Company prior to the Migratory Merger were exchanged for comparable securities of the Company after the Migratory Merger. There was no change in the number of outstanding common share equivalents of the Company, which remained at 28,965,690. However, each share of pre-Migratory Merger Class A Stock, each share of which would have been convertible into four shares of common stock on the basis of a pre-established schedule, received four shares of post-Merger Class A Stock, each share of which is convertible into one share of common stock on the basis of the same pre-established schedule. The Migratory Merger did not result in any change in the restrictions on transfer attaching to the 5,000,000 shares of the common stock sold in the February 14, 2002 private placement.

The Company issued the securities in the Migratory Merger in reliance upon exemptions from registration under the Securities act of 1933, as amended, set forth in Section 3(a)(9) thereof. In the Migratory Merger, the securities of the predecessor (Nevada) corporation were exchanged for like securities of the successor (Delaware) and no commission or other remuneration was paid or given for soliciting the exchange.

12)    In August 2002, we re-valued the conversion price of the promissory note held by QLT, Inc. (issued in connection with our purchase in October 2000 of QLT’s rights related to OPTIGUIDE® fibers) which QLT converted into common stock in January 2002 to $1.50 per share and in so doing, we issued an additional 90,489 shares of Class A Stock to QLT. QLT also converted a second promissory note held by QLT (also issued in connection with our purchase in October 2000 of QLT’s rights related to OPTIGUIDE® fibers) at a conversion price of $1.50 per share, and we issued 605,570 shares of Class A Stock to QLT in that connection.

The Company issued and sold these securities to QLT in reliance upon exemptions from registration under the Securities Act set forth in Section 4(2) thereof or Regulation S thereunder. QLT represented that it was not a US person and agreed that the securities would not be resold without registration under the Securities Act or exemption therefrom. QLT also represented it intended to acquire the securities for investment purposes only and not with a view to the distribution thereof. The common stock was not issued in certificated form. Before making any offering of the securities to QLT, Diomed had reasonable grounds to believe and believed that QLT was capable of evaluating the merits and risks of the investment and was able to bear the economic risk of the investment.

13)    In November 2002, we issued an aggregate of 50,000 shares of common stock to the purchasers of common stock in our February 14, 2002 private placement. We issued these shares because the registration statement we filed registering the private placement common stock did not become effective within 240 days of the private placement. (The registration statement was declared effective by the SEC as of October 25, 2002). According to the private placement agreement, we were required to issue 1% of the shares purchased in the private placement for each month after the 240 day deadline during which the registration statement was not effective.

The Company filed a registration statement on Form SB-2MEF simultaneously with the issuance of these shares of common stock. This registration statement became effective immediately upon filing with the SEC.

14)    In December 2002, in consideration for aggregate gross proceeds to Diomed of $2,000,000 paid by Gibralt US, Inc. and pursuant to the terms and conditions of a Note Agreement, the Company issued to Gibralt US (i) warrants to purchase up to 8,333,333 shares of common stock at an exercise price of $.26 per share, which warrants become exercisable on May 27, 2003 and expire on May 27, 2008, and (ii) $1,000,000 principal amount Class A Secured Convertible Notes due January 1, 2004 and $1,000,000 principal amount of Class B Unsecured Convertible Notes due January 1, 2004, which Notes bear interest at the rate of 8% per annum, and are convertible into common stock at the option of the holder(s) upon at least 60 days written notice to the Company or, at the option of the holder(s) upon the occurrence of certain transactions or events, specified in the Note Agreement. The rate of conversion is 80% of the Common Stock Price (as defined in the Note Agreement), which cannot be ascertained until a conversion is requested because it is based on the market price of the common stock during the period prior to the date that conversion is requested. The Company granted certain registration rights in connection with the common stock which may be issued upon exercise of the warrants and/or conversion of the Notes pursuant to a registration rights agreement. In addition, the Company granted a lien in certain assets of Diomed to the holder(s) of the Class A Secured Convertible Notes, and pledged to the Class A Secured Convertible Note holders 100% of the shares of Diomed PDT, Inc., a wholly-owned Delaware subsidiary of Diomed which owns certain assets related to the Company’s PDT business. Under the terms of the Note Agreement, Gibralt US is the “Designated Purchaser” with authority to perform certain actions relating to the Notes on behalf of the other holders of Notes, although this authority does not include investment discretion over the Notes or the Warrants.

Gibralt US is an affiliate of Samuel Belzberg, a director of Diomed Holdings and Diomed. The Company believes the terms of this bridge financing were no less favorable to Diomed Holdings and/or Diomed than if the transaction were with a non-affiliate of the Company. This bridge financing transaction was approved by the audit committee of the board of directors of Diomed Holdings and by the boards of directors of Diomed Holdings and Diomed.

On March 18, 2003, Gibralt US sold and transferred to three investors in a private transaction (i) $500,000 aggregate principal amount of Notes ($250,000 of which are Class A Notes and $250,000 of which are Class B Notes), and (ii) 2,083,334 warrants. Accordingly, after the taking effect of this transfer, Mr. Belzberg beneficially owned 6,249,999 warrants and $1,500,000 aggregate principal amount of Notes.

The Company issued and sold the securities in the above transaction in reliance upon exemptions from registration under the Securities act of 1933, as amended, set forth in Section 4(2) thereof or Regulation D thereunder. Gibralt US represented that it was an accredited investor, and agreed that the securities would not be resold without registration under the Securities Act or exemption therefrom. Gibralt US also represented its intention to acquire the securities for investment only, and not with a view to the distribution thereof. The Company affixed appropriate legends to the Notes and warrant certificate issued in this transaction. Prior to making any offer or sale, the Company had reasonable grounds to believe and believed that Gibralt US was capable of evaluating the merits and risks of the investment and was able to bear the economic risk of the investment.

All of the above transactions were made directly without use of an underwriter. In each case the aggregate sales proceeds (if any), after payment of offering expenses in immaterial amounts, were applied to our working capital and other general corporate purposes.

Item 6.    Management’s Discussion and Analysis

This section contains forward-looking statements, which involve known and unknown risks and uncertainties. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as “may,” “will,” “should,” “potential,” “expects,” “anticipates,” “intends,” “plans,” “believes” and similar expressions. These statements are based on our current beliefs, expectations and assumptions and are subject to a number of risks and uncertainties. Our actual results could differ materially from those discussed in these statements. See “Risk Factors” under “Description of the Business” for a discussion of certain risks, including those relating to our business as a medical device company without a significant operating record and with operating losses, our risks relating to our commercialization of our current and future products and applications and risks relating to our Common Stock and its market value.

In view of our relatively limited operating history, we have limited experience forecasting our revenues and operating costs. Therefore, we believe that period-to-period comparisons of financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. To date, the Company has incurred substantial costs to create our products. As of December 31, 2002, we had an accumulated deficit of approximately $39.5 million. We may continue to incur operating losses due to spending on sales and marketing, research and development programs, clinical trials, regulatory activities and administrative activities. This spending may not correspond with any meaningful increases in revenues in the near term, if at all. As such, these costs may result in negative operating cash flows until such time as the Company generates sufficient revenue to offset such costs.

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto, contained in Part II of this Annual Report.

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

Using our proprietary technology in certain methods of synchronizing diode light sources and in certain optical fibers, we currently focus on endovenous laser treatment (our EVLT™ product line), for use in varicose vein treatments, photodynamic therapy (our PDT product line) for use in certain cancer treatments and other clinical applications. Using high power semiconductor diodes as their energy source, our diode lasers combine clinical efficacy, operational efficiency and cost effectiveness in a versatile, compact, lightweight, easy-to-use and easy-to-maintain system.

Since the beginning of 2001, the composition of Diomed’s product line has undergone significant changes. In the first half of 2001, Diomed abandoned its Laserlite business when we withdrew from the aesthetic laser market. Diomed had acquired Laserlite LLC, the distributor of Diomed’s cosmetic laser systems, in May 1998. Diomed subsequently migrated to its existing laser platform, and this led to a decision to discontinue the sale of the Laserlite product line.

        In 2001, Diomed developed endovenous laser treatment (EVLT™), an innovative minimally invasive laser procedure for the treatment of varicose veins caused by greater saphenous vein reflux. In September 2001, Diomed was the first company to receive the CE mark of the European Economic Union for approval for endovenous laser treatment with respect to marketing EVLT™ in Europe. On January 22, 2002, Diomed became the first company to receive FDA clearance for endovenous laser treatment, with respect to marketing EVLT™ in the U.S.

EVLT™ was a primary source of revenue in 2002. Diomed expects that EVLT™ will continue to be a primary source of revenue in 2003. Diomed believes that EVLT™ will result in a high level of commercial acceptance due to its quick recovery period, immediate return to one’s normal routine barring vigorous physical activities, reduced pain and minimal scarring, and reduced costs compared to vein stripping, the current prevalent clinical treatment for varicose veins. We developed our EVLT™ product line as a complete clinical solution and marketing model, including a laser, disposable kit, clinical physician training and marketing plan, to assist office-based and hospital-based physicians in responding to the demand for treatment of varicose veins in a minimally invasive manner. Diomed also published a health insurance reimbursement guide as a sales and marketing tool to assist physicians in the reimbursement submission process. We believe that these attributes, in addition to EVLT™’s superior clinical test trials, favorable peer reviews and comparatively larger and longer follow-up data reports also provide EVLT™ with a competitive advantage over competing traditional and minimally invasive varicose vein treatment products.

Diomed expects that as the number of EVLT™ procedures performed increases so will its sales of associated disposable items. Diomed believes that the U.S. represents the single largest market for EVLT™. Diomed is targeting its sales and marketing efforts at hospitals, private physician practices and clinics.

Diomed has developed a website – www.evlt.com – to implement its push / pull strategy to attract the interest of both patients and physicians. EVLT.com provides patients with education about treatment options and benefits of EVLT™ and provides physicians with education about the EVLT™ procedure. Also, patients can inquire about the nearest physician performing EVLT™ by inputting their city and state.

The sales cycle for selling capital equipment, such as medical lasers, is a dynamic one that can be prolonged by several factors, including:

•	the customer’s internal approval process;

•	hospital determinations as to the specialty of physician performing the EVLT™ procedure and the facility where these procedures will be performed;

•	the physician’s desire to observe an EVLT™ procedure prior to making a purchase decision; and

•	budget constraints for capital equipment.

The length of the sales cycle may vary according to the type of customer. For example, a sale to a private physician may take as little as two to three months, whereas a sale to a hospital may take six months or longer. Diomed is providing hospital-based and office-based physicians with marketing guidance as to how they can build an EVLT™ business, which can facilitate the sales closing process and reduce the sales cycle. Also, Diomed is directing interested patients to the nearest performing physician via its website www.evlt.com.

Based on the dynamics of the selling process, in late March 2002 Diomed made the decision to hire a direct sales force to commercialize EVLT™. At the end of May 2002, Diomed had hired, trained and deployed eight new direct sales representatives in key strategic markets across the U.S. to supplement its existing sales infrastructure of independent sales representatives. In October 2002, based on the positive sales performance in the third quarter, the Company doubled the size of its direct sales force to 17 representatives. As of December 31, 2002, Diomed had a sales force of 18 representatives, including 16 direct sales representatives and two indirect sales representatives. In addition, in September 2002, Diomed engaged Sigmacon Health Products Corporation of Toronto, Ontario as its distributor in the Canadian market. The Company will continue to monitor sales activities and sales strategies, and adjust the number of direct sales representatives and indirect sales representatives to address market needs and opportunities in the future.

Diomed’s sales of its PDT product line are dependent to an extent upon the clinical development process and the commercialization of PDT drugs by PDT drug companies. As a result, our sales may fluctuate in relation to the timing of PDT drug companies achieving their strategic initiatives. In 2002, we changed our sales strategy with respect to sales of our PDT product line. In 2001, our collaborative partner, Axcan Pharma, lead the sales effort for PDT in conjunction with Axcan Pharma’s drug, Photofrin®. In 2002, Diomed and Axcan Pharma decided to use Diomed’s sales staff in addition to Axcan Pharma’s own efforts to sell Photofrin® and our related PDT products. We have not yet had sufficient time to discern what affect this change in sales strategy will have on future sales of our PDT product line and whether this change will have a material impact on our revenues. We are unable to predict any probable impact on our revenues because EVLT™, and not PDT, is our primary source of revenue for 2002 and because Photofrin® is the first PDT drug that Axcan Pharma commercialized. Consequently, there is no relevant historical data on which to base sales assumptions.

Diomed works jointly and early on with photodynamic therapy drug companies in their clinical development process in order to design a laser that optimizes the most effective wavelength in combination with their PDT drugs. We have long-term relationships with some of the world’s leading photodynamic therapy drug companies, including Axcan Pharma, DUSA, Pharmacyclics and QLT, and have sold them lasers in support of their clinical trials for photodynamic therapy applications. In August 2000, Axcan Pharma and Diomed together received regulatory approval for Diomed’s 630nm laser and OPTIGUIDE® fiber, and Axcan Pharma’s Photofrin® drug used in the treatment for late stage lung and esophageal cancers. Axcan Pharma is developing other clinical applications using Photofrin®, including treatment for Barrett’s Esophagus, a pre-cursor to cancer of the esophagus. Axcan Pharma is pursuing an application for FDA clearance for Photofrin® and Diomed’s lasers and fibers for use in the treatment of Barrett’s Esophagus. In December 2002, the FDA issued an approvable letter regarding this application. An FDA approvable letter typically indicates that the FDA intends to approve the application. In its approvable letter, the FDA states that it has reviewed the application and requests further clinical information mostly relating to 24-month follow-up data. Axcan Pharma anticipates that final approval may be issued in the first or second quarter of 2003.

In the U.S., regulatory approval by the FDA is given for each specific treatment in response to a specific pre-market approval application, or “PMA.” Each PMA is generally addressed to a use for the device that the PMA specifies. Our PDT line is a delivery system of laser technology, services and fiber disposables to the global photodynamic therapy industry. The FDA considers PDT a modality that requires a combination PMA approval, where the PDT drug company, laser manufacturer and fiber manufacturer work together to obtain regulatory approval for the complete medical procedure.

Our technology and manufacturing capability has attracted original equipment manufacturing, or, OEM, partners. In a typical OEM relationship, we produce the laser and other products to the OEM’s specifications, which will then be marketed under the OEM’s label. As a result, sales of our products to OEM partners may fluctuate in relation to the achievement of their strategic initiatives. Our most prominent OEM relationship is with Olympus in Japan, which is using our technology for surgical and dental applications. In addition we have a long-term partnership with Dentek Lasersystems Vertriebs GmbH, which is using our laser module for dental applications.

In 2002, approximately 55% of our sales were generated domestically versus internationally. Diomed believes that its percentage of sales generated domestically should increase as it grows the EVLT™ market in the U.S.

Diomed envisions that by developing and marketing procedures to doctors that involve selling key components – namely lasers and their related disposables designed for a single use, including fibers and kits – it will have the potential to create recurring sales. Diomed’s plan is that each future procedure will be accompanied with a disposable component.

In 2003, Diomed expects to continue to focus on the development and growth of EVLT™ sales in the U.S. while simultaneously pursuing channels for future sales worldwide, to support the development and approval of new applications for PDT products, and to continue the development of enhancements to our products in order to further improve their effectiveness and manufacturing efficiency.

Our historical revenues primarily consist of sales of our lasers and from sales of disposable fibers. Revenue from product sales is recognized at the time of shipment to the customer as long as there is persuasive evidence of an arrangement, the sales price is fixed and determinable and collection of the related receivable is probable. The Company provides for estimated product returns and warranty costs at the time of product shipment. In December

1999, the Securities and Exchange Commission issued a staff accounting bulletin, referred to as SAB No. 101, Revenue Recognition in Financial Statements, which establishes guidance in applying generally accepted accounting principles to revenue recognition in financial statements and is effective beginning with the Company’s fourth quarter of the year ended December 31, 2000. The Company has determined that its existing revenue recognition practices comply with the requirements of SAB No. 101 for all periods presented.

Our historic domestic and international product sales were generated principally through our independent sales representatives, or ISRs, in the U.S. and through our international distributors. We also have OEM relationships in Asia and Europe. Historically, a relatively small portion of our sales has been generated domestically. Through 2000, over half of our revenues have come from international sales. In 2001, we expanded our domestic sales through the expansion of ISRs and our U.S. sales have increased as a result of their activities.

For foreign currency translation purposes, the assets and liabilities of Diomed Ltd. are translated at the rate of exchange in effect at year-end, while stockholders’ equity, excluding the current year’s loss, is translated at historical rates. Results of operations are translated using the weighted average exchange rate in effect during the year. Resulting translation adjustments are recorded as a separate component of stockholders’ equity in our balance sheets.

Our cost of revenue consists primarily of materials, labor, manufacturing, overhead expenses, warranty and shipping and handling costs. As we grow our business and realize manufacturing efficiencies and economies of scale, we expect our cost of revenue to decrease as a percentage of net sales, thereby increasing our gross margin.

Our operating expenses include selling and marketing, research and development and general and administrative expenses. Sales and marketing expenses consist primarily of personnel costs, commissions, clinical training, marketing, public relations and participation in selected medical conferences and trade shows. Research and development expenses consist primarily of personnel costs, clinical and regulatory costs, patent application costs and supplies. General and administrative expenses consist primarily of personnel costs, professional fees, and other general operating expenses.

We value our inventories at the lower of cost (first-in, first-out) or market. Our work-in-progress and finished goods inventories consist of materials, labor and manufacturing overhead.

We have been unprofitable since our founding and have incurred a cumulative net loss of approximately $39.5 million as of December 31, 2002. We may continue to incur substantial and possibly increasing operating losses due to spending on research and development programs, clinical trials, regulatory activities and the costs of manufacturing, marketing and administrative activities.

Results of Operations

Fiscal Year Ended December 31, 2002 Compared to Fiscal Year Ended December 31, 2001

Revenues

Revenues for the year ended December 31, 2002 were approximately $5.5 million, a $2.2 million, or 28%, decrease from approximately $7.7 million for the year ended December 31, 2001.

In 2002, approximately $3.4 million, or, 62%, of our total revenues were derived from laser sales, as compared to approximately $5.9 million, or 76%, of total revenues in 2001. In 2002, approximately $2.1 million, or, 38%, of total revenues were derived from sales of disposable fibers and kits, accessories and services, as compared to approximately $1.8 million, or, 24%, of total revenues in 2001.

The decrease in revenues is principally due to decreased sales in the PDT and OEM product lines in 2002 as compared to 2001, which resulted from slower than anticipated commercialization initiatives of our collaborative partners, Axcan Pharma and Olympus, and due to the Company’s withdrawal from the aesthetic laser market in 2001.

These decreases were partially offset by revenues derived as a result of the launch of our new EVLT™ clinical solution following FDA clearance in the US in January 2002.

Cost of Revenues

Cost of revenues for the year ended December 31, 2002 was $5.2 million, a $0.9 million, or 15%, decrease from $6.1 million for the year ended December 31, 2001. This decrease was principally due to the decreased sales volume and a headcount reduction in manufacturing resulting from the restructuring in December 2001 of our subsidiary operations in the UK, partially offset by regulatory costs incurred in the U.S. in 2002 that were not incurred in 2001.

Gross Profit

Gross profit for the year ended December 31, 2002 was $0.3 million, a $1.3 million, or 79%, decrease from $1.6 million in gross profit for the year ended December 31, 2001. This decrease was principally due to the decreased sales volume, and as a result the Company absorbed fixed costs for production quality, regulatory and service that otherwise would have been covered.

Research and Development Expenses

Research and development expenses for the year ended December 31, 2002 were $0.9 million, a $0.3 million, or, 24%, decrease from $1.2 million for the year ended December 31, 2001. The decrease was principally due to a headcount reduction resulting from the restructuring in December 2001 of our subsidiary operations in the UK, partially offset by costs incurred in the first half of 2001 to wind-down the aesthetic laser business, which was acquired from Laserlite LLC, that was subsequently abandoned in the first half of 2001.

Selling and Marketing Expenses

Selling and marketing expenses for the year ended December 31, 2002 were $3.3 million, a $0.7 million, or, 29%, increase from $2.5 million for the year ended December 31, 2001. The increase was principally due to staff and recruiting costs for sales and marketing resources in the U.S., including the hiring of a direct sales force, and costs associated with participation in industry trade shows and other external marketing initiatives, to support the commercialization of EVLT™ post FDA clearance in January 2002. In addition, this increase was partially offset by a headcount reduction resulting from the restructuring in December 2001 of our subsidiary operations in the UK.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2002 were $3.8 million, a $1.2 million, or, 46%, increase from $2.6 million for the year ended December 31, 2001. The increase was principally due to approximately $1.0 million in incremental legal, investor relations, financial advisory, accounting and other professional fees associated with becoming a public company in the first quarter of 2002, as well as staffing costs in the U.S. that were not incurred in 2001. These increased expenses were partially offset by a headcount reduction resulting from a restructuring in December 2001 of our subsidiary in the UK.

Interest Expense, net

Interest expense for the year ended December 31, 2002 was $0.3 million, a $2.6 million, or 89%, decrease from $2.9 million in the year ended December 31, 2001.

Interest expense in the year ended December 31, 2002 includes non-cash charges totaling approximately $225,000. In 2001, the Company issued Promissory Notes, in the aggregate principal amount of $700,000, to two stockholders of the Company in exchange for bridge loans and granted these two stockholders fully exercisable warrants to purchase an aggregate of 80,000 shares of common stock. We recorded the value of such warrants, calculated using the Black-Scholes option pricing model, as a debt discount that would be amortized to interest expense over the life of the notes. In addition, we recorded the beneficial conversion feature attributable to the warrants as interest expense upon the closing of the Merger, which triggered the right to convert the notes.

Interest expense in the year ended December 31, 2001 reflects a noncash charge totaling $2.7 million. In March 2001, holders of our 9% convertible subordinated notes, with a conversion price of $3.50 per share, agreed to convert $2.5 million in principal amount of those notes into common stock. The conversion rate was subject to adjustment in the event of certain circumstances, including certain issues of common stock at a price below $3.50 per share. Pursuant to our March 5, 2001 Stock Purchase and Recapitalization Agreement, which provided certain shareholders with additional shares of common stock at a purchase price of $1.00 per share, we adjusted the conversion price of the notes from $3.50 per share to $1.00 per share. At the same time, the holders of the notes converted $2.475 million of the notes into 2,475,000 shares of common stock. We repaid the remaining $225,000 of notes in cash. In accordance with Emerging Issues Task Force (EITF) 00-27, Application of EITF Issue No.98-5 to certain Convertible Instruments, we recorded a non-cash interest expense charge of $2.7 million due to the adjustment of the conversion price.

Income Taxes

For the years ended December 31, 2001 and December 31, 2002, we recorded no provision for foreign, federal and state income taxes, as we incurred net operating losses.

Net Loss Applicable to Common Stockholders

As a result of the above, the net loss applicable to common stockholders for the year ended December 31, 2002 was $8.0 million, a $0.1 million, or 1%, decrease from the year ended December 31, 2001.

Results of Operations

Fiscal Year Ended December 31, 2001 Compared to Fiscal Year Ended December 31, 2000

Revenues

Revenues for the year ended December 31, 2001 were $7.7 million, a $1.7 million, or 18%, decrease from $9.4 million for the year ended December 31, 2000. This decrease was due to an approximately $3.3 million decrease in laser sales, offset by increases in fiber sales ($1.3 million) and sales of our new product line, EVLT™ ($300,000). The decrease in laser sales was primarily attributed to three factors: (1) a 50% decrease (or, $800,000) in sales of PDT lasers, (2) a 56% decrease (or, $1.6 million) in OEM sales, and (3) the Company’s withdrawal from the aesthetic laser market (sales of which decreased by $900,000 in 2001 over 2000).

The principal reason for the reduction in laser sales is that orders in 2000 were largely by customers who ordered our lasers in connection with clinical trials they were conducting. The lasers purchased in 2000 were sufficient for these customers to continue their trials in 2001. The reduced laser orders by these customers was offset in part by the development of new customers and increased laser sales to Axcan Pharma, Inc. under our exclusive supply agreement (Axcan Pharma, Inc. uses our products (specifically, PDT and OPTIGUIDE® fibers) in connection with its product, Photofrin®, which is a drug used to treat late stage lung and esophageal cancer). Our OEM sales decreased primarily because we shipped fewer units to certain distributors, who did not need to replenish stock because they experienced delays in obtaining necessary regulatory approvals. We withdrew from the aesthetic laser market when we abandoned our Laserlite business. We acquired Laserlite on May 31, 1998. We subsequently migrated to our current laser platform, and this led to the discontinuation of the sale of the Laserlite product line.

The increase in fiber sales was primarily due to the acquisition of manufacturing rights from QLT, Inc. for OPTIGUIDE® fibers, and the formation of FibersDirect.com, our direct marketing Internet portal for fibers, both of which we completed in fiscal year 2001.

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

Selling and Marketing Expenses

Selling and marketing expenses for the year ended December 31, 2001 were $2.5 million, a $900,000, or 56%, increase from $1.6 million for the year ended December 31, 2000. This increase reflects an expansion of staffing in sales and marketing, trade show and promotional expenses, and other expenses related to the expansion of our sales and marketing infrastructure to support growth. Additionally, we invested in marketing programs to support EVLT™ and other applications.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2001 were $2.6 million, a $400,000, or 18%, increase from $2.2 million for the year ended December 31, 2000. The increase was primarily due to an expansion of staffing in management, finance and information technology to support company operations and growth.

Interest Expense, net

For the year ended December 31, 2001, interest expense increased from $0.3 million in 2000 to $2.9 million in 2001. The increase in interest expense reflects a noncash charge totaling approximately $2.7 million. In March 2001, holders of our 9% convertible subordinated notes, with a conversion price of $3.50 per share, agreed to convert $2.5 million in principal amount of those notes into common stock. The conversion rate was subject to adjustment in the event of certain circumstances, including certain issues of common stock at a price below $3.50 per share. Pursuant to our March 5, 2001 Stock Purchase and Recapitalization Agreement, which provided certain stockholders with additional shares of common stock at a purchase price of $1.00 per share, we adjusted the conversion price of the notes from $3.50 per share to $1.00 per share. At the same time, the noteholders converted $2.475 million of the notes into 2,475,000 shares of common stock. We repaid the remaining $225,000 of notes in cash. In accordance with Emerging Issues Task Force (EITF) 00-27, Application of EITF Issue No.98-5 to certain Convertible Instruments, we recorded a non-cash interest expense charge of $2.7 million due to the adjustment of the conversion price.

Value Ascribed to Call Option and Beneficial Conversion Feature Related to Preferred Stock

Pursuant to the Diomed’s Series A Preferred Stock financing in March 2001, two holders of Diomed’s Series A Preferred Stock were issued a call option requiring the Company to sell up to an additional 1,000,000 shares of

Diomed’s Series A Preferred Stock at a price per share equal to $1.00. The Company recorded the fair value of the call option and related beneficial conversion feature, totaling an aggregate of $0.4 million in the accompanying statement of stockholders’ equity (deficit).

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

Liquidity and Capital Resources

Since our inception through December 31, 2002, we have incurred cumulative losses of approximately $39.5 million and may continue to incur operating losses in the future, dependent upon the commercial success of EVLT™ post FDA clearance. We have financed our operations primarily through private placements of common stock and preferred stock, and private placements of convertible notes and short-term notes and credit arrangements. Since our inception through December 31, 2002, we have received proceeds from the sale of equity securities, convertible notes and credit arrangements of approximately $42.0 million. Of this investment capital, we raised $12.0 million in 2002 ($10.0 million in a private placement financing in connection with the February Diomed Merger and $2.0 in convertible notes issued in December), approximately $3.4 million in 2001 ($2.725 million in the equity private placement between March and May and $700,000 in bridge loan financing during the fourth quarter) and approximately $6.4 million in 2000 ($2.7 million in convertible notes issued in the second quarter, $2.8 million in the equity private placements during August and November and $936,000 loaned from a customer in October), all as described below.

In December 2002, the Company completed a $2.0 million bridge financing, provided by an affiliated shareholder, in the form of convertible Notes due January 1, 2004. To fund its operations in 2003, the Company will need to complete an additional debt or equity financing or put in place a credit facility to supplement the Company’s commercialization of EVLT™. The Company anticipates it will have access to additional funding sources from affiliated shareholders and new private and institutional investors. The Company is engaged in negotiations to appoint an investment banking firm (with which the Company has no prior relationship) as its exclusive financial advisor to provide advice relating to the Company’s capital structure and to explore raising additional capital through an equity financing. The Company anticipates completing a financing transaction by the end of the second quarter of 2003. The Company will require the proceeds of any such financing, together with its current cash resources, to continue as a going concern, and will use these proceeds to fund its operations and commercialize its products in 2003. However, additional financing may not be available on acceptable terms or at all. The inability to obtain additional financing would cause the Company to reduce or cease operations, sell all or a portion of its assets, seek a sale of the Company or enter into a business combination with a third party. As a result of additional financing needed to support operations in 2003, the Company received the report of its independent certified public accountants, relating to the Company’s 2002 financial statements, which contains an explanatory paragraph stating substantial doubt about the Company’s ability to continue as a going concern. We had cash of approximately $1.9 million as of December 31, 2002 and approximately $323,000 as of December 31, 2001.

Cash used in operations for the year ended December 31, 2002 was approximately $6.9 million. This is principally attributable to the $7.7 million loss from operations, the paydown of trade payables of approximately $0.8 million and repayment of a customer advance of approximately $0.3 million subsequent to completing the private placement offering in connection with the Diomed Merger. In February 2002, the Company became a public company via a reverse merger and accordingly incurred incremental legal, audit, investor relations, financial advisory, and other professional fees related to being a public company. Also, in the second half of 2002, the Company hired and trained a direct sales force in the U.S. to support the commercialization of EVLT™ post FDA clearance in January 2002, and accordingly incurred costs associated with recruiting, salaries, commissions, benefits, taxes and travel. In addition, the decreased sales volume in 2002 as compared to 2001 put a drain on our financial resources, and the Company had to cover other fixed overhead and production costs.

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

Cash used in investing activities for the year ended December 31, 2002 was approximately $482,000. The net cash used in investing activities was principally related to the purchase of demonstration laser equipment to support sales efforts by the direct sales force, a customer trial program and a loaner program ($282,000). In addition, the Company invested in office equipment, furnishings and fixtures, and leasehold improvements.

For 2000 and 2001, net cash used in investing activities was $272,000 and $489,000, respectively. The net cash used in 2000 and 2001 for investing was directly related to the purchases of computer and manufacturing equipment, furnishings and fixtures, leasehold improvements for operating activities.

Cash provided by financing activities for the year ended December 31, 2002, was approximately $8.7 million. Cash provided by financing activities is attributable to approximately $8.3 million in net proceeds from the sale of Diomed Holdings common stock sold in the private placement offering in connection with the Diomed Merger, and approximately $1.9 million in net proceeds from the issuance of $2.0 million in secured Class A Notes and unsecured Class B Notes issued in connection with a bridge financing in December 2002. Subsequent to closing the Diomed Merger, the Company repaid the Promissory Notes issued to two stockholders in October and December 2001 in exchange for bridge loans ($700,000). In addition, the Company paid down the Barclays bank line of credit ($658,000) and paid down promissory notes issued to service providers subsequent to completing its December 2002 bridge financing ($154,000).

For 2000 and 2001, net cash provided by financing activities was $6.2 million and $1.8 million, respectively. Cash provided by financing activities in 2000 was primarily attributed to the $2.7 million provided under the convertible subordinated notes issued between March and June, the $2.8 million in common stock sold in August and November, and the $936,000 customer loan, all described below. Cash provided by financing activities in 2001 was primarily attributed to $2.5 million in net proceeds from sales of Diomed’s Series A Preferred Stock between March and May and $700,000 in bridge financing during the fourth quarter, all described below, offset by payments of accounts receivable and the Barclays Bank line of credit (approximately $800,000) and repayment of a portion of the convertible notes in the course of the March 2001 recapitalization ($225,000), and deferred costs related to the private placement and the Diomed Merger which were ultimately consummated on February 14, 2002 ($387,000).

Future minimum commitments, including capital equipment and operating leases, promissory notes and convertible debt, as of December 31, 2002 are as follows:

	Capital Leases	Operating Leases	Debt
2003	$44,190	$533,461	$445,208
2004	12,520	510,067	2,936,000
2005	—	486,673	—
2006		486,673	—
2007	—	486,673	—
Thereafter	—	3,082,260	—

Total future minimum lease payments	56,710	$5,585,807	$3,381,208

Less—Amount representing interest	(12,700)

Present value of future minimum lease payments	44,010
Less—Current portion of capital lease obligations	33,993

Capital lease obligations, net of current portion	$10,018

Promissory Note Issued to Customer

In October 2000, a customer advanced the Company $936,000 to secure certain key materials. In September 2001, the Company issued a promissory Note to this customer in the amount of the advance. The promissory note bears interest, at an annual rate of 8.5%, which is payable quarterly in arrears. The promissory Note matures on January 1, 2004 and does not provide for conversion rights into equity. As of December 31, 2002, the principal balance outstanding under this promissory note was $936,000 and accrued interest was $20,053.

Promissory Notes Issued to Service Providers

In December 2002, the Company converted fees for legal services, in the amount of $416,102, into a promissory note. Payment terms include a $100,000 payment due upon completing the $2.0 million bridge financing on December 27, 2002 and the balance due upon completion of a longer-term capital financing in fiscal 2003, being the earlier of May 15, 2003 or the Company completing a debt or equity financing other than a bridge financing. The promissory note bears interest, at an annual rate of 6%, which accrues over the life of the promissory note and is payable upon maturity. The promissory note does not provide for conversion rights into equity. As of December 31, 2002, the principal balance outstanding under this promissory note was $316,102, and accrued interest was $1,611.

In December 2002, the Company converted fees due a professional service provider for external marketing initiatives, in the amount of $183,016, into a promissory note. Payment terms include a $50,000 payment due upon completing the $2.0 million bridge financing on December 27, 2002, a 20% surcharge of monthly services until the promissory note is paid, and the balance due upon completion of a longer-term financing in fiscal 2003. The promissory note does not bear any interest and does not provide for conversion rights into equity. As of December 31, 2002, the principal balance outstanding under this promissory note was $129,106.

Bridge Financing with Related Party

On December 27, 2002 (the “Closing Date”), the Company completed a $2.0 million bridge financing with Gibralt US, Inc (the “Lender”), whose principal, Samuel Belzberg, is a member of the Company’s board of directors. The financing is in the form of promissory notes, including $1.0 million in Class A Secured Notes and $1.0 million in Class B Unsecured Notes (collectively known as the “Notes”), which are due on January 1, 2004. The Notes accrue interest, at an annual rate of 8%, over the life of the Notes and accrued interest is payable upon maturity. The Company and the Lender entered into a Note Agreement, Security Agreement, Pledge Agreement, Registration Rights Agreement, and the Company issued the Class A Note, Class B Note and Warrant to Purchase Common Stock (collectively known as the “Bridge Financing Agreements”). As of December 31, 2002, the balance outstanding to these Notes was $2.0 million and zero interest was accrued.

To facilitate a security interest to be created in favor of the holders of the Class A Notes, the Company formed a new subsidiary company (“PDT Co”), transferred its assets for photodynamic therapy to PDT Co, including intellectual property, manufacturing rights and trademarks for lasers and disposable OPTIGUIDE® fibers, and pledged 100% of the shares of stock in PDT Co to the Lender(s) holding Class A Notes. As additional security interest, the Company granted a security interest in the following unencumbered assets of Diomed to the Lender(s) holding Class A Notes: equipment, inventory, accounts receivable, intellectual property, and cash deposit accounts. These Lender(s)’ lien on the inventory is junior and subordinate to Axcan Pharma’s lien on inventory as collateral for the September 2001 promissory note in the amount of $936,000, so long as Axcan Pharma’s promissory note is outstanding.

The Company issued the Lender 100% warrant coverage, or, 8,333,333 warrants based upon the $0.24 closing price of the Company’s common stock on December 26, 2002. The warrants are exercisable for a period of five years, beginning six months from the Closing Date, at an exercise price of $0.26, which is 110% of the market price of the stock on December 26, 2002. If the Company, over the life of the warrants, issues common stock or common stock equivalents at a price per share less than the $0.26 exercise price of the warrants, the number of warrants and the exercise price of the warrants are adjustable to the lower price per share. In the event of a merger or reorganization, the warrants are convertible into the kind and number of shares of common stock, other securities or property into which the warrants would have been converted into if the warrants had been converted into common stock based on the provisions of the merger or reorganization.

The Notes, including principal and accrued interest, are convertible into Common Stock at 80% of the common stock price, which is defined as : (i) in the event of a financing transaction in which the Company issues common stock or common stock equivalents – the price per share of common stock or common stock equivalent (the weighted average if multiple financing transactions occur in a rolling 30-day period), (ii) in the event of a financing transaction in which the Company does not issue common stock or common stock equivalents – the lower of the average of the closing price of the common stock for the fifteen business day period preceding the date of the public announcement of the financing transaction or the average of the closing price of the common stock for the fifteen business day period commencing the date after the date of the public announcement of the financing transaction, (iii) in the event of a liquidity event in which any person or group other than a shareholder at the Closing Date becomes the beneficial owner, either directly or indirectly, of capital stock representing 51% of voting control of the Company – the price per share allocated to each share of common stock or common stock equivalent, (iv) in the event of all other liquidity events—the lower of the average of the closing price of the common stock for the fifteen business day period preceding the date of the public announcement of the liquidity event or the average of the closing price of the common stock for the fifteen business day period commencing the date after the date of the public announcement of the liquidity event.

In the event of a merger or reorganization, the Notes, including principal and accrued interest, are convertible into the kind and number of shares of Common Stock, other securities or property into which the Notes would have been converted into if the Notes had been converted into Common Stock on the business day preceding the merger or reorganization.

Under the Registration Rights agreement, the Company agreed to notify the Lender(s) if the Company proposes to file certain future registration statements. The Company agreed to use its best efforts to include the registrable securities held by the Lender(s) in the registration statement, subject to certain defined limitations, if so requested by the Lender(s) within 30 days after receipt of said notice. The Lender(s) agreed to become subject to a “holdback period,” by which they may not effect a public sale of stock for a period of up to 180 days following the effective date of the registration statement, if so requested by a managing underwriter of the offering which is the subject of that registration statement.

The Notes and warrants, on a pro rata basis to the Notes, are transferable in part or in whole by the Lender to one or more third parties, in accordance with all of the same terms granted the Lender by the Company. The Lender(s) may designate a member to the Company’s board of directors while the Notes are outstanding. The Company is required to obtain the advance approval by the Lender(s) for future financing transactions during the life of the Notes.

The Company may at its option call for redemption in whole or in part any of the Class A Notes, including principal and accrued interest, prior to the maturity of the Notes on January 1, 2004. No Class A Notes may be redeemed while any of the Class B Notes are outstanding. If fewer than all of the outstanding Class A Notes are to be redeemed, then all Class A Notes shall be partially redeemed on a pro-rata basis. If fewer than all outstanding Class B Notes are to be redeemed, then all Class A Notes shall be partially redeemed on a pro rata basis.

The Company will be in default if any of the following occurs: i) the Company fails to make payment of the principal and accrued interest by January 1, 2004 and the same continues for a period of two days, (ii) any of the representations or warranties made by the Company in the Bridge Financing Agreements shall have been false or misleading in any material respect, (iii) the Company fails to perform or observe in any material respect terms under the Bridge Financing Agreements and such failure is not cured within thirty days after written notice from the Lender(s), (iii) the voluntary or judicial dissolution of the Company, (iv) admission by the Company of its inability to pay its debts as they become due, iv) any default by the Company under any institutional indebtedness, and (v) commencement of bankruptcy proceedings.

In accordance with Emerging Issues Task Force (EITF) 00-27, “Application of EITF No.98-5 to Certain Convertible Instruments,” the Company recorded a beneficial conversion feature in the amount of $2.0 million, which has been recorded as a debt discount to the Notes. The debt discount will be amortized over the term of the Notes through January 1, 2004, with full amortization of any remaining discount to occur if the Notes are converted to equity prior to the January 1, 2004 maturity date. Accordingly, the Notes were recorded at zero as of December 31, 2002 and zero amortization of the debt discount was recognized in the year ended December 31, 2002 as the corresponding amortization since December 27, 2002 was immaterial.

In connection with the bridge financing, the Company incurred $80,000 in related legal fees. As of December 31, 2002, these costs were capitalized as deferred financing costs and will be amortized to interest expense over the life of the Notes, such that the full amount of costs are amortized by the earlier of the maturity date of the Notes or by the month the Notes are converted into equity.

On March 18, 2003, Gibralt US, Inc. sold and transferred to three investors in a private transaction (i) $500,000 aggregate principal amount of Notes ($250,000 of which are Class A Notes and $250,000 of which are Class B Notes), and (ii) 2,083,334 warrants. Accordingly, after the taking effect of this transfer, Mr. Belzberg beneficially owned 6,249,999 warrants and $1,500,000 aggregate principal amount of Note ($750,000 of which are Class A Notes and $750,000 of which are Class B Notes).

Capital Equipment Leases

The leased assets included in property and equipment primarily include manufacturing equipment. The Company did not enter into any new capital equipment leases in the years ended December 31, 2001 and 2002. Depreciation expense for leased equipment in the years ended December 31, 2000, 2001 and 2002, was $67,160, $54,199, and $56,226, respectively.

Capital Transactions in 2001

In March 2001, we completed a recapitalization and financing transaction in connection with which we did the following:

•	issued and sold 2,000,000 shares of Diomed’s Series A Preferred Stock at a purchase price of $1.00 per share;

•	committed to issue and sell an additional 500,000 shares of Diomed’s Series A Preferred Stock to certain investors at a purchase price of $1.00 per share by April 30, 2001;

•	issued a put/call option under which certain investors could elect to purchase, and we could elect to require such investors to purchase, up to an additional 1,000,000 shares of Diomed’s Series A Preferred Stock at a purchase price of $1.00 per share, which we exercised to the extent of 225,000 shares in May 2001; the balance of the put/call option expired on May 31, 2001 (as to the put option) and October 31, 2001 (as to the call option);

•	converted $2,475,000 of the 9% convertible subordinated notes into 2,475,000 shares of common stock at $1.00 per share (and repaid the remaining $225,000 of notes in cash to certain noteholders);

•	exchanged 571,429 shares of common stock issued in August 2000 at a purchase price of $3.50 per share into 2,000,001 shares of common stock (for an effective purchase price of $1.00 per share) and cancelled 1,142,858 warrants issued in August 2000; and

•	exchanged 202,512 shares of common stock issued in October 2000 at a purchase price of $3.50 per share for 708,792 shares of common stock (for an effective purchase price of $1.00 per share) and cancelled 202,512 warrants issued in October 2000.

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

Effective March 15, 2001, we increased our authorized capital stock to 43,500,000 shares, consisting of 40,000,000 shares of common stock, $0.001 par value per share and 3,500,000 shares of preferred stock, $0.01 par value per share, all of which are designated as Diomed’s Series A Preferred Stock.

Between March and May 2001, we sold 2,725,000 shares of Diomed’s Series A Preferred Stock for $1.00 per share, which resulted in gross proceeds of $2,725,000 and net proceeds of $2,533,000.

In September 2001, Diomed issued a promissory note to Axcan Pharma, Inc., a customer, in the principal amount of $936,000. The note matures on January 1, 2004 and bears interest at a rate of 8.5% per year. Interest is paid quarterly in arrears and the cumulative interest paid through December 31, 2002 is $80,868. The note does not provide for conversion rights.

In October and December 2001, we issued secured convertible promissory notes in the aggregate principal amount of $500,000 and $200,000, respectively, to two of our stockholders in exchange for their providing bridge financing to us. We also issued 50,000 and 20,000 warrants to purchase shares of our common stock, respectively, to these stockholders, with a maximum exercise price of $2.00 per share. These notes were repaid in full after the Diomed Merger. The warrants (plus an additional 10,000 warrants issued in January 2002 in a related transaction, as described below) remain outstanding.

Capital Transactions in 2002

On January 1, 2002, in accordance with the terms of the bridge financing provided to us in October 2001, we issued warrants to purchase an additional 10,000 (in the aggregate) shares of common stock to the two stockholders who provided that bridge financing. The reason for this was that the underlying agreement required us to issue an additional 10,000 warrants to the stockholders in that bridge financing for each month after December 31, 2001 where we did not consummate a reverse-merger. Because the Diomed Merger satisfied that requirement, no additional warrants are issuable in respect of that financing.

In January and August 2002, we issued a total of 831,794 shares of Class A Stock to QLT, Inc. upon the conversion of promissory notes held by QLT (issued in connection with our purchase in October 2000 of QLT’s manufacturing rights related to OPTIGUIDE® fibers) in the aggregate principal and interest amount of $1,247,691, which QLT converted into common stock at a conversion price of $1.50 per share.

On February 14, 2002, in connection with the Diomed Merger, we conducted a private placement offering of common stock. In the private placement, investors subscribed to purchase from Diomed an aggregate of 5 million shares of its common stock at a price per share of $2.00, which resulted in gross proceeds of $10.0 million and net proceeds of $8.1 million. As a result of the Diomed Merger, the shares of Diomed common stock issued in the private placement were exchanged for an equal number of shares of the Company’s common stock. Subsequent to completion of the Diomed Merger, the Company paid back the $700,000 in convertible promissory notes issued to two of our stockholders in October and December 2001, including cumulative interest.

On December 27, 2002, we issued Class A secured notes and Class B unsecured notes in the aggregate principal amount of $2.0 million to Gibralt US, Inc. in exchange for providing bridge financing to us. In connection with the bridge financing, we issued Gibralt US, Inc. 8,333,333 warrants to purchase shares of our common stock at an exercise price of $0.26 per share. The Class A and Class B notes are convertible into common stock under defined factors.

As to Natexco Corporation:

On January 23, 2002, Natexco purchased 400,000 shares of common stock owned by Anthony Mulhall, a former director of Natexco.

On February 5, 2002 Natexco redeemed all of the shares of preferred stock owned by R.H. Consulting Group, Inc. and Desert Bloom Investments, Inc., which represented all of Natexco’s then outstanding preferred stock. All of such shares of preferred stock were then canceled.

Bank Line of Credit

During 2001 and 2002, our UK subsidiary had access to a line of credit with Barclays Bank, which is limited to the lesser of £1,200,000 (approximately $1,745,000 at December 31, 2001 and approximately $1,931,000 at December 31, 2002) or 80% of eligible accounts receivable. This line bears interest at 3% above Barclays Bank’s base rate (4% at December 31, 2001 and 4% at December 31, 2002), and borrowings are due upon collection of receivables from customers. As of December 31, 2001, borrowings of approximately £601,000 (approximately $874,000) were outstanding, whereas as of December 31, 2002 borrowings of approximately £134,000 (approximately $216,000) were outstanding under this line. The lower balance under the line of credit for the year ended December 31, 2002 is largely due to a decrease in accounts receivable and a change in our customer order policy for financed orders, which we instituted in the third quarter of 2001. Under this new policy, customer orders are generally be supported by a letter of credit, advance payment or payment upon installation, which reduces our reliance on our line of credit.

Prior to 2001, a predecessor line of credit from Barclays Bank was guaranteed by Konrad Goess-Saurau, to whom we issued options for 7,500 shares of Diomed common stock (at an exercise price of $2.50 per share) as compensation for this guarantee.

Critical Accounting Policies

Our discussion and analysis of the Company’s financial condition, results of operations, and cash flows are based upon Diomed’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the US. The preparation of these financial statements requires us to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to bad debts, inventory valuation and obsolescence, intangible assets, income taxes, warranty obligations, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our critical accounting policies are as follows:

•	revenue recognition;
•	allowance for doubtful accounts;

•	warranty obligation;
•	excess and obsolete inventory; and
•	valuation of long-lived and intangible assets.

Revenue Recognition.    We derive our revenue from primarily two sources (i) product revenue which includes lasers, instrumentation, and disposables, and (ii) service revenue. The Company recognizes revenue on products and services when the persuasive evidence of an arrangement is in place, the price is fixed or determinable, collectability is reasonably assured, and title and risk of ownership has been transferred. Transfer of title and risk of ownership generally occurs when the product is shipped to the customer or when the customer receives the product, depending on the nature of the arrangement. The Company currently provides for the estimated cost to repair or replace products under warranty at the time of sale. Service revenue is recognized as the services are performed.

Allowance for Doubtful Accounts.     Accounts receivable are customer obligations due under normal trade terms. The Company sells its products to private physicians, hospitals, health clinics, distributors and OEM customers. The Company generally requires signed sales agreements, non-refundable advance payments and purchase orders depending upon the type of customer, and letters of credit may be required in certain circumstances. Some customers seek equipment financing from third party leasing agents. Accounts receivable is stated at the amount billed to the customer less a valuation allowance for doubtful accounts.

Senior management reviews accounts receivable on a monthly basis to determine if any receivables could potentially be uncollectible. The Company includes specific accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

Warranty Obligation.    We engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers. In addition to these proactive measures, we also provide for the estimated cost of product warranties at the time revenue is recognized, based on historical data and an estimate of future activity. In the year ended December 31, 2002, the Company identified a specific component problem and increased its warranty reserve accordingly.

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

Recent Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements SFAS Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections”. SFAS No. 145 rescinds Statement No. 4, “Reporting Gains and Losses from Extinguishments of Debt”. and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. SFAS No. 145 also rescinds FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers”. SFAS No. 145 amends FASB Statement No. 13, “Accounting for Leases”. to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provision of SFAS No.145 related to the rescission of Statement No. 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions of SFAS No. 145 related to Statement No. 13 should be for transactions occurring after May 15, 2002. Early application of the provisions of this Statement is encouraged. The Company does not expect that the adoption of SFAS No. 145 will have a significant impact on its consolidated results of operations, financial position or cash flows.

In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” This statement superseded EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity”. Under this statement, a liability or a cost associated with a disposal or exit activity is recognized at fair value when the liability is incurred rather than at the date of an entity’s commitment to an exit plan as required under EITF 94-3. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption permitted. The Company is currently evaluating the effect that the adoption of SFAS No. 146 will have on its consolidated financial position and results of operations.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“FAS 148”), which (i) amends FAS Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation (ii) amends the disclosure provisions of FAS 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation and (iii) amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information. Items (ii) and (iii) of the new requirements in FAS 148 are effective for financial statements for fiscal years ending after December 15, 2002. The Company has adopted FAS 148 for the year ended December 31, 2002 and continues to account for stock-based compensation utilizing the intrinsic value method.

Item 7.    Financial Statements.

The consolidated financial statements and related financial statement schedule are included herein and filed as a part of this Annual Report. See Index on page F-1.

Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Prior to the Merger, Spicer, Jeffries & Co. acted as independent public accountants to Natexco Corporation, and Arthur Andersen LLP acted as independent public accountants for Diomed. After the Merger, Spicer, Jeffries & Co. was not engaged by the Company to prepare audited financial statements of the Company for 2001, since the business of the Company is conducted at the Diomed level. Spicer, Jeffries & Co. was dismissed on March 29, 2002 by action of the Company’s board of directors. In order to maintain consistency, Arthur Andersen LLP was designated by the Company’s board of directors, effective as of March 27, 2002, to audit our financial statements for the fiscal year ended 2001. The reports of Spicer, Jeffries & Co. on Natexco’s financial statements for 2000 did not contain any adverse opinion or disclaimer of opinion, but were prepared on the assumption that Natexco would continue as a going concern. To the best of our knowledge, there were no disagreements between prior management and Spicer, Jeffries & Co. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures.

Due to the difficulties surrounding Arthur Andersen LLP, the Company sought new independent public accountants, and on August 5, 2002, upon the recommendation of the board’s audit committee, the board of directors of the Company appointed BDO Seidman, LLP as the Company’s independent public accountants. None of the reportable events described under Item 304(a)(1)(v) of Regulation S-K occurred within the Company’s two most recent fiscal years and the subsequent interim period through August 5, 2002. Andersen’s and Spicer’s response reports on the company’s consolidated financial statements for the fiscal years ended December 31, 2000 and 2001 do not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. During the Company’s two most recent fiscal years ended December 31, 2001, and the subsequent interim period through August 5, 2002, the Company did not consult with BDO Seidman, LLP regarding any of the matters or events set forth in Item 304(a)(2)(I) and (ii) of Regulation S-K.

In order to file an annual report on Form 10-KSB for 2001 covering only Natexco Corporation, on October 11, 2002, the board of directors engaged Spicer, Jeffries & Co. solely to audit the 2001 financial statements of Natexco Corporation and issue its report thereon.

Part III

Item 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The information required is incorporated by reference from the sections entitled “Directors and Executive Officers”, “The Board of Directors” and “Compliance with Section 16(a) of the Exchange Act” contained in the Proxy Statement for the Annual Meeting of Stockholders to be (the “Proxy Statement”), which is to be filed with the SEC within 120 days of the filing of this Annual Report on Form 10-KSB.

Item 10.    Executive Compensation

The information required is incorporated by reference from the section entitled “Executive Compensation” contained in the Proxy Statement, which is to be filed with the Securities and Exchange Commission.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

The information required is incorporated by reference from the sections entitled “Security Ownership of Principal Stockholders” and “Security Ownership of Executive Officers and Directors” contained in the Proxy Statement, which is to be filed with the Securities and Exchange Commission.

Item 12.    Certain Relationships and Related Transactions

The information required is incorporated by reference from the sections entitled “Certain Relationships and Related Transactions” contained in the Proxy Statement, which is to be filed with the Securities and Exchange Commission.

Item 13.    Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our chief executive officer and principal financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934), as of a date within 90 days of the filing date of this annual report) Evaluation Date), that ensure that information relating to the registrant which is required to be disclosed in this report is recorded, processed, summarized and reported, within required time periods. They have concluded that as of the Evaluation Date, the registrant’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the registrant and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this annual report was being prepared.

(b) Changes in Internal Controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date, nor were there any significant deficiencies or material weaknesses in these controls requiring corrective actions.

Item 14.    Exhibits and Reports on Form 8-K

INDEX TO EXHIBITS

Exhibit No.	Identification of Exhibit
2.1	Agreement and Plan of Merger for Diomed Merger*
2.2	Certificate of Amendment of Articles of Incorporation of Natexco Corporation*
2.3	Agreement and Plan of Merger for Migratory Merger**
2.4	Articles of Merger for Migratory Merger (Nevada)**
2.5	Certificate of Merger for Migratory Merger (Delaware)**
3.1	Diomed Holdings, Inc. (Nevada) Articles of Incorporation*
3.2	Diomed Holdings, Inc. (Nevada) Amendment to the Articles of Incorporation*
3.3	Certificate of Incorporation of Diomed Holdings, Inc. (Delaware)**
3.4	Restated By-laws of Diomed Holdings, Inc. (Nevada)*
3.5	By-laws of Diomed Holdings, Inc. (Delaware)**
4.2	Diomed Holdings, Inc. (Nevada) Certificate of Designation for Class A Convertible Preferred Stock*
4.3	Diomed Holdings, Inc. (Delaware) Certificate of Designation for Class A Convertible Preferred Stock**
4.4	1998 Incentive Stock Plan*
4.5	Diomed 2001 Employee Stock Option Plan*
5.1	Legality Opinion rendered by the Registrant’s legal counsel, McGuireWoods LLP in connection with the Registration Statement on SEC Form SB-2 filed October 22, 2002******
10.1	Form of Subscription Agreement and Investment Representation*
10.2	Escrow Agreement*
10.3	Consulting Agreement between the Company and Verus Support Services Inc. *
10.4	Agreement between James Arkoosh and Diomed*
10.5	Employment Agreement with Peter Klein, dated July 24, 1999*
10.6	Lock-up Agreement Applicable to Private Placement Investors*
10.7	Cambridge Facility Lease***
10.8	Axcan Pharma, Inc.—Diomed PDT Laser Development and Supply Agreement***
10.9	HRI Sub-License Agreement between QLT and Diomed*****
10.10	EVLT™ Marketing and Promotion Agreement with Dr. Robert Min*****
10.11	EVLT™ Marketing and Promotion Agreement with Dr. Steven E. Zimmet*****
10.12	RPO Advisory Agreement between Diomed, Inc. and Verus Support Services, Inc.*****
16.1	Letter dated September 5, 2002 from Spicer, Jeffries & Co. regarding Item 8 on the Company’s Form 10-KSB dated March 29, 2002******
22	Subsidiaries of Diomed Holdings, Inc.
23.2	Consent of McGuireWoods LLP in respect of Legality Opinion (included with Exhibit 5.1)
99.1	Descriptive Memorandum of Diomed Holdings, Inc. *

99.2	Report of Atlas Capital Services dated February 4, 2002*
99.3	Letter from the Company to SEC regarding Arthur Andersen LLP (pursuant to Temporary Note 2T)***
99.4	Descriptive Memorandum of Diomed Holdings, Inc.*****
99.5	Note Purchase Agreement dated December 27, 2002*******
99.6	Form of Class A Secured Notes due 1/1/2004*******
99.7	Form of Class B Unsecured Notes due 1/1/04*******
99.8	Registration Rights Agreement dated December 27, 2002*******
99.9	Security Agreement dated December 27, 2002 *******
99.10	Pledge Agreement dated December 27, 2002*******
99.11	Employment Agreement of James A. Wylie, Jr. dated as of January 10, 2003********
99.12	Certification of James A. Wylie (principal executive officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.13	Certification of Lisa M. Bruneau (principal financial officer) pursuant to Section 906 of the Sarbanes Oxley Act of 2002

*	Filed with the Company’s Current Report on SEC Form 8-K dated February 14, 2002.
**	Filed with the Company’s Current Report on SEC Form 8-K dated May 14, 2002.
***	Filed with the Company’s Annual Report on SEC Form 10-KSB dated March 29, 2002.
****	Filed with the Company’s Registration Statement on SEC Form SB-2 as initially filed on June 18, 2002.
*****	Filed with the Company’s Current Report on SEC Form 8-K dated October 22, 2002.
******	Filed with Registration Statement on SEC Form SB-2/A filed October 22, 2002.
*******	Filed with the Company’s Current Report on Form 8-K dated December 30, 2002.
********	Filed with the Company’s Current Report on Form 8-K dated January 13, 2003.

Reports on Form 8-K

During the fourth fiscal quarter of 2002, the Company filed the following reports on Form 8-K with the SEC:

October 11, 2002: The Company filed a report on Form 8-K to report that it had engaged Spicer, Jeffries & Co. for the limited purpose of auditing the financial statements as of December 31, 2001 of Natexco Corporation, to which the Company is a successor registrant as a result of the February 14, 2002 Merger. Spicer’s engagement was limited to conducting an audit of Natexco’s financial statements for 2001 and issuing a report thereon. BDO Seidman, LLP continued to act as the independent accountant for the Company.

October 22, 2002: The Company filed a report on Form 8-K containing a Descriptive Memorandum of Diomed Holdings, Inc., containing certain information regarding the business, operations and management of the Company as of March 29, 2002 (or such earlier date as referenced therein).

December 30, 2002: The Company filed a report on Form 8-K containing a press release and copies of the form of transaction documents issued in connection with the $2,000,000 bridge financing consummated by the Company, Diomed and Gibralt US, Inc. on December 27, 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Diomed Holdings, Inc. (Registrant)

By: /S/ JAMES A. WYLIE, JR.
Name: James A. Wylie, Jr.
Title: President and Chief Executive Officer, Director

By: /S/ LISA M. BRUNEAU
Name: Lisa M. Bruneau
Title: Principal Financial Officer, Vice President, Finance, Secretary and Treasurer

Date: March 31, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 31, 2003.

/S/  GEOFFREY JENKINS

Name: Geoffrey Jenkins

Title: Chairman of the Board of Directors, Director

/S/  PETER NORRIS

Name: Peter Norris

Title: Director

/S/  GARY BROOKS

Name: Gary Brooks

Title: Director

/S/  PETER KLEIN

Name: Peter Klein

Title: Director

/S/  DAVID B. SWANK

Name: David B. Swank

Title: Director

/S/  SAMUEL BELZBERG

Name: Samuel Belzberg

Title: Director

/S/  A. KIM CAMPBELL

Name: A. Kim Campbell

Title: Director

/S/  JAMES A. WYLIE, JR.

Name: James A. Wylie, Jr.

Title: Director

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO 18 U.S.C 1350, AS ADOPTED AND THE REQUIREMENTS OF SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, James A. Wylie, Jr., Chief Executive Officer and President of Diomed Holdings, Inc. (the “Company”) do hereby certify that:

1. I have reviewed this 2002 annual report on Form 10-KSB of the Company;

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

4. The Company’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of Company’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6. The Company’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/    James A. Wylie, Jr.

James A. Wylie, Jr.

President and Chief Executive Officer

March 31, 2003

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO 18 U.S.C 1350, AS ADOPTED AND THE REQUIREMENTS OF SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Lisa M. Bruneau, Principal Financial Officer of Diomed Holdings, Inc. (the “Company”) do hereby certify that:

1. I have reviewed this 2002 annual report on Form 10-KSB of the Company;

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

4. The Company’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

d)	designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

e)	evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

f)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of Company’s board of directors (or persons performing the equivalent function):

c)	all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

d)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6. The Company’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/     Lisa M. Bruneau

Lisa M. Bruneau

Principal Financial Officer

March 31, 2003

F-i

Report of Independent Certified Public Accountants

We have audited the accompanying consolidated balance sheets of Diomed Holdings, Inc. as of December 31, 2002 and the related consolidated statement of operations, stockholders’ equity/(deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Diomed Holdings, Inc. as of December 31, 2001 and for each of the two years in the period ended December 31, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated March 27, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diomed Holdings, Inc. and subsidiaries at December 31, 2002 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered significant recurring losses from operations and has a net capital deficiency. These matters raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/    BDO SEIDMAN, LLP

Boston, Massachusetts

March 5, 2003

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with Diomed Holdings, Inc.’s filing Form 10-KSB for the year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-KSB, as Arthur Andersen LLP ceased providing audit services as of August 31, 2002. The balance sheet as of December 31, 2000 referred to in this report has not been included in the accompanying financial statements.

Report of Independent Certified Public Accountants

To Diomed Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Diomed Holdings, Inc. (a Nevada corporation) and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Diomed Holdings, Inc. and subsidiaries as of December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

/s/    Arthur Andersen LLP

Boston, Massachusetts

March 27, 2002

DIOMED HOLDINGS, INC.

Consolidated Balance Sheets

	December 31, 2001	December 31, 2002
ASSETS
Current Assets:
Cash and cash equivalents	$322,566	$1,848,646
Restricted cash	—	75,000
Accounts receivable, net of allowance for doubtful accounts of $217,000 and $308,000 in 2001 and 2002, respectively	869,231	676,444
Inventories	2,402,182	2,012,141
Prepaid expenses and other current assets	201,429	214,253

Total current assets	3,795,408	4,826,484

Property and Equipment:
Office equipment and furniture and fixtures	1,209,649	1,229,307
Manufacturing equipment	740,000	731,787
Leasehold improvements	631,900	652,141

	2,581,549	2,613,235
Less—Accumulated depreciation and amortization	1,519,607	1,548,085

	1,061,942	1,065,150
Intangible Assets, net of accumulated amortization of $221,000 and $417,000 in 2001 and 2002, respectively (Note 5)	760,542	564,270
Other Assets:
Deposits	590,600	597,426
Deferred financing costs	387,133	80,000
Deferred acquisition costs	39,981	—

Total other assets	1,017,714	677,426

	$6,635,606	$7,133,330

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Bank loan (Note 6)	$874,449	$216,306
Current maturities of convertible debt (Note 8a)	1,786,640	—
Promissory notes (Note 8d)	—	445,208
Current maturities of capital lease obligations (Note 8f)	46,383	33,993
Accounts payable	2,866,346	1,608,623
Accrued expenses (Note 4)	883,769	1,444,100
Customer advance	293,463	—

Total current liabilities	6,751,050	3,748,230

Promissory Note Payable	936,000	936,000
Related Party Convertible Debt, less current maturities (Note 8e) ($2,000,000 face value, net of $2,000,000 debt discount)	—	—
Capital Lease Obligations, less current maturities (Note 8f)	39,817	10,018

Commitments (Note 13)
Total liabilities	7,726,867	4,694,248

Stockholders’ Equity (Deficit):
Series A convertible preferred stock, $0.01 par value
Authorized—3,500,000 shares
Issued and outstanding—2,725,000 shares at December 31, 2001	27,250	—
Preferred stock, $.001 par value
Authorized—20,000,000 shares
Designated Class A convertible preferred stock, $.001 par value
Authorized—18,000,000 shares
Issued and outstanding—14,688,662 shares at December 31, 2002	—	14,689
Undesignated preferred stock, $.001 par value
Authorized—2,000,000 shares
Issued and outstanding—zero shares at December 31, 2002
Common stock, $0.001 par value
Authorized—40,000,000 shares at December 31, 2001 and 80,000,000 shares at December 31, 2002
Issued and outstanding—9,179,955 shares at December 31, 2001 and 15,023,087 at December 31, 2002	9,180	15,023
Additional paid-in capital	30,324,556	41,704,774
Cumulative translation adjustment	130	158,312
Accumulated deficit	(31,452,377)	(39,453,715)

Total stockholders’ equity (deficit)	(1,091,261)	2,439,083

	$6,635,606	$7,133,330

The accompanying notes are an integral part of these consolidated financial statements.

DIOMED HOLDINGS, INC.

Consolidated Statement of Operations

	Years Ended December 31,
	2000	2001	2002
Revenues	$9,424,514	$7,731,530	$5,556,439
Cost of Revenues	7,414,564	6,140,557	5,214,524

Gross profit	2,009,950	1,590,973	341,915

Operating Expenses:
Research and development	1,270,816	1,216,400	928,167
Selling and marketing	1,647,510	2,520,337	3,263,517
General and administrative	2,228,777	2,615,600	3,824,652

Total operating expenses	5,147,103	6,352,337	8,016,336

Loss from operations	(3,137,153)	(4,761,364)	(7,674,421)
Interest Expense, net	(338,843)	(2,893,031)	(326,917)

Net loss	(3,475,996)	(7,654,395)	(8,001,338)
Value Ascribed to Call Option and Beneficial Conversion Feature Related to Preferred Stock	—	(423,180)	—

Net loss applicable to common stockholders	$(3,475,996)	$(8,077,575)	$(8,001,338)

Net loss per share (Note 3):
Basic and diluted net loss per share applicable to common stockholders	$(0.82)	$(0.96)	$(0.59)

Basic and diluted weighted average common shares outstanding	4,246,004	8,406,721	13,603,284

The accompanying notes are an integral part of these consolidated financial statements

DIOMED HOLDINGS, INC.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2000	2001	2002
Cash Flows from Operating Activities:
Net loss	$(3,475,996)	$(7,654,395)	$(8,001,338)
Adjustments to reconcile net loss to net cash used in operating activities–
Depreciation and amortization	467,566	709,618	627,366
Noncash interest expense on convertible debt	—	2,700,000	225,260
Issuance of stock options to consultants	—	55,000	82,329
Changes in operating assets and liabilities, net of acquisition–
Accounts receivable	(1,965,681)	2,910,905	192,786
Inventories	(421,071)	24,779	390,041
Prepaid expenses and other current assets	256,583	(35,201)	(12,824)
Deposits	—	(143,478)	—
Accounts payable	226,307	932,898	(658,606)
Accrued expenses	(852,658)	(662,378)	560,331
Customer advance	—	293,463	(293,463)

Net cash used in operating activities	(5,764,950)	(868,789)	(6,888,118)

Cash Flows from Investing Activities:
Purchases of property and equipment	(272,414)	(489,323)	(406,924)
Restricted cash	—	—	(75,000)

Net cash used in investing activities	(272,414)	(489,323)	(481,924)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock, net	2,784,491	—	8,293,713
Proceeds from issue of preferred stock, net	—	2,532,470	—
Proceeds from convertible loan notes	2,700,000	—	—
Proceeds from related party convertible debt	—	700,000	2,000,000
Promissory note payable	936,000	—	—
Net proceeds (payments) from bank borrowings	(115,389)	(800,766)	(658,142)
Payments on convertible debt	(34,325)	(225,000)	(700,000)
Payments on capital lease obligations	(50,388)	(50,751)	(42,190)
Payments on promissory notes	—	—	(153,911)
Increase in deferred financing costs	—	(387,133)	(80,000)

Net cash provided by financing activities	6,220,389	1,768,820	8,659,470

Effect of Exchange Rate Changes	(127,195)	(207,014)	236,651

Net Increase in Cash and Cash Equivalents	55,830	203,694	1,526,080
Cash and Cash Equivalents, beginning of period	63,042	118,872	322,566

Cash and Cash Equivalents, end of period	$118,872	$322,566	$1,848,646

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$332,285	$155,438	$118,917

Supplemental Disclosure of Noncash Investing and Financing Activities:
Acquisition of property and equipment under capital lease obligations	$32,065	$—	$—

Exchange of convertible debt for QLT intangible assets and inventory	$1,200,000	$—	$—

Conversion of convertible debt into common stock	$—	$2,475,000	$1,247,691

Value ascribed to warrants issued in connection with issuance of convertible debt to stockholders	$—	$96,900	$8,200

Value ascribed to call option and beneficial conversion feature related to preferred stock	$—	$423,180	$—

Value ascribed to debt discount and warrants feature related to convertible debt	$—	$—	$2,000,000

Reclassification offering costs to additional paid-in capital	$—	$—	$387,133

Conversion of accounts payable to notes payable	$—	$—	$599,118

The accompanying notes are an integral part of these consolidated financial statements.

DIOMED HOLDINGS, INC.

Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2000, 2001 and 2002

	Series A Convertible Preferred Stock		Common Stock		Class A Convertible Preferred Stock Number of Shares	Class A Convertible Preferred Stock $0.001 Par Amount	Paid-in Capital	Translation Adjustment	Accumulated Deficit	Total Stockholders’ Equity (Deficit)	Comprehensive Loss
	Number of Shares	$0.01 Par Amount	Number of Shares	$0.001 Par Amount
Balance, December 31, 1999	—	—	3,954,238	$3,954	—	—	$19,289,991	$(38,341)	$(19,898,806)	$(643,202)
Issuance of stock and warrants, net of offering costs of $71,036	—	—	815,865	816	—	—	2,783,675	—	—	2,784,491
Change in cumulative translation adjustment	—	—	—	—	—	—	—	53,673	—	53,673	$53,673
Net loss	—	—	—	—	—	—	—	—	(3,475,996)	(3,475,996)	(3,475,996)

Comprehensive loss											$(3,422,323)

Balance, December 31, 2000	—	—	4,770,103	4,770	—	—	22,073,666	15,332	(23,374,802)	(1,281,034)

Issuance of Series A convertible preferred stock, net of issuance costs of $192,530	2,725,000	27,250		—	—	—	2,505,220	—	—	2,532,470
Value ascribed to call option and beneficial conversion feature related to preferred stock	—	—	—	—	—	—	423,180	—	(423,180)	—
Conversion of debt into common stock, including $2,700,000 related to beneficial conversion feature	—	—	2,475,000	2,475	—	—	5,172,525	—	—	5,175,000
Value ascribed to warrants issued in connection with issuance of debt to stockholders equity	—	—	—	—	—	—	96,900	—	—	96,900
Compensation expense related to issuance of stock options to consultants for services	—	—	—	—	—	—	55,000	—	—	55,000
Recapitalization of common stock held by certain investors	—	—	1,934,852	1,935	—	—	(1,935)	—	—	—
Change in cumulative translation adjustment	—	—	—	—	—	—	—	(15,202)	—	(15,202)	$(15,202)
Net loss	—	—	—	—	—	—	—	—	(7,654,395)	(7,654,395)	(7,654,395)

Comprehensive loss											$(7,669,597)

Balance, December 31, 2001	2,725,000	27,250	9,179,955	9,180	—	—	30,324,556	130	(31,452,377)	(1,091,261)

Conversion of debt into common stock	—	—	135,735	136	—	—	339,201	—	—	339,336
Conversion of Series A convertible preferred stock into Class A convertible preferred Stock	(2,725,000)	(27,250)	—	—	1,362,500	1,363	25,887	—	—	—
Conversion of common stock into Class A convertible preferred stock	—	—	(9,315,690)	(9,316)	2,328,923	2,329	6,987	—	—	—
Common stock assumed in the Merger	—	—	9,200,000	9,200	—	—	(9,200)	—	—	—
Issuance of common stock, net of issuance costs of $2,093,420	—	—	5,000,000	5,000	—	—	7,901,580	—	—	7,906,580
Value ascribed to warrants issued in connection with issuance of debt to stockholders	—	—	—	—	—	—	8,200	—	—	8,200

DIOMED HOLDINGS, INC.

Consolidated Statements of Shareholders’ Equity (Deficit) for the

Years Ended December 31, 2000, 2001 and 2002

Recapitalization of conversion of Series A convertible preferred stock into Class A convertible preferred stock	—	—	—	—	4,087,500	4,088	(4,088)	—	—	—
Recapitalization of conversion of common stock into Class A convertible preferred stock	—	—	—		6,986,767	6,987	(6,987)	—	—	—
Compensation expense related to issuance of stock options to consultants	—	—	—	—	—	—	82,329	—	—	82,329
Beneficial conversion related to warrants issued in connection with issuance of debt to stockholders	—	—	—	—	—	—	128,700	—	—	128,700
Conversion of debt into Class A stock	—	—			696,060	696	907,659	—	—	908,355
Debt discount ascribed to warrants and convertible notes	—	—	—	—	—	—	2,000,000	—	—	2,000,000
Conversion of Class A stock into common stock	—	—	773,087	773	(773,087)	(773)	—	—	—	—
Issuance additional shares of common stock	—	—	50,000	50	—	—	(50)	—	—	—
Change in cumulative translation adjustment	—	—	—	—	—	—	—	158,182		158,182	$158,182
Net loss	—	—	—	—	—	—		—	(8,001,338)	(8,001,338)	(8,001,338)

Comprehensive loss											$(7,843,156)

Balance December 31, 2002	—	—	15,023,087	$15,023	14,688,663	$14,689	$41,704,774	$158,312	$(39,453,715)	$2,439,083

The accompanying notes are an integral part of these consolidated financial statements

DIOMED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

(1) OPERATIONS

Diomed Holdings, Inc. (the Company) and its subsidiaries specialize in developing and commercializing minimal and micro-invasive medical procedures that use its laser technologies and disposable products.

Previously, the operations of the Company were those of Diomed, Inc., which was incorporated in December 1997 under the laws of the State of Delaware. On February 14, 2002, Diomed, Inc. became a wholly-owned subsidiary of Diomed Holdings, Inc. via a reverse merger (see Note 14).

Some of the Company’s medical laser products and applications are in various stages of development, and as such, the success of future operations is subject to a number of risks similar to those of other companies in similar stages of development. Principal among these risks are the continued successful development and marketing of the Company’s products, proper regulatory approval, the need to achieve profitable operations, competition from substitute products and larger companies, the need to obtain adequate financing to fund future operations and dependence on key individuals. The Company has incurred significant losses since inception and is devoting substantially all its efforts towards research and development, regulatory approvals, manufacturing, and sales and marketing of its products.

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced significant recurring losses from operations and has a net capital deficiency in the amount of $1.1 million as of December 31, 2002. As further explained, the Company is exploring raising additional capital through an equity financing in order to fund its operations in 2003. There can be no assurances that additional financing will be obtained. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In December 2002, the Company completed a $2.0 million bridge financing, provided by an affiliated shareholder, in the form of convertible Notes due January 1, 2004. To fund its operations in 2003, the Company will need to complete an additional debt or equity financing or put in place a credit facility to supplement the Company’s commercialization of EVLT™. The Company anticipates it will have access to additional funding sources from affiliated shareholders and new private and institutional investors. The Company is engaged in negotiations to appoint an investment banking firm (with which the Company has no prior relationship) as its exclusive financial advisor to provide advice relating to the Company’s capital structure and to explore raising additional capital through an equity financing. The Company anticipates completing a financing transaction by the end of the second quarter of 2003. The Company will require the proceeds of any such financing, together with its current cash resources, to continue as a going concern, and will use these proceeds to fund its operations and commercialize its products in 2003. However, additional financing may not be available on acceptable terms or at all. The inability to obtain additional financing would cause the Company to reduce or cease operations, sell all or a portion of its assets, seek a sale of the Company or enter into a business combination with a third party.

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

(b) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates and assumptions principally relate to reserves, including inventory, doubtful accounts and product warranty, and to services performed by third parties but not yet invoiced. Actual results could differ from those estimates.

DIOMED HOLDINGS, INC.

(c) Cash and Cash Equivalents

Cash and cash equivalents consists of short-term, highly liquid investments with original maturity dates of 90 days or less. Cash equivalents are carried at cost, which approximates fair value.

(d) Foreign Currency Translation

Assets and liabilities of the foreign subsidiaries are translated at the rate of exchange in effect at year-end. Results of operations are translated using the weighted average exchange rate in effect during the year. Translation adjustments, resulting from changes in the rate of exchange between the subsidiaries’ functional currency and the U.S. dollar, are included in other comprehensive income (loss) with the cumulative effect included as a separate component of stockholders’ equity in the accompanying consolidated balance sheets. Transaction gains and losses, resulting from the revaluations of assets and liabilities denominated in other than the functional currency of the Company or its subsidiaries, are included in operating expenses for all periods presented.

(e) Revenue Recognition

Revenue from product sales is recognized at the time of shipment to the customer as long as there is persuasive evidence of an arrangement, the sales price is fixed and determinable and collection of the related receivable is probable. The Company provides for estimated product returns and warranty costs at the time of product shipment. In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, which establishes guidance in applying generally accepted accounting principles to revenue recognition in financial statements and became effective beginning with the Company’s fourth quarter of the year ended December 31, 2000. The Company has determined that its existing revenue recognition practices comply with the requirements of SAB No. 101 for all periods presented.

(f) Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market. Work-in-progress and finished goods consist of materials, labor and manufacturing overhead. Inventories consist of the following:

	December 31,
	2001	2002
Raw materials	$1,211,870	$982,622
Work-in-progress	1,016,236	446,820
Finished goods	174,076	582,699

	$2,402,182	$2,012,141

(g) Property and Equipment

The Company records property and equipment at cost.

The Company provides for depreciation and amortization using both straight-line and accelerated methods by charges to operations in amounts that allocate the cost of the assets over their estimated useful lives as follows:

Description	Estimated Useful Life
Office equipment and furniture and fixtures	2–5 years
Manufacturing equipment	2–5 years
Leasehold improvements	Lesser of estimated useful life or life of lease

DIOMED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

Depreciation expense for the years ended December 31, 2000, 2001 and 2002 was $426,566, $529,618 and $431,366 , respectively.

(h) Intangible Assets

Intangible assets are recorded at cost and consist of manufacturing rights acquired in 2000. These manufacturing rights are being amortized over a five year assumed useful life (see Note 5).

(i) Long Lived Assets

The Company evaluates long-lived assets, such as intangible assets, equipment and certain other assets, for impairment in accordance with Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 (SFAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supersedes Statement of Financial Accounting Standards No. 121 (SFAS 121), “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and amends Accounting Principles Board Opinion No. 30, “Reporting Results of Operations—Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS 144 retained the fundamental provisions of SFAS 121 for recognition and measurement of impairment, but amended the accounting and reporting standards for segments of a business to be disposed of. The Company records an impairment charge whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets are written down to fair value. The adoption of SFAS 144 in 2002 did not have a material impact on the Company’s financial position or results of operations.

(j) Fair Value of Financial Instruments

The carrying amounts of the Company’s cash, cash equivalents, accounts receivable, accounts payable and various debt instruments approximate fair value due to the short-term nature of these instruments. The carrying amounts of debt issued pursuant to agreements with banks approximate fair value as the interest rates on these instruments fluctuate with market interest rates.

(k) Concentration of Credit Risk and Significant Customers

Financial instruments that subject the Company to credit risk consist primarily of cash, cash equivalents and trade accounts receivable. The Company places its cash and cash equivalents in established financial institutions. The Company has no significant off-balance-sheet concentration of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company’s accounts receivable credit risk is not concentrated within any one geographic area. The Company has not experienced any significant losses related to receivables from any individual customers or groups of customers in any specific industry or by geographic area. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be inherent in the Company’s accounts receivable.

Accounts receivable are customer obligations due under normal trade terms. The Company sells its products to private physicians, hospitals, health clinics, distributors and OEM customers. The Company generally requires signed sales agreements, non-refundable advance payments and purchase orders depending upon the type of customer, and letters of credit may be required in certain circumstances. Some customers seek equipment financing from third party leasing agents. Accounts receivable is stated at the amount billed to the customer less a valuation allowance for doubtful accounts.

Senior management reviews accounts receivable on a monthly basis to determine if any receivables could potentially be uncollectible. The Company includes specific accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on available information, the Company believes its allowance for doubtful accounts as of December 31, 2002 is adequate. The allowance for doubtful accounts as of December 31, 2000, 2001 and 2002 was $300,000, $217,473 and $308,145, respectively.

The following table summarizes the number of customers that individually comprise greater than 10% of total revenues and total gross accounts receivable for the periods presented:

DIOMED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

Revenues:

	Years Ended December 31,
	2000	2001	2002
Customer A	20%	21%	*
Customer B	18%	13%	10%
Customer C	*	*	*

*Less	than 10%

Gross Accounts Receivable:

	December 31,
	2001	2002
Customer A	33%	*
Customer B	*	*
Customer C	14%	*

*Less	than 10%

DIOMED HOLDINGS, INC.

(l) Accounting for Stock-Based Compensation

The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees utilizing the intrinsic value method. Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the fair market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. SFAS No. 123, Accounting for Stock-Based Compensation, establishes a fair value based method of accounting for stock-based compensation plans. The Company has adopted the disclosure only alternative under SFAS No. 123, which requires disclosure of the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted as well as certain other information (see Note 10(g)).

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“FAS 148”), which (i) amends FAS Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation (ii) amends the disclosure provisions of FAS 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation and (iii) amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information. Items (ii) and (iii) of the new requirements in FAS 148 are effective for financial statements for fiscal years ending after December 15, 2002. The Company has adopted FAS 148 for the fiscal year ended December 31, 2002. The Company continues to account for stock-based compensation utilizing the intrinsic value method. The additional disclosures required by FAS 148 are as follows:

	December 31,
	2000	2001	2002
Net (loss) as reported	$(3,475,996)	$(7,654,395)	$(8,001,338)
Add: Stock-based employee compensation: expense included in reported net (loss), net of tax	$0	$0	$0
Deduct: total stock-based employee compensation: expense determined under the fair value based method for all awards, net of tax	$(65,429)	$(169,924)	$(541,367)
Pro forma net (loss)	$(3,541,425)	$(7,824,319)	$(8,542,705)
Earnings per share:
Basic and diluted – as reported	$(0.82)	$(0.96)	$(0.59)
Basic and diluted – pro forma	$(0.83)	$(0.98)	$(0.63)

(m) Research and Development Expenses

The Company charges research and development expenses to operations as incurred.

(n) Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, requires disclosure of all components of comprehensive income. Comprehensive income is defined as the change in stockholders’ equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. For all periods presented, comprehensive loss

DIOMED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

consists of the Company’s net loss and changes in cumulative translation adjustment account (see Note 2(d)). The Company has disclosed comprehensive income (loss) for all periods presented in the accompanying consolidated statements of stockholders’ equity (deficit) as follows:

	Years Ended December 31,
	2000	2001	2002
Foreign currency translation adjustment	53,673	(15,202)	158,182
Net loss	(3,475,996)	(7,654,395)	(8,001,338)

Comprehensive loss	$(3,422,323)	$(7,669,597)	$(7,843,156)

(o) Income Taxes

The Company follows the provisions of SFAS No. 109, Accounting for Income Taxes. Deferred income taxes are provided on temporary differences that arise in the recording of transactions for financial and tax reporting purposes and result in deferred tax assets and liabilities. Deferred tax assets are reduced by an appropriate valuation allowance if it is management’s judgment that part of the deferred tax asset will not be realized. Tax credits are accounted for as reductions of the current provision for income taxes in the year in which the related expenditures are incurred.

(p) Recent Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements SFAS Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections”. SFAS No. 145 rescinds Statement No. 4, “Reporting Gains and Losses from Extinguishments of Debt”. and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. SFAS No. 145 also rescinds FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers”. SFAS No. 145 amends FASB Statement No. 13, “Accounting for Leases” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provision of SFAS No. 145 related to the rescission of Statement No. 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions of SFAS No. 145 related to Statement No. 13 should be for transactions occurring after May 15, 2002. Early application of the provisions of this Statement is encouraged. The Company does not expect that the adoption of SFAS No. 145 will have a significant impact on its consolidated results of operations, financial position or cash flows.

In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” This statement superseded EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity”. Under this statement, a liability or a cost associated with a disposal or exit activity is recognized at fair value when the liability is incurred rather than at the date of an entity’s commitment to an exit plan as required under EITF 94-3. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption permitted. The Company is currently evaluating the effect that the adoption of SFAS No. 146 will have on its consolidated financial position and results of operations.

DIOMED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

(3) NET LOSS PER SHARE

Net loss per share is computed based on the guidance of SFAS No. 128, Earnings per Share. SFAS No. 128 requires companies to report both basic loss per share, which is based on the weighted average number of common shares outstanding, and diluted loss per share, which is based on the weighted average number of common shares outstanding and the weighted average dilutive potential common shares outstanding using the treasury stock method. As a result of the losses incurred by the Company for the years ended December 31, 2000, 2001 and 2002, all potential common shares were antidilutive and were excluded from the diluted net loss per share calculations.

The following table summarizes securities outstanding as of each year-end which were not included in the calculation of diluted net loss per share since their inclusion would be antidilutive.

	December 31,
	2000	2001	2002
Common stock options	840,640	1,773,740	1,603,285

Common stock warrants	1,408,304	111,924	8,455,257

Convertible preferred stock	—	5,450,000	14,688,662

Convertible debt	1,104,479	819,734	9,615,385

On February 14, 2002, the Company completed a reverse merger and issued Diomed Inc. shareholders Diomed Holdings, Inc. Class A Convertible Preferred Stock (“Class A Stock”) that is convertible into Diomed Holdings, Inc. Common Stock (“Common Stock”) by February 14, 2004, the second annual anniversary of the reverse merger. On December 31, 2002, according to the Class A Convertible Preferred Stock Certificate of Designation, monthly conversions of the Class A Stock began converting into Common Stock at the rate of 5% of the initial shares of the Class A Stock or 773,087 shares, and will continue to occur on the last day of each month during the period from January 2003 through January 2004. The remaining 4,638,531 shares of Class A Stock will convert into Common Stock in February 2004 (see Note 14).

On December 27, 2002 (the “Closing Date”), the Company completed a $2.0 million bridge financing with Gibralt US, Inc (the “Lender”), whose Principal Samuel Belzberg is a member of the Company’s Board of Directors. The financing is in the form of Notes, including $1.0 million in Class A secured Notes and $1.0 million in Class B unsecured Notes (collectively known as the “Notes”), which are due on January 1, 2004. The Notes accrue interest, at an annual rate of 8%, over the life of the Notes and is payable upon maturity. The Notes, including principal and accrued interest, are convertible into Common Stock, at the election of the Lender, at 80% of the price per share of the Common Stock in defined transactions. Based on the $0.26 closing price per share of the Common Stock on December 31, 2002, the Notes were convertible into 9,615,385 shares of Common Stock.

In connection with the bridge financing, the Company issued the Lender 100% Warrant coverage or 8,333,333 Warrants, based upon the $0.24 closing price of the Company’s Common Stock on December 26, 2002. The warrants are exercisable for a period of five years, beginning six months from the Closing Date, at an exercise price of $0.26. If the Company, over the life of the Warrants, issues Common Stock or Common Stock equivalents at a price per share less than the $0.26 exercise price of the Warrants, the number of Warrants and the exercise price of the Warrants are adjustable to the lower price per share (see Note 8e).

DIOMED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

(4) ACCRUED EXPENSES

Accrued liabilities consist of the following:

	December 31,
	2001	2002
Payroll and related costs	$194,557	$290,260
Warranty and related costs	103,280	538,954
Deferred rent	153,907	97,333
Professional fees	258,056	365,172
Others	173,969	152,381

	$883,769	$1,444,100

During the year ended December 31, 2002, the Company identified a component problem and increased its warranty reserve accordingly.

(5) ACQUISITION OF INTANGIBLE MANUFACTURING RIGHTS

Effective October 16, 2000, the Company acquired certain manufacturing rights and inventory of QLT, Inc. (QLT) necessary or useful to commercialize certain series of its OPTIGUIDE® fibers for $1,175,000 in the form of two promissory notes, payable within two years, and $25,000 in cash. The first promissory note is payable in cash or in shares of common stock. The second promissory note is payable, at the election of the Company, in cash or in shares of common stock (see Note 8). In the event that the Company closes an initial public offering (IPO) of its securities within two years of the closing date, the due date of the balance payment would be accelerated to the time of completion of the IPO and QLT would receive payment in full in the form of common stock, at a 40% discount on the offering price per share to the public. This contingent beneficial conversion feature, valued at $556,667 and computed in accordance with Emerging Issues Task Force (EITF) 00-27, Application of EITF Issue No. 98-5 to Certain Convertible Instruments, would be recorded upon the occurrence of an IPO as a discount to the debt and amortized ratably to interest expense over the remaining term of the debt, unless converted earlier. The merger and private offering of common stock does not qualify as an IPO (see Note 14). The aggregate purchase price of $1,200,000 was allocated based on the fair value of the tangible and intangible assets acquired as follows:

Inventory	$218,623
Manufacturing rights	981,377

$1,200,000

Amounts allocated to manufacturing rights are being amortized on the straight-line basis over a five-year period. Included in general and administrative expenses is amortization expense of approximately $41,000, $180,000, and $196,000 for the years ended December 31, 2000, 2001 and December 31, 2002, respectively.

(6) LINE-OF-CREDIT ARRANGEMENT

Diomed, Ltd., the Company’s subsidiary in the United Kingdom, has a line of credit with Barclays Bank, which is limited to the lesser of £1,200,000 ($1,931,000 at December 31, 2002) or 80% of eligible accounts receivable. This line bears interest at 3% above Barclays Bank’s base rate (4.00% at December 31, 2002) and borrowings are due upon collection of receivables from customers. As a security interest, Barclays has a lien on all of the assets of Diomed, Ltd., excluding inventory and certain intellectual property.

As of December 31, 2002, there were borrowings of £134,394 ($216,307) outstanding under this line and available future borrowings of approximately $19,346.

(7) CONVERTIBLE LOAN NOTES

Between March and June 2000, the Company issued $2.7 million of 9% convertible subordinated notes (the Notes), which were due on March 31, 2001. The original conversion rate for the Notes was $3.50 per share of common stock. The conversion rate was subject to adjustment in the event of certain circumstances occurring, including certain issues of common stock at a price below $3.50 per share.

DIOMED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

Pursuant to the Stock Purchase and Recapitalization Agreement (the Agreement), dated March 5, 2001, which provided certain existing shareholders with additional shares of common stock which had the effect of reducing their purchase price to $1.00 per share (see Note 10(e)), the Company agreed to adjust the conversion price from $3.50 per share to $1.00 per share. Concurrent with the Agreement, the noteholders agreed to convert principle of $2,475,000 into 2,475,000 shares of common stock. The remaining balance due of $225,000 was repaid in cash in 2001.

In accordance with EITF 00-27, the Company recorded noncash interest expense totaling approximately $2.7 million for fiscal year 2001 due to the adjustment of the original conversion price.

(8) DEBT

a) QLT, Inc.

As of December 31, 2001, the two promissory notes due to QLT, in the aggregate principal amount of $1,175,000, for the acquisition of the manufacturing rights to the OPTIGUIDE® fibers (see Note 5) are shown on the consolidated balance sheet as convertible debt.

With respect to the First QLT Promissory Note, by letter dated June 7, 2001, QLT formally requested payment of the $339,337 balance due under that note. QLT also indicated that it would exercise its option under the Optiguide Asset Purchase Agreement to require the Company to issue to QLT shares of Company Common Stock having a value equal to $339,337. On October 1, 2001 the Company advised QLT that it was prepared to issue 135,735 shares based on a per share price of $2.50. The Company asked QLT to respond if the calculation was acceptable to it and also asked that, if the calculation was not acceptable, that the matter be referred to arbitration pursuant to the applicable provisions of the Optiguide Asset Purchase Agreement. On January 28, 2002 the Company issued QLT 135,735 shares of Company Common Stock. On February 11, 2002, QLT informed the Company and stated that it was accepting the 135,735 shares issued to it under protest as it disagreed with the per share price the Company had used in calculating the number of shares issued to it. It also asserted that the Company had failed, in connection with the issuance of those shares, to confirm certain registration rights and deliver a legal opinion. The Company believes that QLT may have been asserting that it was entitled to receive up to an additional 542,940 shares. The Company disputes this position based on the express terms of its agreement with QLT and the relevant facts. The terms of the agreement between the Company and QLT require senior management of both companies to meet for a period of 60 days to attempt to resolve disputes arising thereunder.

From the time it received notice of QLT’s assertions, the Company engaged in discussions with QLT to resolve the dispute amicably. On August 5, 2002, the Company and QLT entered into an agreement pursuant to which the Company issued to QLT, and QLT accepted from the Company, a total of 696,059 shares of Convertible Preferred Stock to both resolve the dispute as to the First Promissory Note and fully satisfy the Company’s obligations under the Second Promissory Note. The Company in effect re-valued the conversion price of the First Promissory Note to $1.50 per share, and converted the Second Promissory Note into Convertible Preferred Stock at the conversion price of $1.50 per share. In consideration for our issuance of these shares, QLT released us from any claims under both of these promissory notes, as well as a related registration rights agreement and relevant portions of the 2000 Optiguide Asset Purchase Agreement.

b) Promissory Note Issued to Customer

In October 2000, a customer advanced the Company $936,000 to secure certain key materials. In September 2001, the Company issued a Promissory Note to this customer in the amount of the advance. The Promissory Note bears interest, at an annual rate of 8.5%, which is payable quarterly in arrears. The Promissory Note matures on January 1, 2004 and does not provide for conversion rights into equity. As of December 31, 2001 and 2002, the balance outstanding on this Promissory Note was $936,000. As of December 31, 2002, accrued interest was $20,053.

c) Bridge Loans from Stockholders

In September 2001, the Company received an aggregate of $500,000 from two stockholders of the Company in exchange for a bridge loan in the form of two secured promissory notes (“notes”), dated October 5, 2001. The notes were to mature on January 1, 2003 and had an annual interest rate of 7.5%.

The notes were convertible, at the election of the noteholders, into common stock prior to the maturity date under the following scenarios: 1) in the event the Company did not complete a reverse merger by October 31, 2001, the noteholders could have exercised their call option issued in the March 2001 Series A Preferred Stock financing (see Note 10(b)) and deliver their notes as payment, 2) in the event the Company completed a reverse merger, the notes

DIOMED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

were convertible into common stock at the lesser of $2.25 per share and the price per share in the reverse merger, 3) in the event of another type of financing transaction, as defined, the notes were convertible into common stock at the lesser of $2.25 per share and the price per share in the transaction, and 4) in the event of a merger or consolidation, excluding a reverse merger, the notes were convertible into common stock at the lesser of $2.25 per share and the price per share of any warrants issued in the transaction. However, if the Company successfully completed a reverse merger with a public company, where such public company has raised $10 million in gross proceeds in a private placement financing prior to the reverse merger, the notes would have become due and payable in cash within 10 days of the effective closing date. The call option expired on October 31, 2001.

In addition, the Company granted fully exercisable warrants to purchase an aggregate of 50,000 shares of common stock at a price per share equal to a maximum of $2.25, adjustable for certain events, as defined. The value of such warrants, calculated using the Black-Scholes option pricing model, was recorded as a debt discount totaling $43,000 and will be amortized to interest expense over the life of the note. In addition, the beneficial conversion feature attributable to the warrants, totaling $43,000, will be recorded as interest expense upon the occurrence of an event which will trigger the note’s right to convert. In January 2002, due to the Company’s delay in completing the reverse merger by December 31, 2001, the Company was required to issue up to an additional aggregate of 10,000 warrants, with terms identical to the initial grant. The warrants expire two years from the date of issuance. The value ascribed to these 10,000 warrants was $8,200 and was calculated using the Black-Scholes option pricing model. The $8,200 was recorded as a debt discount and will be amortized to interest expense over the life of the notes. In addition, the beneficial conversion feature attributable to the warrants totaling $8,200 will be recorded as interest expense upon the occurrence of an event which will trigger the note’s right to convert.

In December 2001, the Company received an additional aggregate of $200,000 from the same two noteholders through issuance of additional promissory notes, with terms identical to those specified above, except as noted below. The maximum conversion price of the notes and the exercise price of the warrants is $2.00 per share, adjustable for certain events as defined. In addition, the Company granted fully exercisable warrants to purchase an aggregate of 20,000 shares of common stock at a price per share equal to a maximum of $2.00, adjustable for certain events, as defined. The warrants expire two years from the date of issuance. The value ascribed to these 20,000 warrants was $15,000 and was calculated using the Black-Scholes option pricing model. The $15,000 was recorded as a debt discount and will be amortized to interest expense over the life of the notes. In addition, the beneficial conversion feature attributable to the warrants totaling $15,000 will be recorded as interest expense upon the occurrence of an event which will trigger the note’s right to convert The Company completed a reverse merger by March 31, 2002, and accordingly did not have to issue any contingent warrants. Under the December 2001 notes, the conversion price of the notes and the exercise price of the warrants included under the October 2001 notes were reduced to a maximum of $2.00 to be consistent with the terms of the December 2001 notes. Such revision creates an additional beneficial conversion feature attributed to the reduction of the conversion price, totaling $62,500, to be recorded upon the occurrence of an event which will trigger the notes’ right to convert. Additionally, such revision created an additional debt discount, attributed to the establishment of a new measurement date for the amended warrant, totaling $39,000.

In February 2002, subsequent to the closing of the reverse merger, the $700,000 aggregate principal amount of the promissory notes, issued in October and December 2001, was repaid to the two stockholders, including cumulative interest. During the year ended December 31, 2002, the Company recorded $225,260 as additional non-cash interest expense related to warrants issued in connection with the bridge loan in 2001 and 2002, as well as beneficial conversion features discussed above which were triggered by the acquisition discussed in Note 15. Promissory notes in the amount of $611,640 and net of $88,360 in debt discount were included in current maturities of convertible debt on the balance sheet as of December 31, 2001.

d) Promissory Notes Issued to Service Providers

In December 2002, the Company converted fees for legal services, in the amount of $416,102, into a Promissory Note. Payment terms include a $100,000 payment due upon completing the $2.0 million bridge financing on December 27, 2002 and the balance due upon completion of a longer-term capital financing in fiscal 2003, being the earlier of May 15, 2003 and the completion of a subsequent debt or equity financing other than a bridge financing. The Promissory Notes bears interest, at an annual rate of 6%, which accrues over the life of the Promissory Note and is payable upon maturity. The Promissory Note does not provide for conversion rights into equity. As of December 31, 2002, the balance outstanding to this Promissory Note was $316,102 and accrued interest was $1,611.

In December 2002, the Company converted fees due a professional service provider for external marketing initiatives, in the amount of $183,016, into a Promissory Note. Payment terms include a $50,000 payment due upon completing the $2.0 million bridge financing on December 27, 2002, a 20% surcharge of monthly services until the Promissory Note is paid, and the balance due upon completion of a longer-term financing in fiscal 2003. The Promissory

COMPANY NAME

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note does not bear any interest and does not provide for conversion rights into equity. As of December 31, 2002, the balance outstanding to this Promissory Note was $129,106.

e) Bridge Financing with Related Party

On December 27, 2002 (the “Closing Date”), the Company completed a $2.0 million bridge financing with Gibralt US, Inc (the “Lender”), whose Principal Samuel Belzberg is a member of the Company’s Board of Directors. The financing is in the form of Notes, including $1.0 million in Class A secured Notes and $1.0 million in Class B unsecured Notes (collectively known as the “Notes”), which are due on January 1, 2004. The Notes accrue interest, at an annual rate of 8%, over the life of the Notes and is payable upon maturity. The Company and the Lender entered into a Note Agreement, Security Agreement, Pledge Agreement and Registration Rights Agreement and the Company issued the Class A Notes and Class B Notes and the Warrant. (collectively known as the “Bridge Financing Agreements”) As of December 31, 2002, the balance outstanding to these Notes was $2.0 million and zero interest was accrued.

To facilitate granting a security interest for the Class A Notes, the Company formed a new subsidiary company (“PDT Co”), transferred its assets for photodynamic therapy (“PDT”) to PDT Co, including intellectual property, manufacturing rights and trademarks for lasers and disposable Optiguide® fibers, and pledged 100% of the shares of stock in PDT Co to the Lender. As additional security, the Company pledged the following unencumbered assets of Diomed Inc. to the Lender: equipment, inventory, accounts receivable, intellectual property, and cash deposit accounts. The Lender’s lien on the inventory is junior and subordinate to Axcan Pharma’s lien on inventory as collateral for the September 2001 Promissory Note in the amount of $936,000, so long as Axcan Pharma’s Promissory Note is outstanding.

The Company issued the Lender 100% warrant coverage or 8,333,333 Warrants based upon the $0.24 closing price of the Company’s Common Stock on December 26, 2002. The Warrants are exercisable for a period of five years, beginning six months from the Closing Date, at an exercise price of $0.26, which is 110% of the market price of the stock on December 26, 2002. If the Company, over the life of the Warrants, issues Common Stock or Common Stock equivalents at a price per share less than the $0.26 exercise price of the Warrants, the number of Warrants and the exercise price of the Warrants are adjustable to the lower price per share. In the event of a merger or reorganization, the Warrants are convertible into the kind and number of shares of Common Stock, other securities or property into which the Warrants would have been converted into if the Warrants had been converted into Common Stock based on the provisions of the merger or reorganization.

The Notes are convertible into Common Stock at the election of the Note Holder (s) upon the occurrence of : i) a financing transaction, ii) a liquidity event, iii) in a merger or reorganization, or iv) at any time during the life of the Notes at the election of at least 66 2/3% of the outstanding principal amount by the Note Holders. A financing transaction is defined as a debt or equity financing under which the Company issues Common Stock or equity securities convertible into Common Stock, and raises gross proceeds of at least $50,000 in any rolling 30-day period. A liquidity event is defined as i) any person or group other than a shareholder at the Closing Date that shall become the beneficial owner, either directly or indirectly, of capital stock representing 51% of voting control of the Company, ii) the sale of all or substantially all of the assets of the Company to one or more persons not an affiliate of the Company, or iii) the sale of the stock of PDT Co or the sale of all or substantially all of the business relating to photodynamic therapy products.

The Notes, including principal and accrued interest, are convertible into Common Stock at 80% of the Common Stock price, which is defined as : i) in the event of a financing transaction in which the Company issues Common Stock or Common Stock equivalents—the price per share of Common Stock or Common Stock equivalent (the weighted average if multiple financing transaction in a rolling 30-day period), ii) in the event of a financing transaction in which the Company does not issue Common Stock or Common Stock equivalents - the lower of the average of the closing price of the Common Stock for the fifteen business day period preceding the date of the public announcement of the financing transaction or the average of the closing price of the Common Stock for the fifteen day business period commencing the date after the date of the public announcement of the financing transaction, iii) in the event of a liquidity event in which any person or group other than a shareholder at the Closing Date becomes the beneficial owner, either directly or indirectly, of capital stock representing 51% of voting control of the Company – the price per share allocated to each share of Common Stock or Common Stock equivalent, iv) in the event of all other liquidity events—the lower of the average of the closing price of the Common Stock for the fifteen business day period preceding the date of the public announcement of the liquidity event or the average of the closing price of the Common Stock for the fifteen business day period commencing the date after the date of the public announcement of the liquidity event.

In the event of a merger or reorganization, the Notes, including principal and accrued interest, are convertible into the kind and number of shares of Common Stock, other securities or property into which the Notes would have been

DIOMED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

converted into if the Notes had been converted into Common Stock on the business day preceding the merger or reorganization.

Under the Registration Rights agreement, the Company agreed to notify the Lender (s) if the Company proposes to file certain future registration statements. The Company agreed to use its best efforts to include the registerable securities held by the Lender (s) in the registration statement, subject to certain defined limitations, if so requested by the Lender (s) within 30 days after receipt of said notice. The Lender (s) agreed to become subject to a “holdback period”, by which it does not effect a public sale of stock for a period of up to 180 days following the effective date of the registration statement, if so requested by a managing underwriter of the offering which is the subject of that registration statement.

The Notes and Warrants, on a pro rata basis to the Notes, are transferable in part or in whole by the Lender to one or more third parties, in accordance with all of the same terms granted the Lender by the Company. The Lender (s) may designate a member to the Company’s Board of Directors while the Notes are outstanding. The Company is required to obtain the advance approval by the Lender (s) for future financing transactions during the life of the Notes.

The Company may at its option call for redemption in whole or in part any of the Class A Notes, including principal and accrued interest, prior to the maturity of the Notes on January 1, 2004. No Class A Notes may be redeemed while any of the Class B Notes are outstanding. If fewer than all of the outstanding Class A Notes are to be redeemed, then all Class A Notes shall be partially redeemed on a pro-rata basis. If fewer than all outstanding Class B Notes are to be redeemed, then all Class B Notes shall be partially redeemed on a pro rata basis.

The Company will be in default if any of the following occurs: i) the Company fails to make payment of the principal and accrued interest by January 1, 2004 and the same continues for a period of two days, ii) any of the representations or warranties made by the Company in the Bridge Financing Agreements shall have been false or misleading in any material respect, iii) the Company fails to perform or observe in any material respect terms under the Bridge Financing Agreements and such failure is not cured within thirty days after written notice from the Lender (s), iii) the voluntary or judicial dissolution of the Company, iv) admission by the Company of its inability to pay its debts as they become due, iv) any default by the Company under any institutional indebtedness, and v) commencement of bankruptcy proceedings.

In accordance with Emerging Issues Task Force (EITF) 00-27, Application of EITF No.98-5 to Certain Convertible Instruments, the Company recorded a beneficial conversion feature in the amount of $2.0 million, which has been recorded as a debt discount to the Notes. The debt discount will be amortized over the term of the Notes through January 1, 2004, with full amortization of any remaining discount to occur if the Notes are converted to equity prior to the January 1, 2004 maturity date. Accordingly, Notes in the principal amount of $2.0 million were discounted to zero as of December 31, 2002 and zero amortization of the debt discount was recognized in the year ended December 31, 2002 as the corresponding amortization since December 27, 2002 was immaterial.

In connection with the bridge financing, the Company incurred $80,000 in related legal fees. As of December 31, 2002, these costs were capitalized as deferred financing costs and will be amortized to interest expense over the life of the Notes, such that the full amount of costs are amortized by the earlier of the maturity date of the Notes or by the month the Notes are converted into equity.

On March 18, 2003, Gibralt US, Inc. sold and transferred to three investors in a private transaction (i) $500,000 aggregate principal amount of Notes ($250,000 of which are Class A Notes and $250,000 of which are Class B Notes), and (ii) 2,083,334 warrants. Accordingly, after the taking effect of this transfer, Mr. Belzberg beneficially owned 6,249,999 warrants and $1,500,000 aggregate principal amount of Note ($750,000 of which are Class A Notes and $750,000 of which are Class B Notes).

f) Capital Equipment Leases

The leased assets included in property and equipment primarily include manufacturing equipment. The Company did not enter into any new capital equipment leases during the years ended December 31, 2001 and 2002. Depreciation expense for leased equipment during the years ended December 31, 2000, 2001 and 2002 was $67,160, $54,199 and $56,226, respectively.

A summary of the debt at December 31, 2002 is as follows :

	December 31, 2002 Current	December 31, 2002 Long-Term
Promissory notes payable	$445,208	$—
Non convertible debt	—	936,000
Related party convertible debt (face value)	—	2,000,000
Capital equipment leases	33,993	10,018

	$479,201	$2,946,018

DIOMED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

Future minimum debt payments for capital equipment leases, promissory notes and convertible notes required under these arrangements at December 31, 2002 are as follows:

	Capital Leases	Debt
2003	$44,190	$445,208
2004	12,520	2,936,000
2005	—	—
2006	—	—
2007	—	—
Thereafter	—	—

Total future minimum lease payments	56,710	$3,381,208

Less—Amount representing interest	(12,700)

Present value of future minimum lease payments	44,010
Less—Current portion of capital lease obligations	33,993

Capital lease obligations, net of current portion	$10,018

(9) INCOME TAXES

No provision for foreign, federal or state income taxes has been recorded, as the Company incurred net operating losses for all periods presented. The Company has U.S. federal and state net operating loss carryforwards of approximately $10.9 million at December 31, 2002 to reduce future federal income taxes, if any. These carryforwards expire through 2022 and are subject to review and possible adjustment by the Internal Revenue Service (IRS). The Company also has approximately $16.4 million of foreign net operating loss carryforwards at December 31, 2002 to reduce future foreign income taxes, if any. These carryforwards do not have an expiration date.

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

The approximate tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets primarily relate to net operating loss carryforwards and amount to approximately $7.7 million and $8.6 million as of December 31, 2001 and 2002, respectively. It is the Company’s objective to become a profitable enterprise and to realize the benefits of its deferred tax assets. However, in evaluating the realizability of these deferred tax assets, management has considered the Company’s short operating history, the volatility of the market in which it competes and the operating losses incurred to date, and believes that, given the significance of this evidence, a full valuation reserve against its deferred tax assets is required as of December 31, 2001 and 2002. The components of the Company’s deferred tax assets are approximately as follows:

	December 31,
	2001	2002
Net operating loss carryforwards	$7,605,793	$8,620,000
Other temporary differences	66,175	255,000
Valuation allowance	(7,671,968)	(8,875,000)

Net deferred tax asset	$—	$—

(10) STOCKHOLDERS’ EQUITY

(a) Capitalization of Diomed, Inc.

Effective March 15, 2001, the authorized capital stock of Diomed, Inc., the principal operating subsidiary of the Company, was increased to 43,500,000 shares, consisting of 40,000,000 shares of common stock, $0.001 par value per share and 3,500,000 shares of preferred stock, $0.01 par value per share, all of which are designated Series A convertible preferred stock (Series A Preferred Stock).

(b) Sale of Series A Preferred Stock by Diomed, Inc.

From March through May 2001, Diomed, Inc. sold an aggregate of 2,725,000 shares of Series A Preferred Stock for $1.00 per share, which resulted in gross proceeds of $2,725,000.

The Series A Preferred Stock had the following rights, preferences and privileges:

Voting

Each share of Series A Preferred Stock entitled the holder thereof to such number of votes equal to the number of shares of common stock into which each share was then convertible. The holders, collectively, by a two-thirds vote, had the right to elect three members to the Company’s Board of Directors and could have assigned such

DIOMED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

rights to the lead investor. Also, the holders were required, by a two-thirds vote, to approve matters pertaining to corporate governance and structure, dividends, sale or redemption of securities or instruments convertible to securities, a merger or consolidation, and sale, lease or disposal of all or substantially all of the Company’s assets. In addition, until the effective date of a qualifying initial public offering or private equity offering of common stock at a price per share of at least $5.00, resulting in gross proceeds of at least $15 million, the Company was not to incur any debt, make any acquisitions or strategic investments or enter into any contracts or payment obligations that committed the Company to $250,000 or more in aggregate without the approval of the Board of Directors, including the three members elected by the holders.

Dividends

The holders of Series A Preferred Stock were entitled to receive non-cumulative 10% dividends annually, when and if declared by the Company’s Board of Directors.

Liquidation Preference

Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the holders of each share of Series A Preferred Stock were entitled to receive an amount equal to the greater of (i) $1.00 per share, subject to adjustment, plus any declared but unpaid dividends or (ii) such amount per share of Series A Preferred Stock as would have been payable had each share been converted to common stock.

Voluntary Conversion

Each share of Series A Preferred Stock was convertible, at the option of the holder thereof, into two shares of common stock, subject to adjustment, as defined.

Automatic Conversion

Each share of Series A Preferred Stock was automatically convertible into shares of common stock at the then effective conversion price, upon written election of at least two-thirds of the then outstanding Series A Preferred Stock, merger or consolidation, as defined, or upon the closing of a qualifying initial public offering at a price per share of at least $5.00, resulting in gross proceeds of at least $15,000,000.

Call Option

On or prior to October 31, 2001 or the earlier merger or consolidation of the Company, as defined, two holders of Series A Preferred Stock could have required the Company to sell up to 1,000,000 shares of Series A Preferred Stock at a price per share equal to $1.00, subject to adjustment, as defined. The Company recorded the fair value of the call option and related beneficial conversion feature, totaling an aggregate of $423,180, in the accompanying statement of stockholders’ equity (deficit). Effective October 31, 2001, the call option terminated.

(c) Capitalization of Diomed Holdings, Inc.

Effective February 14, 2002, the authorized capital stock of the Company was 80,000,000 shares of common stock, par value $0.001 per share, and 5,000,000 shares of preferred stock, par value $.001 per share, of which 4,300,000 shares were designated Class A Convertible Preferred Stock (referred to as “Old Class A Stock”).

(d) Issuance of Diomed Holdings, Inc. Class A Convertible Preferred Stock (“Old Class A Stock”) in Diomed Merger

On February 14, 2002, Diomed Acquisition Corp. (“Acquisition”), a Delaware corporation and a wholly-owned subsidiary of Diomed Holdings, Inc., a Nevada corporation formerly known as Natexco Corporation, merged with and into Diomed, Inc. pursuant to an Agreement and Plan of Merger, dated as of January 29, 2002.

Pursuant to the Diomed Merger Agreement, Diomed Holdings Nevada issued:

•	2,328,922.50 shares of its Old Class A Stock to the former holders of Diomed, Inc. common stock in exchange for 9,315,690 shares of common stock of Diomed, Inc. issued and outstanding as of the effective time of the Diomed Merger, which 2,328,922.50 shares were convertible into 9,315,690 shares of Diomed Holdings Nevada common

DIOMED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

  stock, and

•	1,362,500 of its Old Class A Stock to the former holders of 2,725,000 shares of Diomed, Inc. Series A Preferred Stock issued and outstanding as of the effective time of the Diomed Merger, which 1,362,500 shares were convertible into 5,450,000 shares of Diomed Holdings Nevada common stock.

(e) Migratory Merger of the Company; Recapitalization of the Company

In April 2002, the board of directors of the Company determined that it was in the best interests of the Company and its stockholders for the Company to change its state of incorporation from Nevada to Delaware. At a stockholders meeting on May 13, 2002 to consider the proposed reincorporation, the stockholders granted their approval, and the reincorporation was effected by the merger of the Company into a newly-formed Delaware corporation (referred to as the “Migratory Merger”), which occurred on that same date. As a result of the Migratory Merger, each share of common stock of Diomed Holdings Nevada outstanding as of the date of the consummation of the Migratory Merger was converted into one share of Common Stock, and each share of Old Class A Stock was converted into four shares of Class A Convertible Preferred Stock of the Company (referred to as the “Convertible Preferred Stock”). The rights and privileges of the Common Stock and the Convertible Preferred Stock are virtually identical to the common stock of Diomed Holdings Nevada and the Old Class A Stock, other than the one for four exchange of shares of Old Class A Stock for shares of Convertible Preferred Stock, and a reduction in the number of votes from four votes per share for Old Class A Stock to one vote per share for Convertible Preferred Stock.

In connection with the Migratory Merger, the Company assumed the obligations of Diomed Holdings Nevada with respect to Diomed Holdings Nevada’s outstanding stock options and warrants (formerly the Diomed stock options and warrants).

As a result of the Migratory Merger, the directors and officers of Diomed Holdings Nevada became the directors and officers of the Company.

The Convertible Preferred Stock has the following rights, preferences and privileges:

Voting

Each share of Convertible Preferred Stock shall entitle the holder thereof to such number of votes equal to the number of shares of common stock into which each share is then convertible. The holders of the Convertible Preferred Stock shall each be entitled to vote the number of votes equal to the number of shares of the Common Stock into which such shares are to be converted. Any matter as to which the holders of Common Stock are entitled to vote shall require the affirmative vote of the holders of a majority of the issued and outstanding shares of Convertible Preferred Stock, voting as one class.

The affirmative vote of the holders of a majority of the issued and outstanding shares of the Convertible Preferred Stock voting as a separate class, shall be required to change the powers, preferences or special rights of the shares of the Convertible Preferred Stock in relation to the shares of the Common Stock.

Liquidation Preference

Upon any liquidation, dissolution or winding-up of the Company or sales, lease, exchange or other disposition of all or substantially all of the Company’s assets, the holders of each share of Convertible Preferred Stock and the Common Stock shall be entitled to receive pro rata an amount equal to the entire assets and funds legally available for distribution.

Negative Covenants

So long as 250,000 shares of the Convertible Preferred Stock remain issued and outstanding (appropriately adjusted to take account of any stock split, stock dividend, combination of shares, or the like), the Company shall not, without first having obtained the affirmative vote or written consent of the holders of at least two-thirds of the shares of the Preferred Stock at the time issued and outstanding to:

(a)	create, authorize or issue any other class or series of capital stock of the Company senior to or on parity

DIOMED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

with the Convertible Preferred Stock in any respect, or increase the number of authorized shares of any such class or series of capital stock, or increase the authorized number of shares of the Convertible Preferred Stock;

(b)	create, authorize or issue any bonds, notes or other securities convertible into, exchangeable for, or evidencing the right to purchase shares of any class or series of capital stock of the Company senior to or on parity with the Convertible Preferred Stock in any respect;

(c)	pay a dividend on or repurchase any shares of capital stock of the Company, other than as necessary to satisfy the terms of the Convertible Preferred Stock, or repurchases of shares of Common Stock issued pursuant to stock purchase or stock option plans or subject to stock repurchase agreements under which the Company has the option to repurchase such shares upon the occurrence of certain events, including the termination of employment;

(d)	merge with or into or consolidate with any other Company, or sell, lease, or otherwise dispose of all or substantially all of its properties or assets, or voluntarily liquidate, dissolve or wind up;

(e)	amend or repeal the Articles of Incorporation or By-laws in any manner that adversely affects the rights of the holders of the Convertible Preferred Stock;

(f)	reclassify any securities of the Company that are junior to the Preferred Stock into securities that are senior to or on parity with the Convertible Preferred Stock in any respect;

(g)	incur any debt in excess of $1,000,000 secured by assets of the Company or its subsidiaries other than debt to a commercial bank or other lending institution which is secured solely by accounts receivable and/or inventory; or

(h)	substantially alter the nature of the business of the Company from that carried on as of the date of initial original issue of shares of the Convertible Preferred Stock.

Automatic Conversion

All of the outstanding shares of the Convertible Preferred Stock shall automatically convert into Common Stock on a one-to-one share basis, as follows:

(i) on the date which is the last day of the second month, (referred to as the “Benchmark Month”) after the effectiveness of a registration statement filed by the Company with the Securities and Exchange Commissions with respect to the shares of Common Stock into which the Convertible Preferred Stock is convertible, 5% of the shares of the Convertible Preferred Stock shall automatically convert into Common Stock;

(ii) thereafter, subject to the following clause (iii), on the last day of each of the following 23 months, an additional 5% of the shares of Convertible Preferred Stock shall likewise automatically convert into Common Stock; and

(iii) in all events, and whether or not the SEC has declared the Company’s registration statement effective, on the last day of the 24th month after the month during which the Diomed Merger became effective, the balance of the Convertible Preferred Stock not theretofore converted into Common Stock shall automatically be converted into Common Stock.

In the reverse merger, the Diomed, Inc. Common Stock shareholders received 2,328,922.50 shares of Diomed Holdings, Inc. Class A Convertible Preferred Stock in exchange for their 9,315,690 shares of Diomed, Inc. Common Stock. Based on a conversion factor of “1 to 4”, the 2,328,922.50 shares of Diomed Holdings, Inc. Class A Convertible Preferred Stock were convertible into 9,315,690 shares of Diomed Holdings, Inc. Common Stock. Pursuant to the migratory merger and recapitalization on May 13, 2002, the Diomed Holdings, Inc. Class A Convertible Preferred Stock and Common Stock shares were recapitalized on a one-to-four-share basis such that the 2,328,922.50 shares of Class A Stock became 9,315,690 shares of Class A Stock.

DIOMED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

In the reverse merger, the Diomed, Inc. Series A Preferred Stock shareholders received 1,362,500 shares of Diomed Holdings, Inc. Class A Convertible Preferred Stock in exchange for their 2,725,000 shares of Diomed, Inc. Series A Preferred Stock. Based on a conversion factor of “1 to 4”, the 1,362,500 shares of Diomed Holdings, Inc. Class A Convertible Preferred Stock were convertible into 5,450,000 shares of Diomed Holdings, Inc. Common Stock. Pursuant to the migratory merger and recapitalization on May 13, 2002, the Diomed Holdings, Inc. Class A Convertible Preferred and Common Stock shares were recapitalized on a one-to-four-share basis such that the 1,362,500 shares of Class A Stock became 5,450,000 shares of Class A Stock.

As of May 13, 2002, the Company had authorized 20,000,000 shares of Preferred Stock, including 18,000,000 shares of Class A Convertible Preferred Stock, $0.001 par value, of which 14,765,690 shares are outstanding, and 2,000,000 shares of undesignated shares of Preferred Stock, $.001 par value, of which zero shares are outstanding.

On August 5, 2002, the Company and QLT entered into an agreement pursuant to which the Company issued to QLT, and QLT accepted from the Company, a total of 696,059 shares of Convertible Preferred Stock to both resolve the dispute as to the First Promissory Note and fully satisfy the Company’s obligations under the Second Promissory Note. (See Note 8a).

On December 31, 2002, according to the Class A Convertible Preferred Stock Certificate of Designation, monthly conversions of the Company’s Class A Convertible Preferred Stock (“Class A Stock”) began converting into Common Stock at the rate of 5% of the initial shares of the Class A Stock or 773,087 shares, and will continue to occur on the last day of each month during the period from January 2003 through January 2004. The remaining 4,638,531 shares of Class A Stock will convert in February 2004.

As of December 31, 2002, the Company had authorized 20,000,000 shares of Preferred Stock, $0.001 par value, of which 14,688,662 shares are outstanding.

Because the board of directors determined that the effect of the incremental conversion of Class A Stock into common stock would impair the Company’s ability to procure additional equity investments, pursuant to its discretion under the terms of the Class A Stock, the board determined to cause the remaining outstanding shares of Class A Stock to convert into common stock on March 31, 2003.

(f) Common Stock

Pursuant to the Stock Purchase and Recapitalization Agreement, dated March 5, 2001, the Company converted $2,475,000 in 9% convertible subordinated notes to equity and issued 2,475,000 shares of common stock at $1.00 per share. (see Note 7)

Between August and November 2000, the Company issued 815,865 shares of its common stock at a price of $3.50 per share, together with warrants to purchase 1,387,294 shares of common stock at a price of $3.50 per share, in private placements resulting in net proceeds of approximately $2.8 million. Pursuant to the Stock Purchase and Recapitalization Agreement, dated March 5, 2001, substantially all of the purchasers of common stock from August and November 2000 elected to accept the Company’s offer to exchange the shares and warrants they originally acquired (773,941 and 1,345,370, respectively) for 2,708,793 shares of common stock. This recapitalization yields an effective purchase price of $1.00 per share.

In February 2002, the Company issued 5,000,000 shares of its Common Stock, $0.001 par value per share, at a price of $2.00 per share in a private placement financing in connection with the Diomed Merger, resulting in proceeds net of offering costs of $7.9 million.

After the Migratory Merger on May 13, 2002, the Company had authorized 80,000,000 shares of Common Stock, $0.001 par value, of which 14,200,000 shares are outstanding (excluding securities which may be converted into or exercisable for Common Stock), having been automatically issued to the holders of the Common Stock issued by Diomed Holdings Nevada by virtue of the Migratory Merger.

As per the Merger agreement, the Company is obligated to use its best efforts to file a registration statement with the Securities Exchange Commission to register for resale its common shares that it issued in the private placement offering and those of its common shares that it issued to the Company’s former stockholders, and to cause the registration statement to be declared effective. In the event that the Company fails to file or cause the registration statement to be declared effective within 240 days of completing the Merger, or remain effective through the first anniversary of the Merger, the Company will be required to issue additional shares of its common stock, up to a maximum of 4% of the shares held by each of the February 2002 private placement investors. On October 24, 2002, the Company received approval of its registration statement by the Securities and Exchange Commission and accordingly issued the February 2002 private placement investors an additional aggregate of 50,000 shares of Common Stock.

On October 24, 2002, the Company’s registration statement was declared effective by the Securities and Exchange Comission.

On December 31, 2002, according to the Class A Convertible Preferred Stock Certificate of Designation, monthly conversions of the Company’s Class A Convertible Preferred Stock (“Class A Stock”) began converting into Common Stock at the rate of 5% of the initial shares of the Class A Stock or 773,087 shares, and will continue to occur on the last day of each month during the period from January 2003 through January 2004. The remaining 4,638,531 shares of Class A Stock will convert in February 2004.

DIOMED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

As of December 31, 2002, the Company had authorized 80,000,000 shares of Common Stock, $0.001 par value, of which 15,023,087 shares are outstanding.

Because the board of directors determined that the effect of the incremental conversion of Class A Stock into common stock would impair the Company’s ability to procure additional equity investments, pursuant to its discretion under the terms of the Class A Stock, the board determined to cause the remaining outstanding shares of Class A Stock to convert into common stock on March 31, 2003. As of March 31, 2003, the Company will have 29,711,749 shares of common stock outstanding.

(g) Stock Options

In November 1998 and May 2001, the Company’s Board of Directors approved the 1998 Incentive Plan (the 1998 Plan) and the 2001 Stock Option Plan (the 2001 Plan) (collectively, the Plans), respectively, permitting the granting of stock options to employees, directors, consultants and advisors, which may be either incentive stock options or nonqualified options and stock awards. The Board has reserved 750,000 and 1,750,000 shares of Common Stock for issuance under the 1998 Plan and the 2001 Plan, respectively.

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

A summary of stock option activity is as follows:

	Range of Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding, December 31, 1999	2.24–8.23	704,078	4.89
Granted	3.50	172,738	3.50
Forfeited	2.24–8.23	(36,176)	6.46

Outstanding, December 31, 2000	2.24–8.23	840,640	4.37
Granted	1.25–2.25	1,056,653	1.33
Forfeited	3.50–6.36	(123,553)	2.75

Outstanding, December 31, 2001	1.25–8.23	1,773,740	2.65

Granted	.34–5.35	450,200	2.35
Forfeited	1.25-8.23	(620,655)	2.87

Outstanding, December 31, 2002	$0.34–8.23	1,603,285	$2.90

Exercisable, December 31, 2000	$2.24–8.23	680,621	$4.59

Exercisable, December 31, 2001	$1.25–8.23	911,537	$3.83

Exercisable, December 31, 2002	$0.34–8.23	1,150,115	$3.49

As of December 31, 2002, 1,375,094 options were available for future grants under the Plans, including 491,934 options under the 1998 Plan and 883,160 options under the 2001 Plan. However, the Company in the years ended December 31, 2001 and 2002, has granted options only under the 2001 Plan and does not intend to grant options under the 1998 Plan in the foreseeable future.

DIOMED HOLDINGS, INC.

The following table summarizes information relating to currently outstanding and exercisable options as of December 31, 2002.

OUTSTANDING			EXERCISABLE
Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 0.34–2.00	740,880	8.8	$1.18	365,509	$1.33
2.25–3.54	429,205	4.7	2.85	376,406	2.87
4.00–6.56	417,200	4.1	5.80	392,200	5.90
8.05–8.23	16,000	3.2	8.14	16,000	8.14

	1,603,285		$2.90	1,150,115	$3.49

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the applicable period:

	December 31,
	2000	2001	2002
Risk-free interest rate	5.78–6.68%	3.53–4.76%	1.84–4.74%
Expected dividend yield	—%	—%	—%
Expected lives	5 years	5 years	5 years
Expected volatility	70%	70%	75%
Weighted average grant date fair value per share	$0.95	$0.78	$1.05
Weighted average remaining contractual life of options outstanding	6.4 years	7.9 years	6.9 years

DIOMED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

h) Issuance of Stock Options to Consultants

In August 2001, the Company granted fully exercisable options to purchase 60,000 shares of common stock at an exercise price per share equal to $2.25 to two consultants in exchange for marketing services. The Company recorded the fair value of such options, based on the Black-Scholes option pricing model, as stock-based compensation expense totaling $55,000 in the accompanying statement of operations for year ended December 31, 2001.

In fiscal 2002, the Company granted fully exercisable options to purchase 2,700 shares of common stock at exercise prices per share in the range of $0.55 to $2.87 to the above-mentioned consultants in exchange for marketing services. The Company recorded the fair value of such options, based on the Black-Scholes option pricing model, as stock-based compensation expense totaling $1,743 in the statement of operations for year ended December 31, 2002.

In April 2002, the Company entered into an agreement with The Investor Relations Group, Inc., referred to as IRG, for investor relations and public relations services. In connection therewith, the Company granted to IRG Options to purchase up to 150,000 shares of Class A Stock at an exercise price of $5.35 per share. These Options were not granted under the 2001 Plan, but are subject to the terms and conditions of the 2001 Plan as if granted thereunder. Any unvested Options would be cancelled upon the termination of the IRG agreement. The Company calculated the fair value of these Options, based on the Black-Scholes option pricing model.

In November 2002, the Company terminated its agreement with IRG. In accordance with the agreement, IRG owns 43,750 Options that are exercisable until November 2004. In the statement of operations for the year ended December 31, 2002, the Company recorded stock-based compensation expense in the amount of $80,586 related to the vested Options.

i) Warrants

A summary of warrant activity is as follows:

	Range of Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Outstanding, December 31, 2001	2.00–3.50	111,924	2.56	1.6
Granted to stockholders	2.00	10,000	2.00	0.5
Granted to related party	0.26	8,333,333	0.26	5.5
Forfeited	—	—	—	—

Outstanding, December 31, 2002	$0.26–3.50	8,455,257	$0.29	5.4 years

DIOMED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

11) VALUATION AND QUALIFYING ACCOUNTS

A summary of the allowance for doubtful accounts is as follows:

	December 31,
	2000	2001	2002
Allowance for doubtful accounts:
Balance, beginning of period	$7,000	$300,000	$217,473
Provision for doubtful accounts	293,000	207,240	116,452
Write-offs	—	(289,767)	(25,780)

Balance, end of period	$300,000	$217,473	$308,145

12) SEGMENT REPORTING

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

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions on how to allocate resources and assess performance. The Company’s chief decision making group, as defined under SFAS No. 131, is the Executive Management Committee.

The Company’s reportable segments are determined by product type: laser systems and fibers and other accessories. The accounting policies of the segments are the same as those described in Note 2. The Executive Management Committee evaluates segment performance based on revenue. Accordingly, all expenses are considered corporate level activities and are not allocated to segments. Also, the Executive Management Committee does not assign assets to its segments.

This table presents revenues by reportable segment:

	Years Ended December 31,
	2000	2001	2002
Laser systems	$8,901,906	$5,898,530	$3,443,228
Fibers, accessories and service	522,608	1,833,000	2,113,211

Total	$9,424,514	$7,731,530	$5,556,439

DIOMED HOLDINGS, INC.

The following table represents percentage of revenues by geographic destination:

	Years Ended December 31,
	2000	2001	2002
North America	33%	49%	55%
Asia/Pacific	30%	25%	23%
Europe	33%	24%	19%
Other	4%	2%	3%

Total	100%	100%	100%

The following table represents long-lived assets by geographic location:

	December 31,
	2001	2002
North America	$1,417,681	$1,175,410
Europe	1,382,536	1,131,437

Total	$2,800,217	$2,306,846

(13) COMMITMENTS

(a) Leases

The Company leases certain equipment and office facilities under noncancelable operating and capital leases that expire at various dates through 2014. The Company’s building lease at its subsidiary in the United Kingdom is a 25-year lease through 2024. However, the Company has an option, at its election, to terminate the lease agreement after 15 years in 2014. If the Company chooses not to exercise this option, the lease agreement continues for the remaining 10 years through 2024. The Company’s building lease at its headquarters in the US is through June 2004. Total rent expense under these operating lease agreements for the years ended December 31, 2000, 2001 and 2002, was $454,529, $473,247, and $496,539, respectively.

DIOMED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

Future minimum payments required under these operating leases at December 31, 2002 are as follows:

Operating Leases
2003	$533,461
2004	510,067
2005	486,673
2006	486,673
2007	486,673
Thereafter	3,082,260

Total operating lease	$5,585,807

(b) Litigation

From time to time, the Company is involved in legal and administrative proceedings and claims of various types. While any litigation contains an element of uncertainty, management, in consultation with the Company’s general counsel, presently believes that the outcome of each such other proceedings or claims which are pending or known to be threatened, or all of them combined, will not have a material adverse effect on the Company.

On October 22, 2001, a plaintiff filed an action against the Company, alleging that the Company disclosed certain trade secret information. The plaintiff seeks compensatory and punitive damages in an unspecified amount and an injunction against further disclosures. The Company moved to dismiss the action and compel arbitration. An order granting our motion for arbitration was entered by the court on May 22, 2002, and accordingly, the dispute will be referred to arbitration. The court also stayed proceedings on other issues not subject to arbitration. Management believes that this claim will not have a material adverse effect on the Company’s consolidated financial position or results of operations. Due to the uncertainty of the outcome, no accrual for a liability has been recorded for the year ended December 31, 2002.

(14) MERGER AND PRIVATE OFFERING OF COMMON STOCK

On February 14, 2002, Diomed Acquisition Corp. (“Acquisition”), a Delaware corporation and a wholly-owned subsidiary of Diomed Holdings, Inc., a Nevada corporation formerly known as Natexco Corporation (the “Parent”) merged with and into the Company pursuant to an Agreement and Plan of Merger, dated as of January 29, 2002. In the merger (the “Merger”) that occurred under the Agreement and Plan of Merger, the stockholders of the Company received shares of Parent. As a condition to the Merger, Parent raised gross proceeds of $10,000,000 in a private offering of shares of its common stock. The shares issued in the private offering were not subject to refund, redemption or rescission and, accordingly, were included as a component of stockholders’ equity, net of the applicable costs. The merger agreement provides that the proceeds of that offering will be available to the Company for payment of its existing obligations and, subject to the approval of its board of directors, certain future expenses, including the financing of product developments and acquisitions. Parent is obligated to use its best efforts to file a registration statement with the Securities Exchange Commission to register for resale its common shares that it issued in the private offering and those of its common shares that it issued to the Company’s former stockholders and to cause the registration statement to be declared effective. In the event that the Parent fails to file or cause the registration statement to be declared effective within 240 days of completing the Merger, or remain effective through the first anniversary of the Merger, the Parent will be required to issue additional shares of its common stock, up to a maximum of 4% of the shares held by each party subject to the agreement.

After the Merger, the Company’s former stockholders own approximately 51% of the issued and outstanding shares of Parent (in terms of common share equivalents). The shares of Parent into which the shares of the Company’s existing common stock and the Old Class A Stock were converted in the Merger and were thereafter automatically convertible into Parent’s common stock in installments beginning 60 days after Parent’s registration statement was to become effective and continuing, unless interrupted under certain circumstances, until the second anniversary of the Merger, at which time all such shares were automatically convertible into shares of Parent’s common stock.

The Merger was accounted for as a recapitalization. The historical records of the Company are the historical records of Parent. Following the Merger, the business conducted by Parent is the business conducted by Diomed prior to the Merger.

Costs of approximately $2.1 million related to the issuance of Parent’s shares in the private placement financing and to its preparation and negotiation of the documentation for the Merger were paid by the Company at the closing of the Merger and subsequent to the Merger. These costs were offset against paid-in-capital within stockholders equity in the year ended December 31, 2002.

The audited operating results for Natexco Corporation for the year ended December 31, 2001 are as follows:

December 31, 2001
Revenue	$0
Total loss from discontinued operations	$21,439
Net Loss	$(54,484)
Net loss to common stockholders (less than $0.01 per share)	—