Form 10KSB/A
period 2002-12-31
DIOMED HOLDINGS INC
filed 2003-04-30
CIK 1074874

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [    ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [X]

Revenues for the fiscal year ended December 31, 2002 were $5,556,000.

The aggregate market value of the voting Common Stock, par value $.001 per share, held by nonaffiliates of the Registrant as of March 21, 2003 was approximately $1,605,000 (based on a total of 13,377,390 shares of Common Stock held by nonaffiliates and the closing price of $0.12 per share on the American Stock Exchange on March 21, 2003, and excluding securities convertible into Common Stock).

As of March 21, 2003, the Registrant had outstanding 16,569,261 shares of Common Stock, par value $0.001 per share (excluding securities which, subject to applicable conditions, are convertible into shares of Common Stock, as described in Part II, Item 5 of this Annual Report). Pursuant to its discretion under the terms of the Class A Convertible Preferred Stock, par value $0.001 per share, the board determined to cause all of the outstanding shares of Class A Stock to convert into common stock as of March 31, 2003. As a result, the 13,142,488 shares of Class A Stock outstanding immediately prior to the opening of business on March 31, 2003 were automatically converted into common stock on March 31, 2003. After this accelerated conversion occurred, there were 29,711,749 shares of common stock outstanding and no Class A Stock outstanding.

The purpose of this amended annual report on Form 10-KSB/A is to include information required in Part III hereof. When the Company’s 2002 annual report was initially filed on March 31, 2003, we incorporated this information by reference to the Company’s proxy statement, to be filed in connection with the Company’s 2003 annual meeting of stockholders. The Company anticipates filing this proxy statement in May 2003, and accordingly, is including the information in Part III to ensure timely disclosure of that information.

DIOMED HOLDINGS, INC. AND SUBSIDIARIES

Annual Report on Form 10-KSB/A

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

As part of the business strategy of the Company’s new management, we are implementing a number of critical initiatives to strengthen the financial viability of the Company. In April 2003, we engaged an investment banking firm (with which we have no prior relationship) to act as our exclusive financial advisor. This firm will provide advice relating to our capital structure and will explore raising additional capital through an equity financing transaction. Our success in achieving these objectives cannot be assured. Because the board of directors determined that the effect of the incremental conversion of Class A Stock into common stock would impair the Company’s ability to procure additional equity investment, pursuant to its discretion under the terms of the Class A Stock, the board determined to cause all of the outstanding shares of Class A Stock to convert into common stock as of March 31, 2003.

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

In December 2002, the Company completed a $2.0 million bridge financing, provided by an affiliated shareholder, in the form of convertible Notes due January 1, 2004. To fund its operations in 2003, the Company will need to complete an additional debt or equity financing or put in place a credit facility to supplement the Company’s commercialization of EVLT™. The Company anticipates it will have access to additional funding sources from affiliated shareholders and new private and institutional investors. In April 2003, the Company appointed an investment banking firm (with which the Company has no prior relationship) as its exclusive financial advisor to provide advice relating to the Company’s capital structure and to explore raising additional capital through an equity financing. The Company anticipates completing a financing transaction by the end of the second quarter of 2003. The Company will require the proceeds of any such financing, together with its current cash resources, to continue as a going concern, and will use these proceeds to fund its operations and commercialize its products in 2003. However, additional financing may not be available on acceptable terms or at all. The inability to obtain additional financing would cause the Company to reduce or cease operations, sell all or a portion of its assets, seek a sale of the Company or enter into a business combination with a third party. As a result of additional financing needed to support operations in 2003, the Company received the report of its independent certified public accountants, relating to the Company’s 2002 financial statements, which contains an explanatory paragraph stating substantial doubt about the Company’s ability to continue as a going concern.

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

1Other than the warrants issued on December 27, 2002, which are exercisable for common stock, the foregoing options and warrants were when issued exercisable for Class A Stock, which in turn was convertible into shares of common stock. Because the Class A Stock was converted into common stock as of March 31, 2003, these warrants are now exercisable for common stock. All references herein to the numbers of options and warrants are on an as-converted basis, unless stated otherwise or unless the context clearly indicates otherwise.

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

Our authorized capital stock consists of 80,000,000 shares of common stock, par value $.001 per share, and 20,000,000 shares of preferred stock, par value $.001 per share, of which we have designated 18,000,000 shares as shares of Class A Stock. As of March 21, 2003, there were 16,569,261 shares of common stock issued and outstanding,2 and 13,142,488 shares of Class A Stock issued and outstanding (which are convertible into 13,142,488 shares of common stock). As of March 21, 2003, there were also outstanding options to purchase up to 2,498,215 shares of common stock, including 800,000 stock options granted to James A. Wylie, Jr. in January 2003 upon his joining the Company as president, chief executive officer and a director. As of March 21, 2003, there were warrants to purchase up to 8,455,257 shares of common stock, and convertible notes in the aggregate principal amount of

2 Prior to the Merger, there were 9,200,000 shares of common stock issued and outstanding. In connection with the Merger, on February 14, 2002, we issued an additional 5,000,000 shares of common stock to 46 investors in a private placement offering for $2.00 per share. Under the terms of our February 14, 2002 private placement agreement we issued a total of an additional 50,000 shares of common stock to these 46 investors on a pro rata basis as of November 1, 2002. On December 30, 2002, there were 15,461,749 shares of Class A Stock issued and outstanding. Of these shares, a total of 2,319,261 automatically converted into common stock on December 31, 2002, January 31, 2003 and February 28, 2003. Because the board of directors determined that the effect of the incremental conversion of Class A Stock into common stock would impair the Company’s ability to procure additional equity investment, pursuant to its discretion under the terms of the Class A Stock, the board determined to cause all of the outstanding shares of Class A Stock to convert into common stock as of March 31, 2003. As a result, the remaining 13,142,488 of Class A Stock outstanding immediately prior to the opening of business on March 31, 2003 were automatically converted into common stock on March 31, 2003. After this accelerated conversion occurred, there were 29,711,749 shares of common stock outstanding and no Class A Stock outstanding. For further details, see “Description of Securities - Preferred Stock.”

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

The terms of the Class A Stock provided that the board of directors could change the conversion provisions of the Class A Stock under the following circumstances:

•	prior to the end of February 2003, if we had determined to make a private or public offering of our common stock or securities convertible into common stock to raise capital or to make an acquisition, the board of directors may postpone further conversion of Class A Stock for a period the board decides in good faith, up to the end of February 2004;

•	prior to the end of February 2004, if we had combined with another entity whose equity securities are registered under the Exchange Act, the board of directors could replace the current conversion provisions for the Class A Stock with other provisions, so long as the business combination is approved by the board, the new provisions apply equally to all shares of Class A Stock and are not less favorable than the current conversion provisions for the rate and amount of conversion;

•	after the end of February 2003, the board of directors could accelerate the rate of conversion or increase the amount of shares of Class A Stock being converted, so long as the change applies equally to all shares of Class A Stock (as noted below, pursuant to this provision, all Class A Stock automatically converted into common stock as of March 31, 2003); and

•	after the end of February 2003, the board could establish performance objectives as a condition to implementing changes which accelerate the rate of conversion or increase the amount of shares to be converted, so long as these changes apply equally to all shares of Class A Stock.

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

In December 2002, the Company completed a $2.0 million bridge financing, provided by an affiliated shareholder, in the form of convertible Notes due January 1, 2004. To fund its operations in 2003, the Company will need to complete an additional debt or equity financing or put in place a credit facility to supplement the Company’s commercialization of EVLT™. The Company anticipates it will have access to additional funding sources from affiliated shareholders and new private and institutional investors. In April 2003, the Company appointed an investment banking firm (with which the Company has no prior relationship) as its exclusive financial advisor to provide advice relating to the Company’s capital structure and to explore raising additional capital through an equity financing. The Company anticipates completing a financing transaction by the end of the second quarter of 2003. The Company will require the proceeds of any such financing, together with its current cash resources, to continue as a going concern, and will use these proceeds to fund its operations and commercialize its products in 2003. However, additional financing may not be available on acceptable terms or at all. The inability to obtain additional financing would cause the Company to reduce or cease operations, sell all or a portion of its assets, seek a sale of the Company or enter into a business combination with a third party. As a result of additional financing needed to support operations in 2003, the Company received the report of its independent certified public accountants, relating to the Company’s 2002 financial statements, which contains an explanatory paragraph stating substantial doubt about the Company’s ability to continue as a going concern. We had cash of approximately $1.9 million as of December 31, 2002 and approximately $323,000 as of December 31, 2001.

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

Part III

Item 9.     Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following tables set forth certain information concerning our executive officers and directors serving as of March 21, 2003. For information about ownership of our common stock by the officers and directors named below, see “Security Ownership of Certain Beneficial Owners and Management.”

Name	Age	Positions and Offices with the Company

Geoffrey Jenkins	51	Director (Chairman; Compensation Committee Chairman)

Sam Belzberg	75	Director

Gary Brooks	69	Director

Peter Norris	48	Director

Peter Klein	49	Director

James A. Wylie, Jr.	64	Director, President and Chief Executive Officer

Kim Campbell	56	Director

David Swank	45	Director (Audit Committee Chairman)

Kevin Stearn	43	General Manager, Diomed Ltd

Lisa M. Bruneau	36	Vice President, Finance; Secretary and Treasurer

All directors of the Company were elected to hold office until our 2003 Annual Meeting of Stockholders or special meeting in lieu thereof (and thereafter until their successors have been duly elected and qualify). None of the persons named above are related by blood, marriage or adoption to any of the Company’s other directors or executive officers. Executive officers are elected annually by the board of directors and serve at the discretion of the board, and in the case of Mr. Wylie, pursuant to an employment agreement described below.

The following information regards the Company’s directors:

Geoffrey Jenkins, Director (Chairman; Chairman of Compensation Committee): Mr. Jenkins has been a director of Diomed since 2001, a director of the Company since the February 2002 Merger and chairman of the board of directors of the Company since January 2003. Mr. Jenkins has over twenty-five years of experience in building consumer and professional healthcare companies. In 2000, he founded and became the president of UV-Solutions, LLC, a product development company. From 1998 to 2000, Mr. Jenkins held the positions of chief operating officer and then president of MDI Instruments, which was acquired by Becton Dickinson in 1999. MDI Instruments developed and marketed diagnostic devices for the healthcare market. Mr. Jenkins holds a BS and BA from Clarkson University, awarded in 1976.

Sam Belzberg, Director: Mr. Belzberg has been a director of Diomed since 2001 and a director of the Company since the February 2002 Merger. During the past five years and prior thereto, Mr. Belzberg has principally been the president of Gibralt Capital Corporation, a Canadian private investment company which Mr. Belzberg founded. Gibralt Capital and its affiliates hold equity interests in several private and public operating companies, as well as significant real estate holdings. Mr. Belzberg is a director of Education Lending, of Del Mar, California, e-Sim Ltd. of Jerusalem, Israel and Bar Equipment Corporation of America of Commerce, California. He is the Chairman of the Dystonia Medical Research Foundation, which he and his wife founded in 1977, and is Chairman of the Simon Wiesenthal Center of Los Angeles. Mr. Belzberg received a Bachelor of Commerce Degree from the University of Alberta in 1948.

Gary Brooks, Director: Mr. Brooks has been a director of the Company since March 2003. Mr. Brooks is a nationally recognized turnaround consultant and crisis manager. During the past five years and prior thereto, Mr. Brooks has principally served as Chairman and Chief Executive Officer of Allomet Partners, Ltd. where since 1985 he has provided turnaround consulting and interim management services to more than 400 companies. He has over thirty-five years of diversified executive management experience. Mr. Brooks earned a BS in Biochemical Engineering and Industrial Management from Massachusetts Institute of Technology in 1955 and an MS in Chemical Engineering and Operations Research from the University of Rochester in 1959.

Kim Campbell, Director: Ms. Campbell has been a director of the Company since March 2002. Ms. Campbell served as Canada’s 19th (and first female) Prime Minister in 1993. She was also Canada’s Minister of Justice, Attorney General and Minister of National Defense. Currently, Ms. Campbell is a Visiting Professor of Practice at the John F. Kennedy School of Government at Harvard University. In 2000, she completed a four-year term as Consul General of Canada in Los Angeles, California, in which she fostered trade in the high-tech and biotechnology industries. Ms. Campbell holds a range of prestigious positions, including Senior Fellow of the Gorbachev Foundation of North America in Boston, Massachusetts, and member of the International Council of the Asia Society of New York. Ms. Campbell is chair of the Council of Women World Leaders, an organization of current and former women Presidents and Prime Ministers, and deputy president of the Club of Madrid, an organization of former heads of state and government that supports democratic transition. Ms. Campbell holds a BA and an LLB from the University of British Columbia, awarded in 1969 and 1983, respectively, performed Doctoral work in Soviet government at the London School of Economics from 1970 to 1973 (ABD), and holds four honorary doctorates.

Peter Klein, Director: Mr. Klein has been a director of Diomed since 1999 and a director of the Company since the February 2002 Merger. Mr. Klein has served as the president and chief executive officer of Diomed from June 1999 and of the Company since the Merger through January 2003, at which time he resigned from the office of president and chief executive officer but remained a director. For thirteen years prior to joining Diomed, Mr. Klein has served as an executive in the medical image processing business, first as founder, president and co-chairman of Tomtec Imaging Systems, then as president and chief executive officer of Medison America, Inc. a subsidiary of the Korean Group Medison.

Peter Norris, Director: Mr. Norris has been a director of Diomed since November 2000 and a director of the Company since the February 2002 Merger. Mr. Norris has since 1995 been a private equity and corporate finance consultant, and has been retained by businesses in the media, technology, Internet, fashion, consumer goods, leisure and industrial fields. In performing these consulting services, Mr. Norris draws from his more than twenty five years of international corporate finance experience spanning Europe, the Americas and Southeast Asia. Most of his previous experience was with Barings, the investment bank now part of ING, and Goldman Sachs. In March, 1998, Mr. Norris settled without contest an action brought by the Department of Trade and Industry of the UK against himself and 9 other former directors and officers of the Barings Investment Banking Group in connection with its collapse following the discovery in its Singapore operations of a substantial trading fraud. Prior to the collapse Mr. Norris had been the Chief Executive Officer of that Group. Under the terms of the settlement, Mr. Norris accepted a four year ban, which ended in March 2002, from acting as a director of a company in the UK without court permission. Mr. Norris graduated in 1976 with first class honours in modern history and modern languages from Magdalen College, Oxford.

David Swank, Director; Chairman of Audit Committee: Mr. Swank has been a director of the Company since March 2003. Mr. Swank is president and founder of BrookstoneFive, Inc., a private consulting firm engaged in corporate strategy formulation and capital acquisition. There, he assists companies in negotiating capital formation, establishing strategic relationships, and formulating strategic plans. Since 1997, Mr. Swank has principally been the president of BrookstoneFive, Inc., although from 2001 to the beginning of 2003, he also served as executive vice president and chief financial officer of Melard Technologies, Inc., a New York-based, privately held high-tech developer of wireless computing devices for the field service industry. Mr. Swank has significant accounting and financial control experience. From 1994 to 1996, he served as executive vice president-corporate development and senior vice president-chief financial officer at Telxon Corporation, an Ohio-based, $500 million publicly traded developer of mobile computing devices, and from 1989 to 1992, he was regional controller for PepsiCo Foods International (PFI), the $4 billion snack food subsidiary of PepsiCo, Inc. Mr. Swank’s other experience includes chief financial officer at AVM Systems, Inc., a high-tech developer of Command and Control Systems, and audit manager at Peat, Marwick, Mitchell & Company (currently KPMG), an international “Big Four” accounting firm. Mr. Swank earned a BS in Business Administration in the honors accounting program at The Ohio State University in 1980 and an MBA with a concentration in Finance at Southern Methodist University in 1989.

James A. Wylie, Jr., Director; President and Chief Executive Officer: Mr. Wylie has been a director of the Company since January 2003, at which time he became the president and chief executive officer. Prior to joining the Company, Mr. Wylie acted as a consultant from 1994 through 2002, providing strategic advisory and interim executive management services to institutional investors and operating companies in the medical device, health care, chemical and telecommunications industries. Mr. Wylie has more than 30 years of global executive management experience as a division president, group executive, president and chief executive officer of both private and public corporations. Mr. Wylie holds a BS in Chemistry from Bates College.

The following information regards the executive officers of the Company, in addition to Mr. Wylie, and highly-compensated non-executive officer employees.

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

Lisa M. Bruneau, Vice President, Finance, Secretary and Treasurer: Ms. Bruneau has several years of experience in the fields of accounting and finance in the biopharmaceutical industry. Ms. Bruneau holds a BS from Bridgewater State College of Massachusetts awarded in 1989 and received her MBA from Suffolk University of Boston, Massachusetts awarded in 2000. During the last five years, prior to joining Diomed, she was director of finance at Acambis, Inc. (formerly OraVax, Inc.), a biopharmaceutical company located in Cambridge, Massachusetts.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires the Company’s directors, executive officers and persons who own more than 10% of any class of the Company’s capital stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership and to provide copies of such reports to the Company. Based solely on a review of the copies of such reports furnished to the Company during the fiscal year ended December 31, 2002, the Company believes that all of the filing requirements applicable to its officers, directors and beneficial owners of greater than 10% of its common stock were complied with during the most recent fiscal year.

Item 10. Executive Compensation

Summary Compensation Table

The following table sets forth certain information concerning the compensation that the Company paid for services rendered in all capacities to the Company for the fiscal years ended December 31, 2000, 2001 and 2002 and by all individuals serving as the Company’s chief executive officer during 2002 and Diomed’s other executive officers serving on December 31, 2002 whose salary and bonuses for 2002 exceeded $100,000. We refer to these officers as the “Named Executive Officers”.

EXECUTIVE COMPENSATION

	Annual Compensation			Long-Term Compensation
Name and Principal Position	Fiscal Year End	Annual Compensation Salary	Bonus	Long-Term Compensation Awards Securities Underlying Options(1)(#)	All Other Compensations(2)
Peter Klein President and Chief Executive Officer, 2/14/02 (after the Merger) to 12/31/02	12/31/02 12/31/01 12/31/00	$250,000 $236,611 $205,000	$ 0 $ 51,540 $ 28,460	0 221,263 0	$0 $0 $0

Gerald A. Mulhall President and Chief Executive Officer, 1/1/02 to 2/14/02 (prior to the Merger)(3)	12/31/02 12/31/01 12/31/00	$ 0 $ 0 $ 0	$ 0 $ 0 $ 0	0 0 0	$0 $0 $0

Lisa M. Bruneau(4) Vice President, Finance; Treasurer, Secretary	12/31/02 12/31/01	$105,000 $15,000	$0 $0	25,000 25,000	$0 $0

Kevin Stearn(5) General Manager, Diomed Ltd	12/31/02 12/31/01 12/31/00	$109,000 $99,209 $84,198	$0 $6,344 $0	0 140,390 19,610	$0 $14,631 $0

(1)	During fiscal 2002, 2001 and 2000, Diomed did not grant any restricted stock awards or stock appreciation rights or make any long-term incentive plan payouts to any of the Named Executive Officers.

(2)	Includes all other annual compensation and all other long-term compensation. Perquisites are not included if the aggregate amount is less than the lesser of $50,000 or 10% of salary and bonus.

(3)	Mr. Mulhall was president and chief executive officer of the Company’s predecessor, Natexco. Mr. Mulhall’s service terminated as of the Merger.

(4)	Ms. Bruneau commenced her employment in November 2001, as Controller. Her effective annual salary for fiscal year 2001 was $90,000. As of March 22, 2002, Ms. Bruneau was appointed Vice President, Finance, Secretary and Treasurer of the Company, with an effective annual salary of $110,000.

(5)	Mr. Stearn began employment in February 2000. All figures expressed as converted into US dollars from British Pounds Sterling.

Employment Agreements

Effective July 1, 2001, Diomed entered into an employment agreement with Mr. Klein, under which his employment continues until terminated in accordance with certain provisions. Upon the closing of the Merger, the Company assumed Mr. Klein’s employment agreement, and as a result during 2002 Mr. Klein served as the Company’s president and chief executive officer at an annual base salary of $250,000. The agreement provides for bonuses as determined by the Company’s board of directors, and employee benefits, including vacation, sick pay and insurance, in accordance with our policies. Pursuant the terms of this agreement, after Mr. Klein’s resignation from the Company effective January 10, 2003, we are paying his salary as then in effect and to continuing his medical benefits until June 30, 2003.

Effective January 10, 2003, the Company entered into an employment agreement with James A. Wylie, Jr. as president and chief executive officer. Mr. Wylie became a director as of that date. Mr. Wylie’s employment agreement is for a term of two years and provides for an annual base salary of $300,000 (payable commencing March 1, 2003), an award of options to purchase up to 800,000 shares of common stock and certain bonus compensation, including a discretionary bonus as determined by the board of directors and a bonus for the consummation of certain financings, mergers or similar transactions. From December 2, 2002 until the effective date of his employment agreement, Mr.

Wylie acted as a consultant to the Company and an advisory board member, pursuant to a management services agreement. Under the management services agreement, the Company paid Mr. Wylie a consulting fee of $125,000 for the period December 2, 2002 through February 28, 2003, and agreed to pay a success fee for the consummation of certain financing, merger or similar transactions (excluding the December 27, 2002 bridge financing transaction). The management services agreement was terminated upon the effective date of Mr. Wylie’s employment agreement.

Other executive officers have agreements which generally provide that upon termination of their respective employment without cause, we will pay portions of their annual base salary and continue their medical benefits for a period of between three and eight months. These agreements also provide that these executives are eligible to receive annual bonuses based on performance.

Our employment agreements with our executives also prohibit the executive from directly or indirectly competing with us for a period of one-year following termination of his employment.

There have been no adjustments or amendments to the exercise price of stock options for our executive officers or directors.

Director Compensation

Effective July 1, 2001, Mr. James Arkoosh was elected as non-Executive Chairman of Diomed, with compensation at the rate of $50,000 per year paid to Verus Support Services, Inc, of which Mr. Arkoosh was chief operating officer and chief financial officer until August 2002, and received additional options to purchase 50,000 shares of Diomed’s common stock at an exercise price of $1.25 per share. In connection with the Merger, the Company assumed Mr. Arkoosh’s agreement. Mr. Arkoosh resigned as a director of the Company as of December 31, 2002.

On May 14, 2001, Messrs. Arkoosh, Belzberg, Norris and Jenkins each received options to purchase 50,000 shares of Diomed’s common stock at an exercise price of $1.25 per share. On March 4, 2002, Kim Campbell received options to purchase 100,000 shares of the Company’s common stock at an exercise price of $2.00 per share. These options vest ratably on a quarterly basis over two years from the date of grant.

Directors who are also our employees serve as directors without additional compensation, although we may award stock options or other compensation in our discretion. Directors are also reimbursed for reasonable out-of-pocket expenses incurred in attending directors’ meetings.

Stock Option Plans

As of February 14, 2002, pursuant to the Merger, the Company assumed the obligations of Diomed under its 1998 Plan and its 2001 Plan. The Company had no stock option plans prior to the Merger.

We rely on incentive compensation in the form of stock options to retain and motivate directors, executive officers and employees. Incentive compensation in the form of stock options is designed to provide long-term incentives to directors, executive officers and other employees, to encourage them to remain with us and to enable them to develop and maintain an ownership position in our common stock. Prior to the Merger, Diomed granted stock options under its 2001 Stock Option Plan and, prior to May 2001, under its 1998 Stock Option Plan.

Diomed’s 2001 Plan authorizes stock option grants to directors, and eligible employees, including executive officers. Options generally become exercisable based upon a vesting schedule over four years. The value realizable from exercisable options is dependent upon the extent to which our performance is reflected in the value of our common stock at any particular point in time. Equity compensation in the form of stock options is designed to provide long-term incentives to directors, executive officers and other employees. We approve the granting of options in order to motivate these employees to maximize stockholder value. Generally, vesting for options granted under the plan is determined at the time of grant, and options expire after a 10-year period. Options are granted at an exercise price not less than the fair market value at the date of grant. As a result of this policy, directors, executives and other employees are rewarded economically only to the extent that the stockholders also benefit through appreciation in the market.

The options we grant under the 2001 Plan may be either “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or non-statutory stock options at the discretion of the Board of Directors and as reflected in the terms of the written option agreement. The 2001 Plan is not a qualified deferred compensation plan under Section 401(a) of the Code, and is not subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended (ERISA).

Options granted to employees are based on such factors as individual initiative, achievement and performance. In administering grants to executives, we evaluate each employee’s total equity compensation package. We generally review the option holdings of each of the executive officers, including vesting and exercise price and the then current value of such unvested options. We consider equity compensation to be an integral part of a competitive executive compensation package and an important mechanism to align the interests of management with those of our stockholders. During 2002, we granted options to purchase 25,000 shares of common stock to Ms. Bruneau, but not to any other Named Executive Officer.

Diomed’s board of directors adopted Diomed’s 2001 Plan in May 2001. Diomed’s stockholders approved the plan in December 2001. Options for 1,750,000 shares of common stock are authorized for issuance under the 2001 Plan. As of December 31, 2002, options for 866,840 shares of common stock were outstanding under the 2001 Plan, and options for 883,160 shares of common stock were available for future grants. In January 2003, in connection with the employment of Mr. Wylie as president and chief executive officer, the Company granted options for 800,000 shares of common stock to Mr. Wylie, including 400,000 options that were granted as incentive options under the 2001 Plan and 400,000 options that were granted as non-qualified stock options that are outside of the 2001 Plan. Of these options, 200,000 vested as of the date of grant, 75,000 options vested on March 31, 2003 and 75,000 options vest on each of June 30, September 30 and December 31, 2003, and March 31, June 30, September 30 and December 31, 2004.

Options for up to 750,000 shares of common stock are authorized for issuance under the 1998 Plan. As of December 31, 2002, options for 258,066 shares of common stock were outstanding under the 1998 Plan, and options for 491,934 shares of common stock were available for future grants. No options were issued under the 1998 Plan during fiscal year 2001 or 2002, and we do not expect to grant additional options under the 1998 Plan.

Option Grants in Last Fiscal Year

The following table sets forth certain information regarding stock options that the Company granted in 2002 to all Named Executive Officers:

Name and Principal Position	Number of Shares Underlying Options Granted	Percent of Total Options Granted To Employees in Fiscal Year(1)	Exercise Price Per Share	Expiration Date
Lisa M. Bruneau Vice President, Finance; Treasurer and Secretary	25,000	13%	$4.18	March 21, 2012

(1)	Based on a total of 197,500 options granted to Employees during 2002.

The following table sets forth certain information regarding stock options that the Named Executive Officers held as of December 31, 2002:

Name and Principal Position	Number of Unexercised Options at December 31, 2002 Exercisable/ Unexercisable(1)		Value of “In the Money” Options as of December 31, 2002 Exercisable/ Unexercisable(2)
Peter Klein President and Chief Executive Officer	166,737/0	(3)	$0/$0

Kevin Stearn General Manager, Diomed Ltd	48,211/111,789		$0/$0

Lisa M. Bruneau Vice President, Finance, Treasurer and Secretary	7,292/42,708		$0/$0

(1)	Based on the aggregate of 197,500 shares of common stock granted to all employees, which excludes 252,700 options to purchase shares of common stock granted to directors and consultants.

(2)	Based on the closing price of $.26 on the American Stock Exchange on December 31, 2002 and the respective exercise prices of the options held.

(3)	173,263 unexercisable options were terminated as of December 31, 2002, due to Mr. Klein’s resignation as president and chief executive officer.

No adjustments to the exercise price of any outstanding options were made during the fiscal year ended December 31, 2002.

Item 11.     Security Ownership of Certain Beneficial Owners and Management

Equity Compensation Plan Information

The following table lists information as of December 31, 2002 with respect to compensation plans under which equity securities of the Company are authorized for issuance. The information shown below addresses those outstanding options, warrants and rights which were outstanding and exercisable as of December 31, 2002:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (expressed in common stock) (a)	Weighted average exercise price of outstanding options, warrants and rights(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a) (c)
Equity compensation plans approved by stockholders	1,150,115	$2.90	1,375,094
Equity compensation plans not approved by stockholders	0	0	0
Total	1,150,115		1,375,094

The following table lists beneficial ownership of the Company’s common stock for the persons or groups specified therein which includes direct and indirect (beneficial) ownership, as defined by the rules and regulations of the Securities and Exchange Commission. The holdings referenced below include only common stock and Class A Stock beneficially owned, and do not include derivative securities beneficially owned, such as stock options, warrants or convertible debt. To our knowledge, each person, along with his or her spouse, has sole voting and investment power over the shares unless otherwise noted. Information for our directors and officers is as of March 21, 2003, and information for Ajmal Khan and Winton Capital Holdings is as of December 31, 2002.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class(1)
Common Stock	Ajmal Khan c/o Verus International Group Limited PO Box 309 G.T. South Church Street Cayman Islands	4,397,826(2)	14.43%

Common Stock	Winton Capital Holdings Ltd 1177 West Hastings, Suite 2000 Vancouver, British Columbia	2,785,000(3)	9.14%

Common Stock	Sam Belzberg c/o Gibralt Capital Corp 1177 West Hastings, Suite 2000 Vancouver, British Columbia	2,009,499(4)	6.6%

Common Stock	Gary Brooks c/o Diomed, Inc. One Dundee Park Andover, MA 01810	0	0%
Common Stock	A. Kim Campbell c/o Diomed, Inc. One Dundee Park Andover, MA 01810	62,500(5)	.21%
Common Stock	Geoffrey Jenkins c/o Diomed, Inc. One Dundee Park Andover, MA 01810	43,750(6)	.1%
Common Stock	Peter Klein c/o Diomed, Inc. One Dundee Park Andover, MA 01810	166,375(7)	.55%
Common Stock	Peter Norris c/o Diomed, Inc. One Dundee Park Andover, MA 01810	79,828(8)	.26%
Common Stock	David Swank c/o Diomed, Inc. One Dundee Park Andover, MA 01810	0	0%
Common Stock	James A. Wylie, Jr. c/o Diomed, Inc. One Dundee Park Andover, MA 01810	275,000(9)	.9%
Common Stock	Lisa Bruneau c/o Diomed, Inc. One Dundee Park Andover, MA 01810	16,146(10)	.1%
Common Stock	Kevin Stearn c/o Diomed, Inc. One Dundee Park Andover, MA 01810	31,555(11)	.1%
Common Stock	All officers, directors and 10% owners as a group (12 persons)	9,867,479	32.38%

(1)	Based on a total of 30,474,946 shares of common stock outstanding, consisting of (i) 29,711,749 shares of common stock of the Company being issued and outstanding (assuming the conversion of all outstanding shares of Class A Stock), (ii) assuming the exercise of warrants to purchase 80,000 shares of common stock, and (iii) assuming the exercise of 683,197 stock options (which includes only those options which will be vested and therefore exercisable as of May 22, 2003), but not including the conversion of any outstanding convertible debt). Percentages shown for all officers, directors and 10% owners as a group calculated on an aggregate basis; percentages shown for individuals are rounded to the nearest one-tenth percent.
(2)	Includes warrants to purchase 40,000 shares of common stock at $2.00 per share and 40,591 stock options.
(3)	Includes warrants to purchase 40,000 shares of common stock at $2.00 per share.
(4)

Mr. Belzberg is an affiliate of Gibralt Capital Corp. and Gibralt US, Inc., and Mr. Belzberg therefor beneficially owns the securities held by these entities. As of March 21, 2003, (i) Gibralt Capital owned 849,999 shares of Class A Stock and 150,000 shares of common stock, (ii) Gibralt US owned 959,500 shares of common stock which it had acquired on January 17, 2003 from certain other stockholders in a private transaction and (iii) Mr. Belzberg owned 50,000 stock options, of which 43,750 were fully vested and the remaining 6,250 vest on March 31, 2003. As of March 21, 2003, Gibralt US also owned notes in the aggregate principal amount of $1,500,000 due January 1, 2004 ($750,000 of which are secured and $750,000 of which are not secured), which are convertible into common stock at a conversion price based on 80% of the lowest market closing price during a certain period prior to the conversion, and warrants to purchase up to 6,249,999 shares of common stock at an exercise price of $.26 per share. These warrants become exercisable on June 27, 2003 and expire on June 27, 2008. None of the above-referenced notes or warrants are included in the amount of shares set forth in the above table of beneficial ownership.

(5)	Consisting of 62,500 stock options.
(6)	Consisting of 43,750 stock options.
(7)	Consisting of 166,375 stock options.
(8)	Consisting of 13,942 shares of Class A Stock and 2,460 shares of common stock owned by Mr. Norris’ spouse as of March 21, 2003, and 63,426 stock options.
(9)	Consisting of 275,0000 stock options.
(10)	Consisting of 16,146 stock options.
(11)	Consisting of 31,555 stock options.

Changes in Control

By virtue of the securities beneficially owned by Samuel Belzberg, Mr. Belzberg may acquire control of the Company if some or all of the common stock equivalent securities owned by him are fully exercised and converted, as the case may be, into common stock. As of March 21, 2003, Mr. Belzberg beneficially owned 1,959,499 shares of common stock and Class A Stock derivative securities through which he may acquire beneficial ownership of up to (i) 50,000 shares of common stock upon the exercise of stock options, (ii) 6,249,999 shares of common stock upon the exercise of warrants to purchase common stock (subject to increase pursuant to the terms of the warrants which provide for antidilution adjustments in certain situations), and (iii) the conversion of up to $1,500,000 principal amount and accrued interest on promissory notes (the conversion price of which (and therefore the amount of shares into which the notes may be converted) depends on historical factors which will not be determined until the time the notes are converted.

Item 12.     Certain Relationships and Related Transactions

This section of this Annual Report discusses transactions that occurred during 2000, 2001 and 2002 between Diomed and the following persons:

•	Verus Investments Holdings Inc., a beneficial holder of more than 5% of the Company’s common stock;

•	Verus International Group Limited, a beneficial holder of more than 5% of the Company’s common stock and a subsidiary of Verus Investments;

•	Verus Support Services, Inc., known as VSSI, an affiliate of each of Verus Investments and Verus International Group;

•	Samuel Belzberg, a director of the Company and an affiliate of Gibralt Capital Corp. and Gibralt US, Inc.

•	Gibralt Capital Corp., a beneficial holder of more than 5% of the Company’s common stock and an affiliate of Samuel Belzberg, who is a director of the Company;

•	Gibralt US, Inc., a beneficial holder of more than 5% of the Company’s common stock and an affiliate of Samuel Belzberg, who is a director of the Company;

•	Winton Capital Holdings Ltd., a beneficial holder of more than 5% of the Company’s common stock. Mark Belzberg, the owner of Winton, is the son of Samuel Belzberg, one of the Company’s directors;

•	James Arkoosh, who is a former officer of Verus International Group Limited and a former director and former Chairman of the Company; and

•	Axcan Pharma, Inc., a customer of the Company.

The Company believes that each of these transactions were on terms at least as favorable to it as those that could have been obtained from independent third parties. In March 2000, Diomed issued and sold $500,000 principal amount of 9% convertible subordinated notes to Verus Investments. The notes were due in March 2001 and were converted into common stock at $1.00 per share as part of the March 2001 recapitalization transaction discussed below.

In August 2000, Diomed issued and sold an aggregate of 511,281 investment units at a purchase price of $3.50 per unit to Verus Investments, Gibralt Capital Corp. and James Arkoosh. Each unit was comprised of one share of Diomed’s common stock and one warrant to purchase two shares of Diomed’s common stock, each at an exercise price of $3.50 per share. The investors were granted a one-year option to invest additional funds. The investors also received approval rights over future equity financings.

In March 2001, Diomed completed a recapitalization involving the March 2000 note purchasers and the August 2000 investors, as well as a new financing transaction. In this recapitalization, Diomed (i) issued and sold 2,041,500 shares of Diomed’s Series A Preferred Stock at a purchase price of $1.00 per share to Verus Investments, Verus International Group, Winton Capital Holdings Ltd. and James Arkoosh; (ii) issued a put/call option under which Winton Capital Holdings and Verus International Group could elect to purchase, and Diomed could elect to require such investors to purchase, up to an additional 1,000,000 shares of Diomed’s Series A Preferred Stock at a purchase price of $1.00 per share; (iii) converted $500,000 of the 9% convertible subordinated notes issued in March 2000 to Verus Investments into 500,000 shares of Diomed’s common stock at $1.00 per share; and (iv) converted 511,281 shares of common stock issued in August 2000 to Verus Investments, Gibralt Capital Corp. and James Arkoosh at $3.50 per share into 1,789,484 shares of common stock at $1.00 per share and cancelled 1,022,562 warrants issued to those same investors in August 2000. Investors who acquired approximately 81% of the shares of Diomed’s Series A Preferred Stock in this transaction were existing stockholders of Diomed or affiliates of existing stockholders of Diomed.

In May 2001, pursuant to the put/call option issued in connection with the March 2001 recapitalization, Diomed issued 112,500 shares of its Series A Preferred Stock to Winton Capital Holdings and a total of 112,500 shares of its Series A Preferred Stock to three assignees of Versus International Group.

In October and December 2001, Diomed issued secured convertible promissory notes in the aggregate principal amount of $500,000 and $200,000, respectively, to Winton Capital Holdings and Verus Investment Group in exchange for their providing bridge financing to Diomed. Diomed also issued 50,000 and 20,000 warrants (in the aggregate) to purchase shares of its common stock, respectively, to these stockholders with an exercise price of $2.00 per share. See Note (14) of the Notes to Consolidated Financial Statements for information regarding the terms of these notes. We paid $7,500 in interest to each of these noteholders when we repaid the notes. On January 1, 2002, 5,000 additional warrants were issued to each of Winton Capital Holdings and Verus Investment Group in satisfaction of Diomed’s obligation, pursuant to the terms of the October bridge financing, to issue 10,000 additional warrants if Diomed did not consummate a transaction in the nature of the Merger prior to December 31, 2002. The warrants are fully exercisable for two years from the date of issuance. The notes provided interest at 7.5% and a maturity date of January 1, 2003. The notes also provided that at the election of the noteholders, prior to maturity, the notes were convertible into, and the warrants are exercisable for, shares of Diomed’s common stock as follows: (1) if Diomed were to complete a reverse merger, the conversion price of the notes and the exercise price of the warrants would be set at the price per share reflected in the reverse merger; (2) if another type of financing transaction were to occur, the conversion price of the notes and the exercise price of the warrants would be set at the lesser of $2.00 per share and the price per share in the transaction, and (3) if a merger or consolidation, other than a reverse merger, were to occur, the conversion price of the notes and the exercise price of the warrants would be set at the lesser of $2.00 per share and the price per share of any warrants issued in the transaction. All principal and accrued interest was repaid by Diomed, with proceeds from the private placement sale of Diomed common stock which occurred immediately prior to the Merger on February 14, 2002. Diomed issued 5,000,000 shares of its common stock in the private placement, at a price of $2.00 per share, and received aggregate gross proceeds of $10,000,000 from the private placement. Of the 5,000,000 shares of common stock sold in this private placement, Winton Capital Holdings purchased 1,200,000 shares, at a price of $2.00 per share, for an aggregate purchase price of $2,400,000.

In 2001, VSSI entered into two advisory agreements with Diomed. The first agreement provides that as an advisor to the Merger, a fixed advisory fee of $750,000 was payable to VSSI upon the closing of the Merger, which was paid from the gross proceeds of the private placement by the public company. Diomed believed the VSSI fee was comparable to the fee that would have been payable on an arms-length basis to an unrelated advisor. The agreement provides that a portion of this advisory fee may, at the request of the Company and with the agreement by VSSI, be converted into equity if the full $10,000,000 amount of the private placement related to the Merger was not raised. The Company did not so request and paid the full amount of the fee in cash.

The second agreement was initially between VSSI and Diomed, and the Company assumed this separate agreement as part of the Merger. Pursuant to the agreement, the Company engaged VSSI for 18 months (commencing the first day of the month succeeding the Merger, or, March 1, 2002), which period may be extended if mutually agreed upon by both parties, to act as a financial advisor to (1) evaluate and recommend financial and strategic alternatives, (2) identify potential acquisition and merger targets, and if requested by the Company, contact such parties and assist the Company with analysis and negotiations, (3) advise the Company as to the timing, structure and pricing and (4) otherwise assist the Company in the negotiation of any strategic agreements. Pursuant to this agreement, a monthly fee of $15,000, is payable to VSSI, plus out-of-pocket expenses. Under certain circumstances, VSSI is entitled to a success fee of 3.5% of any transaction value, including consideration that the Company and/or its affiliates provides or receives in business combination transactions with third parties, with a minimum fee of $175,000. The success fee is payable if VSSI identifies and introduces the transaction, notwithstanding the participation or execution by other advisors. Also, the Company may request VSSI to perform other advisory services that would be subject to customary fees and terms. In addition, VSSI may terminate the agreement at any time during the eighteen-month period by giving the Company thirty days written notice. The Company has agreed to indemnify VSSI for claims arising out of VSSI’s engagement under this agreement, except for claims arising from VSSI’s bad faith or gross negligence.

In September 2001, we issued a promissory note to Axcan Pharma, Inc. in connection with an advance that Axcan made to us in October 2000 so that we could procure 630nm diodes, which Axcan needed us to supply it with. The loan was for $936,000, and the promissory note we issued on September 24, 2001 was for $936,000 in principal amount and a maturity date of January 1, 2004. Interest accrued at 8.5% per annum, and is payable quarterly in arrears. This note does not have any conversion rights.

On December 27, 2002, we consummated a bridge financing transaction, wherein in consideration for gross cash proceeds to the Company of $2,000,000 paid by Gibralt US, Inc., we issued (i) $1,000,000 principal amount of Class A Secured Notes due January 1, 2004, (ii) $1,000,000 Class B Unsecured Promissory Notes due January 1, 2004, and (iii) 8,333,333 Warrants to purchase common stock. The notes bear interest at the rate of 8% per annum, and are convertible into Common Stock at the option of the holder(s) upon at least 60 days written notice to the Company, or, at the option of the holder(s) upon the occurrence of certain events which are detailed in the note purchase agreement pursuant to which the notes were issued. The Warrants have an exercise price of $0.26 per share, become exercisable on June 27, 2003, and expire on June 27, 2008. Gibralt US, Inc. is an affiliate of Samuel Belzberg, a director of the Company. The terms of this bridge financing transaction were approved by the audit committee of the board of directors, and by vote of the board of directors as a whole (with Mr. Belzberg abstaining from voting). The Company believes the terms of the bridge financing transaction are commercially reasonable and are no less favorable to the Company than if a comparable financing were consummated with an unaffiliated investor dealing at arms-length.

On March 18, 2003, Gibralt US sold and transferred to three investors in a private transaction (i) $500,000 aggregate principal amount of Notes ($250,000 of which are Class A Notes and $250,000 of which are Class B Notes), and (ii) 2,083,334 warrants. Accordingly, after the taking effect of this transfer, Gibralt US owned (and Mr. Belzberg therefore beneficially owned) 6,249,999 warrants and $1,500,000 aggregate principal amount of Notes.

Because of their management positions, organizational efforts and/or percentage share ownership of Natexco, Gerald A. Mulhall and Anthony Mulhall may be deemed to be “parents” and “promoters” of the Company, as the Securities Act and the rules thereunder define those terms. Mr. John H. and Ms. Terese M. Tetstill may be “parents” and “promoters” of Security Software because of their present management positions with, and organizational efforts on behalf of, Security Software. Because of these relationships, transactions between and among the Company, Security Software, Messrs. Gerald A. Mulhall and Anthony Mulhall, Aboyne Management Ltd., of which Gerald A. Mulhall is the president and controlling shareholder, and Mr. and Ms. Tetstill, should not be considered to have occurred at arms-length.

Item 13.    Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our chief executive officer and principal financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934), as of an evaluation date within 90 days of the filing date of this annual report), that ensure that information relating to the registrant which is required to be disclosed in this report is recorded, processed, summarized and reported, within required time periods. They have concluded that as of the evaluation date, the registrant’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the registrant and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this annual report was being prepared.

(b) Changes in Internal Controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date, nor were there any significant deficiencies or material weaknesses in these controls requiring corrective actions.

Item 14.    Exhibits and Reports on Form 8-K

INDEX TO EXHIBITS

Exhibit No.	Identification of Exhibit
2.1	Agreement and Plan of Merger for Diomed Merger*
2.2	Certificate of Amendment of Articles of Incorporation of Natexco Corporation*
2.3	Agreement and Plan of Merger for Migratory Merger**
2.4	Articles of Merger for Migratory Merger (Nevada)**
2.5	Certificate of Merger for Migratory Merger (Delaware)**
3.1	Diomed Holdings, Inc. (Nevada) Articles of Incorporation*
3.2	Diomed Holdings, Inc. (Nevada) Amendment to the Articles of Incorporation*
3.3	Certificate of Incorporation of Diomed Holdings, Inc. (Delaware)**
3.4	Restated By-laws of Diomed Holdings, Inc. (Nevada)*
3.5	By-laws of Diomed Holdings, Inc. (Delaware)**
4.2	Diomed Holdings, Inc. (Nevada) Certificate of Designation for Class A Convertible Preferred Stock*
4.3	Diomed Holdings, Inc. (Delaware) Certificate of Designation for Class A Convertible Preferred Stock**
4.4	1998 Incentive Stock Plan*
4.5	Diomed 2001 Employee Stock Option Plan*
5.1	Legality Opinion rendered by the Registrant’s legal counsel, McGuireWoods LLP in connection with the Registration Statement on SEC Form SB-2 filed October 22, 2002******
10.1	Form of Subscription Agreement and Investment Representation*
10.2	Escrow Agreement*
10.3	Consulting Agreement between the Company and Verus Support Services Inc. *
10.4	Agreement between James Arkoosh and Diomed*
10.5	Employment Agreement with Peter Klein, dated July 24, 1999*
10.6	Lock-up Agreement Applicable to Private Placement Investors*
10.7	Cambridge Facility Lease***
10.8	Axcan Pharma, Inc.—Diomed PDT Laser Development and Supply Agreement***
10.9	HRI Sub-License Agreement between QLT and Diomed*****
10.10	EVLT™ Marketing and Promotion Agreement with Dr. Robert Min*****
10.11	EVLT™ Marketing and Promotion Agreement with Dr. Steven E. Zimmet*****
10.12	RPO Advisory Agreement between Diomed, Inc. and Verus Support Services, Inc.*****
16.1	Letter dated September 5, 2002 from Spicer, Jeffries & Co. regarding Item 8 on the Company’s Form 10-KSB dated March 29, 2002******
22	Subsidiaries of Diomed Holdings, Inc.*********
23.2	Consent of McGuireWoods LLP in respect of Legality Opinion (included with Exhibit 5.1)
99.1	Descriptive Memorandum of Diomed Holdings, Inc. *

99.2	Report of Atlas Capital Services dated February 4, 2002*
99.3	Letter from the Company to SEC regarding Arthur Andersen LLP (pursuant to Temporary Note 2T)***
99.4	Descriptive Memorandum of Diomed Holdings, Inc.*****
99.5	Note Purchase Agreement dated December 27, 2002*******
99.6	Form of Class A Secured Notes due 1/1/2004*******
99.7	Form of Class B Unsecured Notes due 1/1/04*******
99.8	Registration Rights Agreement dated December 27, 2002*******
99.9	Security Agreement dated December 27, 2002 *******
99.10	Pledge Agreement dated December 27, 2002*******
99.11	Employment Agreement of James A. Wylie, Jr. dated as of January 10, 2003********
99.12	Certification of James A. Wylie (principal executive officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.13	Certification of Lisa M. Bruneau (principal financial officer) pursuant to Section 906 of the Sarbanes Oxley Act of 2002

*	Filed with the Company’s Current Report on SEC Form 8-K dated February 14, 2002.
**	Filed with the Company’s Current Report on SEC Form 8-K dated May 14, 2002.
***	Filed with the Company’s Annual Report on SEC Form 10-KSB dated March 29, 2002.
****	Filed with the Company’s Registration Statement on SEC Form SB-2 as initially filed on June 18, 2002.
*****	Filed with the Company’s Current Report on SEC Form 8-K dated October 22, 2002.
******	Filed with Registration Statement on SEC Form SB-2/A filed October 22, 2002.
*******	Filed with the Company’s Current Report on Form 8-K dated December 30, 2002.
********	Filed with the Company’s Current Report on Form 8-K dated January 13, 2003.
*********	Filed with the Company’s Annual Report on Form 10-KSB dated March 31, 2003.

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
Title: President and Chief Executive Officer, Director

By: /S/ LISA M. BRUNEAU
Name: Lisa M. Bruneau
Title: Principal Financial Officer, Vice President, Finance, Secretary and Treasurer

Date: April 30, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on April 30, 2003.

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

1. I have reviewed this 2002 annual report on Form 10-KSB/A of the Company;

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

April 30, 2003

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO 18 U.S.C 1350, AS ADOPTED AND THE REQUIREMENTS OF SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Lisa M. Bruneau, Principal Financial Officer of Diomed Holdings, Inc. (the “Company”) do hereby certify that:

1. I have reviewed this 2002 annual report on Form 10-KSB/A of the Company;

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

April 30, 2003

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