Form 10QSB
period 2003-03-31
DIOMED HOLDINGS INC
filed 2003-05-15
CIK 1074874

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ___________________

                                  FORM 10-QSB
                                  ___________

(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003

or

           ____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____


Commission File Number 000-32045

DIOMED HOLDINGS, INC.
(Exact name of registrant as specified in its charter)


Delaware
(State or other jurisdiction of incorporation or organization)   84-140636
(I.R.S. Employer Identification No.)

1 Dundee Park
Andover, MA
(Address of principal executive offices)
01810
(Zip Code)

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

As of March 31, 2003, there were 29,711,749 shares of common stock, par value $0.001 outstanding and no other shares of capital stock outstanding. As of May 15, 2003, there were 29,711,749 shares of common stock outstanding, 20 shares of Class C Convertible Preferred Stock, par value $0.001 outstanding (convertible into 27,117,240 shares of common stock) and 24 shares of Class D Convertible Preferred Stock, par value $0.001 outstanding (convertible into 3,021,552 shares of common stock).


                     DIOMED HOLDINGS, INC. AND SUBSIDIARIES

                         QUARTERLY REPORT ON FORM 10-QSB
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003

                                TABLE OF CONTENTS


  ITEM                                                                                          PAGE
  NUMBER                                                                                       NUMBER
                                                    CAPTION


                  PART I - FINANCIAL INFORMATION
       1          Unaudited Condensed Consolidated Balance Sheets - March 31, 2003 and           F-1
                  December 31, 2002
                  Unaudited Condensed Consolidated Statements of Operations - Three Months       F-2
                  Ended March 31, 2003 and 2002
                  Unaudited Condensed Consolidated Statements of Cash Flows - Three Months       F-3
                  Ended March 31, 2003 and 2002
                  Notes to Condensed Consolidated Financial Statements                           F-4
       2          Management's Discussion and Analysis or Plan of Operations                       1

                  PART II - OTHER INFORMATION
       2          Changes in Securities and Use of Proceeds                                        10
       4          Submission of Matters to a Vote of Security Holders                              11
       5          Other Information                                                                11
       6          Exhibits and Reports on Form 8-K                                                 13
                  Signatures and Certifications                                          14

EXHIBIT No. 99.1    Statement and Oath of Principal Financial Officer
                    Regarding Facts and Circumstances Relating to Exchange Act Filings
EHXIBIT No. 99.2    Statement under Oath of Principal Executive Officer
                    Regarding Facts and Circumstances Relating to Exchange Act Filings



                                       (i)




DIOMED HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)


ASSETS                                                                   MARCH 31,       DECEMBER 31,
                                                                          2003              2002
                                                                        (UNAUDITED)
Current Assets:

   Cash and cash equivalents                                            $       131,193  $  1,848,646


   Restricted cash                                                                    -        75,000
   Accounts receivable, net of allowance for doubtful accounts of
     $247,000 and $308,000 in 2003 and 2002, respectively                       696,898       676,444
   Inventories                                                                1,783,741     2,012,141
   Prepaid expenses and other current assets                                    791,816       214,253
                                                                        ---------------  ------------

         Total current assets                                              3,403,648        4,826,484
                                                                        ---------------  ------------

Property and Equipment:
   Office equipment and furniture and fixtures                                1,255,297     1,229,307
   Manufacturing equipment                                                      735,098       731,787
   Leasehold improvements                                                       647,289       652,141
                                                                        ---------------  ------------

                                                                              2,637,684     2,613,235

   Less--Accumulated depreciation and amortization                            1,830,280     1,548,085
                                                                         ---------------  -----------

                                                                                807,404     1,065,150

Intangible Assets, net of accumulated amortization of  $466,000 and
$417,000 in 2003 and 2002, respectively                                         515,201       564,270
                                                                        ---------------  ------------

Other Assets:

   Deposits                                                                    468,611       597,426

   Deferred financing costs, net                                                60,000        80,000
                                                                        ---------------  ------------

         Total other assets                                                    528,611        677,426
                                                                        ---------------  ------------

                                                                        $    5,254,864   $  7,133,330
                                                                        =============== =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Bank loan                                                            $      149,600   $    216,306
   Related Party Convertible Debt ($2,000,000 face value, net of
   $1,500,000 debt discount at March 31, 2003)                                 500,000             -
   Promissory notes                                                          1,375,462       445,208
   Deferred revenues                                                             9,999             -
   Current maturities of capital lease obligations                              34,606        33,993
   Accounts payable                                                          1,625,406     1,608,623
   Accrued expenses                                                          1,280,872     1,444,100
                                                                        ---------------  ------------

         Total current liabilities                                           4,975,945     3,748,230
                                                                        ---------------  ------------

Promissory Note Payable                                                              -       936,000

Related Party Convertible Debt, less current maturities ($2,000,000
face value,  net of $2,000,000 debt discount at December 31, 2002)                   -             -
Capital Lease Obligations, less current maturities                                   -        10,018
                                                                        ---------------  ------------

                Total liabilities                                            4,975,945     4,694,248
                                                                        ---------------  ------------

Stockholders' Equity (Deficit):
   Series A convertible preferred stock, $0.01 par value-
     Authorized--3,500,000 shares
     Issued and outstanding--zero shares                                            -             -
   Preferred stock., $0.001 par value
       Authorized - 20,000,000 shares
              Designated Class A convertible preferred stock,
              $0.001 par value
                  Authorized--18,000,000 shares
                  Issued and outstanding--zero shares at March 31,
                     2003 and 14,688,662
                     shares at December 31, 2002                                     -       14,689
              Undesignated preferred stock, $0.001 par value
                  Authorized--2,000,000 shares
                  Issued and outstanding--zero shares                                -            -
   Common stock, $0.001 par value
        Authorized - 80,000,000 shares
        Issued and outstanding - 29,711,749 and 15,023,087 shares at
        March 31, 2003
        and December 31, 2002, respectively                                     29,712       15,023
   Additional paid-in capital                                               41,713,374   41,704,774
   Cumulative translation adjustment                                           (13,481)     158,312
   Accumulated deficit                                                     (41,450,686) (39,453,715)
                                                                        ---------------  ------------


         Total stockholders' equity                                            278,920    2,439,083
                                                                        ---------------  ------------
                                                                        $    5,254,864   $7,133,330
                                                                        ===============  ============



The accompanying notes are an integral part of these consolidated financial statements.


Diomed Holdings, Inc.
Condensed Consolidated Statements of Operations
(unaudited)


                                                               THREE MONTHS ENDED
                                                     MARCH 31, 2003        MARCH 31, 2002


Revenues                                        $       2,123,810         $         956,637

Cost of Revenues                                        1,399,459                 1,154,890
                                                -----------------         -----------------

         Gross margin                                     724,351                 (198,253)
                                                -----------------         -----------------

Operating Expenses:
   Research and development                               188,093                   171,000
   Selling and marketing                                1,143,214                   342,728
   General and administrative                             800,749                   820,647
                                                -----------------         -----------------

         Total operating expenses                       2,132,056                 1,334,375
                                                -----------------         -----------------

         Loss from operations                         (1,407,705)               (1,532,628)

Interest Expense, net                                   (589,373)                 (264,339)
                                                ----------------          ----------------

         Net loss                               $     (1,997,078)         $     (1,796,967)
                                                ================          ================

Net loss per share (Note 3):
   Basic and diluted net loss per share
   applicable to common stockholders            $          (0.13)         $          (0.15)
                                                ================          ================

   Basic and diluted weighted average common
     shares outstanding                                15,959,381                11,771,395
                                                =================         =================



                 The accompanying notes are an integral part of
                    these consolidated financial statements


Diomed Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

                                                                  THREE MONTHS ENDED
                                                         MARCH 31, 2003      MARCH 31, 2002


Cash Flows from Operating Activities:
   Net loss                                             $ (1,997,078)     $   (1,796,967)
   Adjustments to reconcile net loss to net cash used
   in operating activities
     Depreciation and amortization                           143,496             150,756
     Noncash interest expense on related party
       convertible debt                                      520,000             225,260

     Issuance of stock options to a third party                8,600                   -
     Changes in operating assets and liabilities
       Accounts receivable                                   (20,453)            263,310

       Inventories                                           228,400             247,222
       Prepaid expenses and other current assets            (577,563)           (533,810)
       Deposits                                              117,979              (5,299)
       Accounts payable                                       16,785          (1,463,963)

       Accrued expenses                                     (163,228)            376,923
       Customer advance                                            -            (293,463)
                                                        ------------      ---------------

         Net cash used in operating activities            (1,723,062)         (2,830,031)
                                                        ------------      ---------------

Cash Flows from Investing Activities:
   Purchases of property and equipment                       (69,859)            (66,541)
                                                        ------------      ---------------

                Net cash used in investing activities        (69,859)            (66,541)


Cash Flows from Financing Activities:
   Net proceeds (payments) from bank borrowings              (66,707)           (598,892)


   Proceeds from issue of common stock, net                        -           8,646,399

   Payments on convertible debt                                    -            (700,000)
   Payments on promissory notes                               (5,746)                  -
   Payments on capital lease obligations                      (9,405)            (13,000)
                                                        ------------      ---------------

         Net cash (used by) provided by financing
         activities                                          (81,858)           7,334,507
                                                        ------------      ---------------

Effect of Exchange Rate Changes                              157,326             (12,626)
                                                        ------------      ---------------

Net Increase (decrease) in Cash and Cash Equivalents      (1,717,453)           4,425,309

Cash and Cash Equivalents, beginning of period             1,848,646              322,566
                                                        ------------      ---------------

Cash and Cash Equivalents, end of period                 $   131,193      $     4,747,875
                                                         ===========      ===============

Supplemental Disclosure of Cash Flow Information:

   Cash paid for interest                                $    25,438      $       48,039
                                                         ===========      ===============

Supplemental Disclosure of Noncash Investing and
Financing Activities:

   Conversion of convertible debt into common stock     $          -      $      339,337
                                                        ============      ===============


   Reclassification of offering costs incurred in       $          -      $      387,133
        2001 to APIC                                    ============      ===============


   Value ascribed to warrants issued in connection      $          -      $        8,200
        with issuance of debt to stockholders           ============      ===============




              The accompanying notes are an integral part of these
                        consolidated financial statements.

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003


(1)    OPERATIONS

     Diomed Holdings, Inc. (the Company) and its subsidiaries specialize in developing and commercializing minimal and micro-invasive medical procedures that use its laser technologies and disposable products.

     Previously, the operations of the Company were that of Diomed, Inc., which was incorporated in December 1997 under the laws of the state of Delaware. On February 14, 2002, Diomed, Inc. became Diomed Holdings, Inc. through a reverse merger. (see Note 9)

      Some of the Company's medical laser products and applications are in various stages of development, and as such, the success of future operations is subject to a number of risks similar to those of other companies in similar stages of development. Principal among these risks are the continued successful development and marketing of the Company's products, proper regulatory approval, the need to achieve profitable operations, competition from substitute products and larger companies, the need to obtain adequate financing to fund future operations and dependence on key individuals. The Company has incurred significant losses since inception and is devoting substantially all its efforts towards research and development, regulatory approvals, manufacturing, and sales and marketing of its products.

     In December 2002, the Company completed a bridge financing with Gibralt US, Inc. ("Gibralt") in the form of $2.0 million in secured and unsecured convertible Notes due January 1, 2004, and issued warrants to purchase 8,333,333 shares of Common Stock. In order to fund its operations in 2003, to enable the Company to expand critical sales and marketing programs and to further strengthen Diomed's leadership position in the marketplace, the Company will need to complete an additional debt or equity financing or put in place a credit facility to supplement the Company's commercialization of EVLT(TM). The Company anticipates it will have access to additional funding sources and has entered into discussions that it believes may lead to a financing transaction during the second quarter of 2003. The Company will require the proceeds of any such financing, together with its current cash resources, to continue as a going concern, and will use these proceeds to fund its operations and commercialize its products in 2003. Additional financing may not, however, be available on acceptable terms or at all. The inability to obtain additional financing would cause the Company to reduce or cease operations, sell all or a portion of its assets, seek a sale of the Company or enter into a business combination with a third party. As a result of additional financing needed to support operations in 2003, the auditors' opinion for the year ended December 31, 2002 included an explanatory paragraph raising doubt about the Company's ability to continue as a going concern.

      The accompanying consolidated financial statements at March 31, 2003 and for the three-month period ended March 31, 2003 and 2002 are unaudited. In management's opinion, these unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 2002, and include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. These financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 2002. The results of operations for the three-month period ended March 31, 2003, the auditors' opinion for the fiscal year ending December 31, 2003 are not necessarily indicative of the results expected for the fiscal year ending December 31, 2003.

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

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

      (D)    FOREIGN CURRENCY TRANSLATION


          Assets and liabilities of the foreign subsidiaries are translated at the rate of exchange in effect at the end of the period. Results of operations are translated using the weighted average exchange rate in effect during the period. Translation adjustments, resulting from changes in the rate of exchange between the subsidiaries' functional currency and the U.S. dollar, are included in other comprehensive income (loss) with the cumulative effect included as a separate component of stockholders' equity in the accompanying consolidated balance sheets. Transaction gains and losses, resulting from the revaluations of assets and liabilities denominated in other than the functional currency of the Company or its subsidiaries, are included in operating expenses for all periods presented.

      (E)    REVENUE RECOGNITION

          Revenue from product sales is recognized at the time of shipment to the customer as long as there is persuasive evidence of an arrangement, the sales price is fixed and determinable and collection of the related receivable is probable. The Company provides for estimated product returns and warranty costs at the time of product shipment. The Company follows Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, which establishes guidance in applying generally accepted accounting principles to revenue recognition in financial statements. The Company has determined that its existing revenue recognition practices comply with the requirements of SAB No. 101 for all periods presented.

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003


      (F)    INVENTORIES

            Inventories are valued at the lower of cost (first-in, first-out) or market. Work-in-progress and finished goods consist of materials, labor and manufacturing overhead. Inventories consist of the following:


                                         MARCH 31, 2003 DECEMBER 31, 2002

         Raw materials                $       877,745     $       982,622
         Work-in-progress                     383,633             446,820
         Finished goods                       522,363             582,699
                                      ---------------     ---------------

                                      $     1,783,741     $     2,012,141
                                      ===============     ===============


      (G)    PROPERTY AND EQUIPMENT

            The Company records property and equipment at cost.

            The Company provides for depreciation and amortization using both straight-line and accelerated methods by charges to operations in amounts that allocate the cost of the assets over their estimated useful lives as follows:

DESCRIPTION                                   ESTIMATED USEFUL LIFE
------------                                  ---------------------
Office equipment and furniture and fixtures   2-5 years
Manufacturing equipment                       2-5 years
                                              Lesser of estimated useful life or
Leasehold improvements                        life of lease

            Depreciation expense for the three-month period ended March 31, 2003 and March 31, 2002 was $94,428 and $101,688, respectively.


      (H) INTANGIBLE ASSETS

               Intangible   assets  are   recorded   at  cost  and   consist  of
      manufacturing rights acquired in 2001. The manufacturing rights are being amortized over a five-year estimated useful life. (see Note 4)


      (I)    LONG LIVED ASSETS

               The Company evaluates long-lived assets, such as intangible assets, equipment and certain other assets, for impairment in accordance with Financial Accounting Standards Board issued Statement of Financial Standards No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supersedes Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 retained the fundamental provisions of SFAS 121 for recognition and measurement of impairment, but amended the accounting and reporting standards for segments of a business to be disposed of. The Company records an impairment charge whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets are written down to fair value. The adoption of SFAS 144 did not have a material impact on the Company's financial position or results of operations.

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

      (J)    FAIR VALUE OF FINANCIAL INSTRUMENTS

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

      (K)    CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

          The Company places its cash and cash equivalents in established financial institutions. The Company has no off-balance-sheet concentration of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company's accounts receivable credit risk is not concentrated within any one geographic area. The Company has not experienced any significant losses related to receivables from any individual customers or groups of customers in any specific industry or by geographic area. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be inherent in the Company's accounts receivable.

            Accounts receivable are customer obligations due under normal trade terms. The Company sells its products to private physicians, hospitals, health clinics, distributors and OEM customers. The Company typically requires signed sales agreements, non-refundable advance payments and purchase orders depending upon the type of customer, and letters of credit may be required in certain circumstances. Accounts receivable is stated at the amount billed to the customer less a valuation allowance for doubtful accounts.

            Senior management reviews accounts receivable on a monthly basis to determine if any receivables could potentially be uncollectible. The Company includes specific accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on available information, the Company believes its allowance for doubtful accounts as of March 31, 2003 is adequate. The allowance for doubtful accounts as of March 31, 2003 and December 31, 2002 was $247,005 and $308,145, respectively.

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

(L)    ACCOUNTING FOR STOCK-BASED COMPENSATION

                  The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees utilizing the intrinsic value method. Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the fair market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. SFAS No. 123, Accounting for Stock-Based Compensation, establishes a fair value based method of accounting for stock-based compensation plans. The Company has adopted the disclosure only alternative under SFAS No. 123, which requires disclosure of the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted as well as certain other information (see Note 7).

      In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("FAS 148"), which (i) amends FAS Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation (ii) amends the disclosure provisions of FAS 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation and (iii) amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. Items (ii) and (iii) of the new requirements in FAS 148 are effective for financial statements for fiscal years ending after December 15, 2002. The Company has adopted FAS 148 for the fiscal year ended December 31, 2002. The Company continues to account for stock-based compensation utilizing the intrinsic value method. The additional disclosures required by FAS 148 are as follows:

                                                            Three Months Ended
                                                      March 31, 2003  March 31, 2002

Net (loss) as reported                                   ($1,997,078)    (1,796,967)

Add : Stock-based employee compensation;                            0              0
         expense included in reported net (loss),
         net of tax

Deduct : total stock-based employee compensation;
          expense determined under the fair value           ($69,609)     ($311,254)
         based method for all awards, net of tax

Pro forma net (loss)                                     ($2,066,687)   ($2,108,221)

Earnings per share :
   Basic and diluted - as reported                             (0.13)         (0.15)
   Basic and diluted - pro forma                               (0.13)         (0.18)


      (M)    RESEARCH AND DEVELOPMENT EXPENSES

            The Company charges research and development expenses to operations as incurred.

      (N)    COMPREHENSIVE INCOME

            SFAS No. 130, Reporting Comprehensive Income, requires disclosure of all components of comprehensive income. Comprehensive income is defined as the change in stockholders' equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. For all periods presented, comprehensive loss consists of the Company's net loss and changes in cumulative translation adjustment account (see Note 2(d)). The Company has disclosed comprehensive income
      (loss) for all periods presented in the accompanying consolidated statements of stockholders' equity (deficit) as follows :

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003


                                                  THREE MONTHS ENDED
                                                       MARCH 31,

                                                      2003            2002

Foreign currency translation adjustment          (171,793)                2,070
Net loss                                       (1,997,078)           (1,796,967)
                                          ----------------      ----------------

Comprehensive loss                        $    (2,168,871)      $    (1,794,897)
                                          ================      ================


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

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003




3)    NET LOSS PER SHARE

          Net loss per share is computed based on the guidance of SFAS No. 128, Earnings per Share. SFAS No. 128 requires companies to report both basic loss per share, which is based on the weighted average number of common shares outstanding, and diluted loss per share, which is based on the weighted average number of common shares outstanding and the weighted average dilutive potential common shares outstanding using the treasury stock method. As a result of the losses incurred by the Company for the three months ended March 31, 2003 and March 31, 2002; all potential common shares were antidilutive and were excluded from the diluted net loss per share calculations.

            The following table summarizes securities outstanding as of each period-end which were not included in the calculation of diluted net loss per share since their inclusion would be antidilutive.


                                                       MARCH 31,
                                                  2003             2002


Common stock options                         2,321,478        1,803,908
                                            ==========       ==========

Common stock warrants                        8,445,257 (C)      111,924
                                            ==========       ==========

Convertible preferred stock                          - (A)   14,765,690 (A)
                                            ==========       ==========

Convertible debt                            14,705,882 (B)      167,000
                                            ==========       ==========


(A) On February 14, 2002, the Company completed a reverse merger and issued Diomed Inc. shareholders Diomed Holdings, Inc. Class A Convertible Preferred Stock ("Class A Stock") that is convertible into Diomed Holdings, Inc. Common Stock ("Common Stock") by February 14, 2004, the second annual anniversary of the reverse merger. On December 31, 2002, according to the Class A Convertible Preferred Stock Certificate of Designation, monthly conversions of the Class A Stock began converting into Common Stock at the rate of 5% of the initial shares of the Class A Stock or 773,087 shares, and will continue to occur on the last day of each month during the period from January 2003 through January 2004. The remaining 4,638,531 shares of Class A Stock will convert into Common Stock in February 2004. On March 31, 2003, the Company accelerated the conversions of the 13,142,188 share balance of the Class A Stock into Common Stock. As of March 31, 2003, zero shares of Class A Stock were outstanding after this conversion into Com- mon Stock.

(B) On December 27, 2002 (the "Closing Date"), the Company completed a $2.0 million bridge financing with Gibralt US, Inc (the "Lender"), whose Principal Samuel Belzberg is a member of the Company's Board of Directors. The financing is in the form of Notes, including $1.0 million in Class A secured Notes and $1.0 million in Class B unsecured Notes (collectively known as the "Notes"), which are due on January 1, 2004. The Notes accrue interest, at an annual rate of 8%, over the life of the Notes and is payable upon maturity. The Notes, including principal and accrued interest, are convertible into Common Stock, at

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

the election of the Lender, at 80% of the price per share of the Common Stock in defined transactions. Based on the $0.17 closing price per share of the Common Stock on March 31, 2003 the Notes were convertible into 14,705,882 shares of Common Stock.

(C) In connection with the bridge financing, the Company issued the Lender 100% Warrant coverage or 8,333,333 Warrants, based upon the $0.24 closing price of the Company's Common Stock on December 26, 2002. The warrants are exercisable for a period of five years, beginning six months from the Closing Date, at an exercise price of $0.26. If the Company, over the life of the Warrants, issues Common Stock or Common Stock equivalents at a price per share less than the $0.26 exercise price of the Warrants, the number of Warrants and the exercise price of the Warrants are adjustable to the lower price per share (see Note 10).


(4)    ACQUISITION OF INTANGIBLE MANUFACTURING RIGHTS

      Effective October 16, 2000, the Company acquired certain manufacturing rights and inventory of QLT, Inc. (QLT) necessary or useful to commercialize certain series of its OPTIGUIDE(R) fibers for $1,175,000 in the form of two promissory notes, payable within two years, and $25,000 in cash. The first promissory note is payable in cash or in shares of common stock. The second promissory note is payable, at the election of the Company, in cash or in shares of common stock. In the event that the Company closes an initial public offering (IPO) of its securities within two years of the closing date, the due date of the balance payment would be accelerated to the time of completion of the IPO and QLT would receive payment in full in the form of common stock, at a 40% discount on the offering price per share to the public. This contingent beneficial conversion feature, valued at $556,667 and computed in accordance with Emerging Issues Task Force (EITF) 00-27, Application of EITF Issue No. 98-5 to Certain Convertible Instruments, would be recorded upon the occurrence of an IPO as a discount to the debt and amortized ratably to interest expense over the remaining term of the debt, unless converted earlier. The merger and private offering of common stock, does not qualify as an IPO. The aggregate purchase price of $1,200,000 was allocated based on the fair value of the tangible and intangible assets acquired as follows:

    Inventory..................................................     $    218,623
    Manufacturing rights.......................................          981,377
                                                                    ------------
                                                                    $  1,200,000
                                                                    ============

      Amounts allocated to manufacturing rights are being amortized on the straight-line basis over a five-year period. Included in general and administrative expenses is amortization expense of approximately $49,000 for each of the three month periods ended March 31, 2003 and March 31, 2002, respectively.

(5)    LINE-OF-CREDIT ARRANGEMENT

      Diomed, Ltd., the Company's subsidiary in the United Kingdom, has a line of credit with Barclays Bank, which is limited to the lesser of (pound)1,200,000 ($1,895,000 at March 31, 2003) or 80% of eligible accounts receivable. This line bears interest at 3% above Barclays Bank's base rate (4.00% at March 31, 2003) and borrowings are due upon collection of receivables from customers. As security interest, Barclay's Bank has a lien on all of the assets of Diomed Ltd., excluding inventory and certain intellectual property.

      As of March 31, 2003, there were borrowings of (pound)94,744 ($149,600) outstanding under this line and available future borrowings of approximately $88,000.

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

(6)    DEBT

      A) QLT, INC.

               As of December 31, 2001, the two promissory notes due to QLT, in the aggregate principal amount of $1,175,000, for the acquisition of the manufacturing rights to the OPTIGUIDE(R) fibers (see Note 4) are shown on the consolidated balance sheet as convertible debt.

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



      B) PROMISSORY NOTE ISSUED TO CUSTOMER

               In October 2000, a customer advanced the Company $936,000 to secure certain key materials. In September 2001, the Company issued a Promissory Note to this customer in the amount of the advance. The
      Promissory Note bears interest, at an annual rate of 8.5%, which is payable quarterly in arrears. The Promissory Note matures on January 1, 2004 and does not provide for conversion rights into equity. As of March 31, 2003 and December 31, 2002, the balance outstanding to this Promissory Note was $936,000, and accrued interest was $19,618 and $20,053, respectively. As of March 31, 2003, the Promissory Note became a current liability as it is due on January 1, 2004.

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003


      C) BRIDGE LOANS FROM STOCKHOLDERS

               In September 2001, the Company received an aggregate of $500,000 from two stockholders of the Company in exchange for a bridge loan in the form of two secured promissory notes ("notes"), dated October 5, 2001. The notes mature on January 1, 2003 and bear an annual interest rate of 7.5%.

               The notes were convertible, at the election of the noteholders, into common stock prior to the maturity date under the following scenarios: 1) in the event the Company did not complete a reverse merger by October 31, 2001, the noteholders could have exercised their call option issued in the March 2001 Series A Preferred Stock financing (see
      Note 10(b)) and deliver their notes as payment, 2) in the event the Company completed a reverse merger, the notes were convertible into common stock at the lesser of $2.25 per share and the price per share in the reverse merger, 3) in the event of another type of financing transaction, as defined, the notes were convertible into common stock at the lesser of $2.25 per share and the price per share in the transaction, and 4) in the event of a merger or consolidation, excluding a reverse merger, the notes were convertible into common stock at the lesser of $2.25 per share and the price per share of any warrants issued in the transaction. However, if the Company successfully completed a reverse merger with a public company, where such public company has raised $10 million in gross proceeds in a private placement financing prior to the reverse merger, the notes would have become due and payable in cash within 10 days of the effective closing date. The call option expired on October 31, 2001.

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

               In December 2001, the Company received an additional aggregate of $200,000 from the same two noteholders through issuance of additional promissory notes, with terms identical to those specified above, except as noted below. The maximum conversion price of the notes and the exercise price of the warrants is $2.00 per share, adjustable for certain events as defined. In addition, the Company granted fully exercisable warrants to purchase an aggregate of 20,000 shares of common stock at a price per share equal to a maximum of $2.00, adjustable for certain events, as defined. The warrants expire two years from the date of issuance. The value ascribed to these 20,000 warrants was $15,000 and was calculated using the Black-Scholes option pricing model. The $15,000 was recorded as a debt discount and will be amortized to interest expense over the life of the notes. In addition, the beneficial conversion feature attributable to the warrants totaling $15,000 will be recorded as interest expense upon the occurrence of an event which will trigger the note's right to convert The Company completed a reverse merger by March 31, 2002, and accordingly did not have to issue any contingent warrants. Under the December 2001 notes, the conversion price of the notes and the exercise price of the warrants included under the October 2001 notes were reduced to a maximum of $2.00 to be consistent with the terms of the December 2001 notes. Such revision creates an additional beneficial conversion feature attributed to the reduction of the conversion price, totaling $62,500, to be recorded upon the occurrence of an event which will trigger the notes' right to

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

      convert. Additionally, such revision created an additional debt discount, attributed to the establishment of a new measurement date for the amended warrant, totaling $39,000.

               In February 2002, subsequent to the closing of the reverse merger, the $700,000 aggregate principal amount of the promissory notes, issued in October and December 2001, was repaid to the two stockholders, including cumulative interest. During the three month period ended March 31, 2002, the Company recorded $225,260 as additional non-cash interest expense related to warrants issued in connection with the bridge loan in 2001 and 2002, as well as beneficial conversion features discussed above which were triggered by the acquisition.


      D) PROMISSORY NOTES ISSUED TO SERVICE PROVIDERS

               In December 2002, the Company converted fees for legal services, in the amount of $416,102, into a Promissory Note. Payment terms include a $100,000 payment due upon completing the $2.0 million bridge financing on December 27, 2002 and the balance due upon completion of a longer-term capital financing in fiscal 2003, being the earlier of May 15, 2003 or the Company completing a debt or equity financing other than a bridge financing. The Promissory Note bears interest, at an annual rate of 6%, which accrues over the life of the Promissory Note and is payable upon maturity. The Promissory Note does not provide for conversion rights into equity. As of March 31, 2003 and December 31, 2002, the balance outstanding to this Promissory Note was $316,102, and accrued interest was $6,287 and $1,611, respectively.

               In December 2002, the Company converted fees due a professional service provider for external marketing initiatives, in the amount of $183,016, into a Promissory Note. Payment terms include a $50,000 payment due upon completing the $2.0 million bridge financing on December 27, 2002, a 20% surcharge of monthly services until the Promissory Note is paid, and the balance due upon completion of a longer-term financing in fiscal 2003. The Promissory Note does not bear any interest and does not provide for conversion rights into equity. As of March 31, 2003 and December 31, 2002, the balance outstanding to this Promissory Note was $123,360 and $129,106, respectively.


      E) BRIDGE LOANS FROM RELATED PARTY

               On December 27, 2002 (the "Closing Date"), the Company completed a $2.0 million bridge financing with Gibralt US, Inc (the "Lender"), whose Principal Samuel Belzberg is a member of the Company's Board of Directors. The financing is in the form of Notes, including $1.0 in Class A secured Notes and $1.0 million in Class B unsecured Notes (collectively known as the "Notes"), which are due on January 1, 2004. The Notes accrue interest, at an annual rate of 8%, over the life of the Notes and is payable upon maturity. The Company and the Lender entered into a Note Agreement, Class A Secured Note Agreement, Class B Unsecured Note Agreement, Security Agreement, Pledge Agreement, Registration Rights Agreement and Warrant Agreement. (collectively known as the "Bridge Financing Agreements") As of March 31, 2003 and December 31, 2002, the balance outstanding to these Notes was $2.0 million and accrued interest was $41,205 and zero, respectively.

               As security interest for the Notes, the Company formed a new subsidiary company ("PDT Co"), transferred its assets for photodynamic therapy ("PDT") to PDT Co, including intellectual property, manufacturing rights and trademarks for lasers and disposable Optiguide(R) fibers, and pledged 100% of the shares of stock in PDT Co to the Lender. As additional security interest, the Company pledged the following unencumbered assets of Diomed Inc. to the Lender: equipment, inventory, accounts receivable, intellectual property, and cash deposit accounts. The Lender's lien on the inventory is junior and subordinate to Axcan Pharma's lien on inventory as collateral for the September 2001 Promissory Note in the amount of $936,000, so long as Axcan Pharma's Promissory Note is outstanding.

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003


               The Company issued the Lender 100% warrant coverage or 8,333,333 Warrants based upon the $0.24 closing price of the Company's Common Stock on December 26, 2002. The Warrants are exercisable for a period of five years, beginning six months from the Closing Date, at an exercise price of $0.26, which is 110% of the market price of the stock on December 26, 2002. If the Company, over the life of the Warrants, issues Common Stock or Common Stock equivalents at a price per share less than the $0.26 exercise price of the Warrants, the number of Warrants and the exercise price of the Warrants are adjustable to the lower price per share. In the event of a merger or reorganization, the Warrants are convertible into the kind and number of shares of Common Stock, other securities or property into which the Warrants would have been converted into if the Warrants had been converted into Common Stock based on the provisions of the merger or reorganization.

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

               The Notes, including principal and accrued interest, are convertible into Common Stock at 80% of the Common Stock price, which is defined as : i) in the event of a financing transaction in which the Company issues Common Stock or Common Stock equivalents - the price per share of Common Stock or Common Stock equivalent (the weighted average if multiple financing transaction in a rolling 30-day period), ii) in the event of a financing transaction in which the Company does not issue Common Stock or Common Stock equivalents - the lower of the average of the closing price of the Common Stock for the fifteen day business period preceding the date of the public announcement of the financing transaction or the average of the closing price of the Common Stock for the fifteen day business period commencing the date after the date of the public announcement of the financing transaction, iii) in the event of a liquidity event in which any person or group other than a shareholder at the Closing Date becomes the beneficial owner, either directly or indirectly, of capital stock representing 51% of voting control of the Company - the price per share allocated to each share of Common Stock or Common Stock equivalent, iv) in the event of all other liquidity events - the lower of the average of the closing price of the Common Stock for the fifteen day business period preceding the date of the public announcement of the liquidity event or the average of the closing price of the Common Stock for the fifteen day business period commencing the date after the date of the public announcement of the liquidity event.

               In the event of a merger or reorganization, the Notes, including principal and accrued interest, are convertible into the kind and number of shares of Common Stock, other securities or property into which the Notes would have been converted into if the Notes had been converted into Common Stock on the business day preceding the merger or reorganization.

               Under the Registration Rights agreement, the Company agreed to notify the Lender (s) if the Company proposes to file certain future registration statements. The Company agreed to use its best efforts to include the registrable securities held by the Lender (s) in the registration statement, subject to certain defined limitations, if so requested by the Lender (s) within 30 days after receipt of said notice. The Lender (s) agreed to become subject to a "holdback period", by which it does not effect a public sale of stock for a period of up to 180 days following the effective date of the registration statement, if so requested by a managing underwriter of the offering which is the subject of that registration statement.

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

               The Notes and Warrants, on a pro rata basis to the Notes, are transferable in part or in whole by the Lender to one or more third parties, in accordance with all of the same terms granted the Lender by the Company. The Lender (s) may designate a member to the Company's Board of Directors while the Notes are outstanding. The Company is required to obtain the advance approval by the Lender (s) for future financing transactions during the life of the Notes.

               The Company may at its option call for redemption in whole or in part any of the Class A secured Notes, including principal and accrued interest, prior to the maturity of the Notes on January 1, 2004. No Class A Notes may be redeemed while any of the Class B unsecured Notes are outstanding. If fewer than all of the outstanding Class A Notes are to be redeemed, then all Class A Notes shall be partially redeemed on a pro-rata basis. If fewer than all outstanding Class B Notes are to be redeemed, then all Class A Notes shall be partially redeemed on a pro rata basis.

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

               In accordance with Emerging Issues Task Force (EITF) 00-27, "Application of EITF No.98-5 to Certain Convertible Instruments", the Company recorded a beneficial conversion feature in the amount of $2.0 million, which has been recorded as a debt discount to the Notes. The debt discount will be amortized over the term of the Notes through January 1, 2004, with full amortization of any remaining discount to occur if the Notes are converted to equity prior to the January 1, 2004 maturity date. Accordingly, the Notes were recorded at zero as of December 31, 2002 and zero amortization of the debt discount was recognized in the year ended December 31, 2002 as the corresponding amortization since December 27, 2002 was immaterial. In the three month period ended March 31, 2003, the Company recognized $500,000 in non-cash interest expense pertaining to this amortization of the debt discount, and accordingly, the Notes were recorded at $500,000. As of March 31, 2003, the Notes became a current liability as they are due on January 1, 2004.

               In connection with the bridge financing, the Company incurred $80,000 in related legal fees. As of December 31, 2002, these costs were capitalized as deferred financing costs and will be amortized to non-cash interest expense over the life of the Notes, such that the full amount of costs are amortized by the earlier of the maturity date of the Notes or by the month the Notes are converted into equity. In the three month period ended March 31, 2003, the Company recognized $20,000 in non-cash interest expense pertaining to this amortization of the deferred financing costs, and accordingly, the balance of the deferred financing costs was $60,000.

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

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003


      A summary of the current and long term debt at December 31, 2002 is as follows :


                                                  DECEMBER 31, 2002   DECEMBER 31, 2002
                                                         CURRENT         LONG-TERM

         Promissory notes payable                      $ 445,208       $        -

         Non-convertible debt                                  -          936,000
         Related party convertible debt (face value)           -        2,000,000
         Capital equipment leases                         33,993           10,018
                                                       -----------     ----------
                                                       $ 479,201       $2,946,018
                                                       ===========     ==========

      A summary of the current and long term debt at March 31, 2003 is as follows :

                                                      MARCH 31, 2003    MARCH 31, 2003
                                                          CURRENT         LONG-TERM


         Promissory notes payable                      $ 439,462        $       -

         Non-convertible debt                            936,000                -
         Related party convertible debt (face value)   2,000,000                -
         Capital equipment leases                         34,606                -
                                                      -----------       -----------
                                                     $ 3,410,068        $       -
                                                      ===========       ===========

      (7)    STOCK OPTIONS

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


                              DIOMED HOLDINGS, INC.
                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003


       A summary of stock option activity is as follows:

                                                                            WEIGHTED
                                            RANGE OF                         AVERAGE
                                            EXERCISE        NUMBER OF       EXERCISE
                                              PRICE          SHARES          PRICE


         Outstanding, December 31, 2000      2.24-8.23         840,640             4.37
            Granted                          1.25-2.25       1,056,653             1.33
            Forfeited                        3.50-6.36        (123,553)            2.75
                                         -------------   -------------    -------------

         Outstanding, December 31, 2001      1.25-8.23       1,773,740             2.65
                                         -------------   -------------    -------------

            Granted                          2.00-4.18         450,200             2.35
            Forfeited                        1.25-5.76        (620,655)            2.87
                                         -------------   -------------    -------------

         Outstanding, December 31, 2002  $   0.34-8.23       1,603,285    $        2.90
                                         =============   =============    =============


            Granted                          0.25-0.34        894,930              0.27

            Forfeited                        1.25-5.51       (176,737)             3.00
                                         -------------   -------------    -------------

         Outstanding, March 31, 2003     $   0.34-8.23       2,321,478    $        1.87
                                         =============   =============    =============


         Exercisable, December 31, 2001  $   1.25-8.23         911,537    $        3.83
                                         =============   =============    =============


         Exercisable, December 31, 2002  $  0.34-8.23       1,150,115    $        3.49
                                         =============   =============    =============



         Exercisable, March 31, 2003     $  0.34-8.23       1,318,652    $        2.67
                                         =============   =============    =============



As of March 31, 2003, 1,046,901 options were available for future grants under the Plans, including 610,671 options under the 1998 Plan and 436,230 options under the 2001 Plan. However, in the years ended December 31, 2001 and 2002, and the three month period ended March 31, 2003 the Company has granted options only under the 2001 Plan and does not intend to grant options under the 1998 Plan in the foreseeable future.

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003


The following table summarizes information relating to currently outstanding and exercisable options as of March 31, 2003.



                  OUTSTANDING                                           EXERCISABLE

                                 WEIGHTED
                                  AVERAGE
                                 REMAINING        WEIGHTED                WEIGHTED
                NUMBER OF       CONTRACTUAL        AVERAGE      NUMBER    AVERAGE
 EXERCISE PRICE   SHARES      LIFE (IN YEARS)   EXERCISE PRICE  SHARES EXERCISE PRICE

$ 0.34-2.00         1,587,810     8.9           $   0.67       694,932      $ 0.83
  2.25-3.54           310,468     3.7               2.58       267,083        2.56
  4.00-6.56           407,200     4.0               5.74       388,450        5.81
  8.05-8.23            16,000     2.9               8.06        16,000        8.06
                  -----------                   -----------   ---------   --------

                    2,321,478                   $   1.87      1,366,465     $ 2.67
                  ===========                   ===========  ==========   ========




         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the applicable period:


                                   DECEMBER 31     MARCH 31,
                                      2002          2003

Risk-free interest rate            1.84-4.74%    1.63-3.05%
Expected dividend yield                    -%            -%
Expected lives                        5 years       5 years
Expected volatility                       75%           75%
Weighted average grant date
   fair value per share           $     1.05   $       0.17
Weighted average remaining
   contractual life of options
   outstanding                      6.9 YEARS     7.9 YEARS

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003



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

            In January 2003, the Company granted fully exercisable options to purchase 60,930 shares of common stock at exercise price per share of $0.34 to the above-mentioned consultants in exchange for marketing services. The Company recorded the fair value of such options, based on the Black-Scholes option pricing model, as stock-based compensation expense totaling $8,600 in the statement of operations for the three month period ended March 31, 2003.

          In April 2002, the Company entered into an agreement with The Investor Relations Group, Inc., referred to as IRG, for investor relations and public relations services. In connection therewith, the Company granted to IRG Options to purchase up to 150,000 shares of Class A Stock at an exercise price of $5.35 per share. These Options were not granted under the 2001 Plan, but are subject to the terms and conditions of the 2001 Plan as if granted thereunder. Any unvested Options will be cancelled upon the termination of the IRG agreement. The Company calculated the fair value of these stock options, based on the Black-Scholes option pricing model.

            In November 2002, the Company terminated its agreement with IRG and accordingly, IRG has 43,750 stock options that are exercisable until November 2004. In the statement of operations for the year ended December 31, 2002, the Company recorded stock-based compensation expense in the amount of $80,586 related to the vested options.

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003



      WARRANTS

       A summary of warrant activity is as follows:

                                                                                             WEIGHTED
                                                                                             AVERAGE
                                                                                            REMAINING
                                                                             WEIGHTED     CONTRACTUAL
                                            RANGE OF        NUMBER OF         AVERAGE        LIFE (IN
                                         EXERCISE PRICE      SHARES       EXERCISE PRICE      YEARS)


         Outstanding, December 31, 2001      2.00-3.50        111,924             2.56        1.6

            Granted to stockholders               2.00         10,000             2.00        0.5

            Granted to related party              0.26      8,333,333             0.26        5.5

            Forfeited                                -              -                -          -
                                         -------------   -------------    -------------

Outstanding, December 31, 2002             $ 0.26-3.50      8,455,257      $      0.29        5.4
                                        ==============   =============    =============

             Granted to stockholders                 -              -                -
             Granted to related  party               -              -                -
             Forfeited                               -              -                -
                                         -------------   -------------    -------------

Outstanding, March 31, 2003                $ 0.26-3.50      8,455,257     $       0.29        5.2
                                         =============   =============    =============




8)       SEGMENT REPORTING

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

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

            This table presents revenues by reportable segment:

                                          THREE MONTH PERIOD ENDED MARCH 31,

                                                   2003              2002

Laser systems                                 $ 1,405,744      $   518,242
Fibers, accessories and service                   718,066          438,395
                                              -----------      -----------

Total                                         $ 2,123,810      $   956,637
                                              ===========      ===========

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003


The following table represents percentage of revenues by geographic destination:


                                  THREE MONTH PERIOD ENDED MARCH 31,
                                       2003            2002


North America                              61%             48%

Asia/Pacific                               26%             25%

Europe                                     11%             23%

Other                                       2%              4%
                                  ------------    ------------

Total                                     100%            100%
                                  ============    ============



The following table represents long-lived assets by geographic location:


                                   MARCH 31, 2003   DECEMBER 31, 2002

North America                     $      899,374    $    1,175,410
Europe                                   951,842         1,131,437
                                  --------------    --------------

     Total                        $    1,851,216    $    2,306,846
                                  ==============    ==============


(9)      MERGER AND PRIVATE OFFERING OF COMMON STOCK

            On February 14, 2002, Diomed Acquisition Corp. ("Acquisition"), a Delaware corporation and a wholly-owned subsidiary of Diomed Holdings, Inc., a Nevada corporation formerly known as Natexco Corporation (the "Parent") merged with and into the Company pursuant to an Agreement and Plan of Merger, dated as of January 29, 2002. In the merger (the "Merger") that occurred under the Agreement and Plan of Merger, the stockholders of the Company received shares of the Parent. As a condition to the Merger, Parent raised gross proceeds of $10,000,000 in a private offering of shares of its common stock. The shares issued in the private offering were not subject to refund, redemption or rescission and, accordingly, were included as a component of stockholders' equity, net of the applicable costs. The merger agreement provides that the proceeds of that offering will be available to the Company for payment of its existing obligations and, subject to the approval of its board of directors, certain future expenses, including the financing of product developments and acquisitions. Parent is obligated to use its best efforts to file a registration statement with the Securities Exchange Commission to register for resale its common shares that it issued in the private offering and those of its common shares that it issued to the Company's former stockholders and to cause the registration statement to be declared effective. In the event that the Parent fails to file or cause the registration statement to be declared effective within 240 days of completing the Merger, or remain effective through the first anniversary of the Merger, the Parent will be required to issue additional shares of its common stock, up to a maximum of 4% of the shares held by each party subject to the agreement.

            After the Merger, the Company's former stockholders own approximately 51% of the issued and outstanding shares of Parent (in terms of common share equivalents). The shares of Parent into which the shares of the Company's existing common stock and the Old Class A Stock were converted in the Merger and were thereafter automatically convertible into

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003


      Parent's common stock in installments beginning 60 days after Parent's registration statement was to become effective and continuing, unless interrupted under certain circumstances, until the second anniversary of the Merger, at which time all such shares were automatically convertible into shares of Parent's common stock.

            The Merger was accounted for as a recapitalization. The historical records of the Company are the historical records of Parent. Following the Merger, the business conducted by Parent is the business conducted by Diomed prior to the Merger.

            Costs of approximately $2.1 million related to the issuance of Parent's shares in the offering and its preparation and negotiation of the documentation for the Merger were paid by the Company at the closing of the Merger and subsequent to the Merger.




(10)     DECEMBER 2002 BRIDGE FINANCING


                  On December 27, 2002 (the "Closing Date"), the Company completed a $2.0 million bridge financing with Gibralt US, Inc (the "Lender"), whose Principal Samuel Belzberg is a member of the Company's Board of Directors. The financing is in the form of Notes, including $1.0 in Class A secured Notes and $1.0 million in Class B unsecured Notes (collectively known as the "Notes"), which are due on January 1, 2004. The Notes accrue interest, at an annual rate of 8%, over the life of the Notes and is payable upon maturity. The Company and the Lender entered into a Note Agreement, Class A Secured Note Agreement, Class B Unsecured Note Agreement, Security Agreement, Pledge Agreement, Registration Rights Agreement and Warrant Agreement.
         (collectively known as the "Bridge Financing Agreements")

               As security for the Notes, the Company formed a new subsidiary company ("PDT Co"), transferred its assets for photodynamic therapy
          ("PDT") to PDT Co, including intellectual property, manufacturing rights and trademarks for lasers and disposable Optiguide(R) fibers, and pledged 100% of the shares of stock in PDT Co to the Lender. As additional security, the Company granted a lien on the following unencumbered assets of Diomed Inc. to the Lender: equipment, inventory, accounts receivable, intellectual property, and cash deposit accounts. The Lender's lien on the inventory is junior and subordinate to Axcan Pharma's lien on inventory as collateral for the September 2001 Promissory Note in the amount of $936,000, so long as Axcan Pharma's Promissory Note is outstanding.

                  The Company issued the Lender 100% warrant coverage or 8,333,333 Warrants based upon the $0.24 closing price of the Company's Common Stock on December 26, 2002. The warrants are exercisable for a period of five years, beginning six months from the Closing Date, at an exercise price of $0.26. If the Company, over the life of the Warrants, issues Common Stock or Common Stock equivalents at a price per share less than the $0.26 exercise price of the Warrants, the number of Warrants and the exercise price of the Warrants are adjustable to the lower price per share. In the event of a merger or reorganization, the Warrants are convertible into the kind and number of shares of Common Stock, other securities or property into which the Warrants would have been converted into if the Warrants had been converted into Common Stock based on the provisions of the merger or reorganization.

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

                  The Notes, including principal and accrued interest, are convertible into Common Stock at 80% of the Common Stock price, which

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

         is defined as : i) in the event of a financing transaction in which the Company issues Common Stock or Common Stock equivalents - the price per share of Common Stock or Common Stock equivalent (the weighted average if multiple financing transaction in a rolling 30-day period), ii) in the event of a financing transaction in which the Company does not issue Common Stock or Common Stock equivalents - the lower of the average of the closing price of the Common Stock for the fifteen day business period preceding the date of the public announcement of the financing transaction or the average of the closing price of the Common Stock for the fifteen day business period commencing the date after the date of the public announcement of the financing transaction, iii) in the event of a liquidity event in which any person or group other than a shareholder at the Closing Date becomes the beneficial owner, either directly or indirectly, of capital stock representing 51% of voting control of the Company - the price per share allocated to each share of Common Stock or Common Stock equivalent, iv) in the event of all other liquidity events - the lower of the average of the closing price of the Common Stock for the fifteen day business period preceding the date of the public announcement of the liquidity event or the average of the closing price of the Common Stock for the fifteen day business period commencing the date after the date of the public announcement of the liquidity event

                  In the event of a merger or reorganization, the Notes, including principal and accrued interest, are convertible into the kind and number of shares of Common Stock, other securities or property into which the Notes would have been converted into if the Notes had been converted into Common Stock on the business day preceding the merger or reorganization.

                   Under the Registration Rights agreement, the Company agreed to notify the Lender (s) if the Company proposes to file certain future registration statements. The Company agreed to use its best efforts to include the registerable securities held by the Lender (s) in the registration statement, subject to certain defined limitations, if so requested by the Lender (s) within 30 days after receipt of said notice. The Lender (s) agreed to become subject to a "holdback period", by which it does not effect a public sale of stock for a period of up to 180 days following the effective date of the registration statement, if so requested by a managing underwriter of the offering which is the subject of that registration statement.

                    The Notes and Warrants, on a pro rata basis to the Notes, are transferable in part or in whole by the Lender to one or more third parties, in accordance with all of the same terms granted the Lender by the Company. The Lender (s) may designate a member to the Company's Board of Directors while the Notes are outstanding. The Company is required to obtain the advance approval by the Lender (s) for future financing transactions during the life of the Notes.

                   The Company may at its option call for redemption in whole or in part any of the Class A secured Notes, including principal and accrued interest, prior to the maturity of the Notes on January 1, 2004. No Class A Notes may be redeemed while any of the Class B unsecured Notes are outstanding. If fewer than all of the outstanding Class A Notes are to be redeemed, then all Class A Notes shall be partially redeemed on a pro-rata basis. If fewer than all outstanding Class B Notes are to be redeemed, then all Class A Notes shall be partially redeemed on a pro rata basis.

                   The Company will be in default if any of the following occurs : i) the Company fails to make payment of the principal and accrued interest by January 1, 2004 and the same continues for a period of two days, ii) any of the representations or warranties made by the Company in the Bridge Financing Agreements shall have been false or misleading in any material respect, iii) the Company fails to perform or observe in any material respect terms under the Bridge Financing Agreements and such failure is not cured within thirty days after written notice from the Lender (s), iii) the voluntary or judicial dissolution of the Company, iv) admission by the Company of its inability to pay its debts as they become due, iv) any default by the Company under any institutional indebtedness, and v) commencement of bankruptcy proceedings.

                   In connection with the bridge financing, a debt discount valued at $2.0 million was incurred as a result of the issuance of warrants and the beneficial conversion feature related to the immediate convertibility of the Notes to equity. The value ascribed to the warrants was approximately $1.2 million, as calculated using the Black-Scholes option pricing model, and the value ascribed to the beneficial conversion feature was $0.8 million. As of December 31,

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

         2002, the $2.0 million was recorded as a debt discount and will be amortized ratably to interest expense over the life of the Notes, such that the full principal amount of $2.0 million is recognized by the earlier of the maturity date or by the month the Notes are converted into equity. In the three month period ended March 31, 2003, the Company recognized $500,000 in non-cash interest expense pertaining to this amortization of the debt discount, and accordingly, the Notes were recorded at $500,000.

                   In connection with the bridge financing, the Company incurred $80,000 in related legal fees. As of December 31, 2002, these costs were capitalized as deferred offering costs and will be amortized to non-cash interest expense over the life of the Notes, such that the full amount of costs are amortized by the earlier of the maturity date of the Notes or by the month the Notes are converted into equity. In the three month period ended March 31, 2003, the Company recognized $20,000 in non-cash interest expense pertaining to this amortization of the deferred financing costs, and accordingly, the balance of the deferred financing costs was $60,000.


 (11)    CAPITAL RESTRUCTURING AND INTERIM FINANCING

               On May 7, 2003 we entered into certain transactions with three of our directors and four of our existing securityholders. One of these existing securityholders, Gibralt US, Inc., was, together with its affiliates, the beneficial owner of approximately 6.6% of our outstanding shares prior to these transactions. Gibralt US is an affiliate of one of our directors, Samuel Belzberg. As part of these transactions, we issued preferred shares convertible into 30,138,792 shares of our Common Stock, representing in the aggregate approximately 50.36% of our Common Stock and common stock equivalents outstanding after the transactions, to these directors and securityholders. The securityholders exchanged both their contractual rights to convert into shares of Common Stock the $2,000,000 principal amount of notes that they purchased from us in December 2002 and their warrants to purchase 8,333,333 shares of Common Stock that they purchased together with the notes, all for 27,117,240 of the common share equivalents that we issued. We issued the remaining 3,021,552 common share equivalents on May 7, 2003 as part of an interim financing in which Gibralt US and two of our directors, James A. Wylie, Jr. and Peter Norris, committed to provide financing of up to $1,200,000 in the form of short-term secured notes.

               By way of background, in December 2002, we had issued $2,000,000 in aggregate principal amount of short term convertible secured notes and warrants to purchase 8,333,333 shares of Common Stock to Gibralt US. In March 2003 Gibralt US transferred $500,000 in aggregate principal amount of the notes and 2,083,334 of the warrants to unaffiliated third parties.

               During the first quarter of 2003, it became clear that the successful operations of the company would require additional working capital. In April 2003 we began discussions with Gibralt US with a view to its providing early in the quarter interim financing in addition to that it had provided in December 2002. We also began to consider a subsequent financing expected to begin later in the quarter that would address our longer term capital needs. In late April we elected to obtain interim financing from Gibralt and two of our directors. At the same time we proposed a restructuring of the securities issued in December 2002 to improve our access to the financial markets and enhance the likelihood of a subsequent financing. Therefore, we offered to repurchase from the December 2002 securityholders certain of their rights that, in light of current market conditions, might make it more difficult to successfully complete a subsequent financing in the current market.

               Using the Black Scholes valuation methodology, we calculated the monetary value of the rights of holders of our December 2002 notes to convert their notes into shares of our Common Stock and the monetary value of the Common Stock purchase warrants that we issued in December 2002 in connection with the notes. We further engaged a professional valuation firm to provide a professional opinion as to the valuations that we had utilized. The price per share that we employed to calculate the number of shares to equal to the monetary value of the rights that the securityholders would be surrendering was the presumed price per share of our Common Stock after giving effect to the issuance of those shares.

               The lenders in our May 2003 interim financing have the right to participate in our contemplated subsequent financing. Their participation rights require that if they elect to participate in this contemplated financing, they will do so on the same terms and conditions as the investors that participate in the contemplated financing by redeeming their notes upon our completion of the contemplated financing on an equivalent basis into the securities that we sell in that financing. In determining the price at which we sold our notes to our lenders in May 2003, an independent committee of our board of directors considered the added risk that the lenders would be accepting in light of the uncertainty of the completion of the contemplated financing. The notes issued to Gibralt US and the other securityholders in December 2002 provided that the noteholders had the right to participate in the next following financing of the Company at a discount of 20% to the price to be paid by investors in that next financing. Using this discount factor, among other things, as a benchmark for arriving at a value for the risk that our interim financing lenders would be assuming, the independent committee agreed to issue to the lenders preferred shares convertible into 3,021,552 shares of our Common Stock, allocated according to the lenders' respective loan commitments to the Company.

               Although we have closed the exchange transaction and the interim financing, we are in discussions with the holders of the December 2002 notes and the holders of the May 2003 notes regarding further modifications that may be necessary to commence the contemplated financing.

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

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

         In view of our relatively limited operating history, we have limited experience forecasting our revenues and operating costs. Therefore, we believe that period-to-period comparisons of financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. To date, the Company has incurred substantial costs to create our products. As of March 31, 2003, we had an accumulated deficit of approximately $41.5 million. We may continue to incur operating losses due to spending on research and development programs, clinical trials, regulatory activities, marketing and administrative activities. This spending may not correspond with any meaningful increases in revenues in the near term, if at all. As such, these costs may result in negative operating cash flows until such time as the Company generates sufficient revenue to offset such costs.

         The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes set forth above in this Quarterly Report, the Descriptive Memorandum and our 2002 Annual Report on Form 10-KSB (as amended).



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

         Using our proprietary technology in certain methods of synchronizing diode light sources and in certain optical fibers, we currently focus on endovenous laser treatment (our EVLT(TM) product line) for use in varicose vein treatments, photodynamic therapy (our PDT product line) for use in cancer treatments, and other clinical applications. Using high power semiconductor diodes as their energy source, our diode lasers combine clinical efficacy, operational efficiency and cost effectiveness in a versatile, compact, lightweight, easy-to-use and easy-to-maintain system.

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

         EVLT(TM) was a primary source of revenue in 2002. Diomed expects that EVLT(TM) will continue to be a primary source of revenue in 2003. Diomed believes that EVLT(TM) will result in a high level of commercial acceptance due to its quick recovery period, immediate return to one's normal routine barring vigorous physical activities, reduced pain and minimal scarring, and reduced costs compared to vein stripping, the current prevalent clinical treatment for varicose veins. We developed our EVLT(TM) product line as a complete clinical solution  and  marketing  model,  including a laser,  disposable  kit,  clinical training and marketing plan, to assist office-based and hospital-based physicians in responding to the demand for treatment of varicose veins in a minimally invasive manner. Diomed also published a health insurance reimbursement guide as a sales and marketing tool to assist physicians in the reimbursement submission process. We believe that these attributes, in addition to EVLT(TM)'s superior clinical trial results, favorable peer reviews and comparatively larger and longer follow-up data reports also provide EVLT(TM) with a competitive advantage over competing traditional and minimally invasive varicose vein treatment products.

         Diomed expects that as the number of EVLT(TM) procedures performed increases so will its sales of associated disposable items. Diomed believes that the U.S. represents the single largest market for EVLT(TM). Diomed is targeting its sales and marketing efforts at hospitals, private physician practices and clinics, and focuses on leading hospitals.

         Diomed has developed a website - WWW.EVLT.COM - to implement its push / pull strategy to attract the interest of both patients and physicians. EVLT.com provides patients with education about treatment options and benefits of EVLT(TM) and provides physicians with education about the EVLT(TM) procedure. Also, patients can inquire about the nearest physician performing EVLTTM by inputting their city and state.

         The sales cycle for selling capital equipment, such as medical lasers, is a dynamic one that can be prolonged by several factors, including:

     o    the customer's internal approval process;

     o hospital determinations as to the speciality of physician performing the EVLT(TM)procedure and the facility where these procedures will be performed;

     o the physician's desire to observe an EVLT(TM)procedure prior to making a purchase decision; and

     o    budget constraints for capital equipment.

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

      Based on the dynamics of the selling process, in late March 2002 Diomed made the decision to hire a direct sales force to commercialize EVLT(TM). At the end of May 2002, Diomed had hired, trained and deployed eight new direct sales representatives in key strategic markets across the U.S. to supplement its existing sales infrastructure of independent sales representatives. In October 2002, based on the positive sales performance in the third quarter, the Company nearly doubled the size of its direct sales force to 17 representatives. In addition, in September 2002, Diomed engaged Sigmacon Health Products Corporation of Toronto, Ontario as its distributor in the Canadian market. The Company will continue to monitor sales activities and sales strategies, and adjust the number of direct sales representatives and indirect sales representatives to address market needs and opportunities in the future.


      Diomed's sales of its PDT product line are dependent to an extent upon the clinical development process and the commercialization of PDT drugs by PDT drug companies. As a result, our sales may fluctuate in relation to the timing of PDT drug companies achieving their strategic initiatives. In 2002, we changed our sales strategy with respect to sales of our PDT product line. In 2001, our collaborative partner, Axcan Pharma, lead the sales effort for PDT in conjunction with Axcan Pharma's drug, Photofrin. In 2002, Diomed and Axcan Pharma decided to use Diomed's sales staff in addition to Axcan Pharma's own efforts to sell Photofrin and our related PDT products. We have not yet had sufficient time to discern what affect this change in sales strategy will have on future sales of our PDT product line and whether this change will have a material impact on our revenues. We are unable to predict any probable impact on our revenues because EVLT(TM), and not PDT, is our primary source of revenue for 2002 and because Photofrin is the first PDT drug that Axcan Pharma commercialized. Consequently, there is no relevant historical data on which to base sales assumptions.

      Diomed works jointly and early on with photodynamic therapy drug (PDT) companies in their clinical development process in order to design a laser that optimizes the most effective wavelength in combination with their PDT drugs. We have long-term relationships with some of the world's leading photodynamic therapy drug companies, including Axcan Pharma, DUSA, Pharmacyclics and QLT, and have sold them lasers in support of their clinical trials for photodynamic therapy applications. In August 2000, Axcan Pharma and Diomed together received regulatory approval for Diomed's 630nm laser and OPTIGUIDE(R) fiber, and Axcan's Photofrin drug used in the treatment for late stage lung and esophageal cancers. Axcan Pharma is developing other clinical applications using Photofrin, including treatment for Barrett's Esophagus, a pre-cursor to cancer of the esophagus. Axcan Pharma is pursuing an application for FDA clearance for Photofrin and Diomed's lasers and fibers for use in the treatment of Barrett's Esophagus. In December 2002, the FDA issued an approvable letter regarding this application. An FDA approvable letter typically indicates that the FDA intends to approve the application. In its approvable letter, the FDA states that it has reviewed the application and requests further clinical information mostly relating to 24-month follow-up data. Axcan Pharma anticipates that final approval may be issued by the end of the second quarter in 2003.

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

      In 2003, Diomed expects to continue to focus on the development and growth of EVLT(TM) sales in the U.S. while simultaneously pursuing channels for future sales worldwide, to support the development and approval of new applications for PDT products, and to continue the development of enhancements to our products in order to further improve their effectiveness and manufacturing efficiency.

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

      For foreign currency translation purposes, the assets and liabilities of Diomed Ltd. are translated at the rate of exchange in effect at the Balance Sheet date, while stockholders' equity, excluding the current year's loss, is translated at historical rates. Results of operations are translated using the weighted average exchange rate in effect during the period. Resulting translation adjustments are recorded as a separate component of stockholders' equity in our balance sheets.

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

      We have been unprofitable since our founding and have incurred a cumulative net loss of approximately $41.5 million as of March 31, 2003. We may continue to incur substantial and possibly increasing operating losses due to spending on research and development programs, clinical trials, regulatory activities, and the costs of manufacturing, marketing and administrative activities.


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2002

REVENUES
         Revenues for the three months ended March 31, 2003 were $2.1 million, $1.2 million, or 122%, increase from $0.9 million for the three months ended March 31, 2002.

         In the three months ended March 31, 2003, approximately $1.4 million, or 66%, of our total revenues were derived from laser sales, as compared to approximately $0.5 million, or 55% in the three months ended March 31, 2002. In the three months ended March 31, 2003, approximately $0.7 million, or 34%, of our total revenues were derived from sales of disposable fibers and kits, accessories and service, as compared to approximately $0.4 million, or 45% in the three months ended March 31, 2002.

         The increase in revenues is principally due to the commercialization of EVLT(TM) for the treatment of varicose veins, subsequent to receiving FDA approval in January 2002. In the first quarter of 2003, the Company experienced an approximate 740% increase in the sale of EVLT related disposable kits and fibers as compared to the first quarter in 2002. This increase represents a strong growth trend in a recurring revenue stream from disposable sales, which is a key element in the Company's business model.


COST OF REVENUES
         Cost of revenues for the three months ended March 31, 2003 was $1.4 million, $0.2 million, or 21%, increase from $1.2 million for the three months ended March 31, 2002. This is principally due to the cost of revenues associated with the increase in sales volume from the commercialization of EVLT(TM).

GROSS MARGIN

         Gross margin for the three months ended March 31, 2003 was $0.7 million, a $0.9 million, or 465%, increase from $0.2 million in loss for the three months ended March 31, 2002. This increase was principally due to the increased sales volume from the commercialization of EVLT(TM), and as a result, more fixed costs for production, quality, and service were covered in 2003 as compared to 2002.

 RESEARCH AND DEVELOPMENT EXPENSES
         Research and development expenses for the three months ended March 31, 2003 principally remained unchanged at $188,000, a $17,000, or 10%, increase from $171,000 for the three months ended March 31, 2002.

SELLING AND MARKETING EXPENSES
         Selling and marketing expenses for the three months ended March 31, 2003 were $1.1 million, a $0.8 million, or 234%, increase from $0.3 million for the three months ended March 31, 2002. The increase was principally due to staff costs associated with the direct sales force that was hired in the second half of 2002, including salary, commissions, payroll taxes, benefits and travel, and heavy trade show participation in 2003 in support of the commercialization of EVLT(TM), that were not incurred in the three months ended March 31, 2002. In fiscal 2003, the Company anticipates investing much of its resources in sales and marketing programs to support the aggressive commercialization of EVLT(TM).

GENERAL AND ADMINISTRATIVE EXPENSES
         General and administrative expenses for the three months ended March 31, 2003 principally remained unchanged at $801,000, a $20,000, or 2%, decrease from $821,000 for the three months ended March 31, 2002. In fiscal 2002, the Company implemented the infra-structure to support becoming a public company via the reverse merger in February 2002.

INTEREST EXPENSE, NET
         Interest expense for the three months ended March 31, 2003 was $0.6 million, a $0.3 million, or 100%, increase from $0.3 million for the three months ended March 31, 2002.

         Interest expense in the three months ended March 31, 2002 includes non-cash charges totaling approximately $225,000. In 2001, the Company issued Promissory Notes, in the aggregate principal amount of $700,000, to two stockholders of the Company in exchange for bridge loans and granted these two stockholders fully exercisable warrants to purchase an aggregate of 80,000 shares of common stock. We recorded the value of such warrants, calculated using the Black-Scholes option pricing model, as a debt discount that would be amortized to interest expense over the life of the notes. In addition, we recorded the beneficial conversion feature attributable to the warrants as interest expense upon the closing of the Merger, which triggered the right to convert the notes.

         Interest expense in the three months ended March 31, 2003 includes non-cash charges totaling approximately $520,000 related to the $2.0 million in December 2002 Bridge Notes. In accordance with Emerging Issues Task Force (EITF) 00-27, "Application of EITF No.98-5 to Certain Convertible Instruments", the Company recorded a beneficial conversion feature in the amount of $2.0 million, which has been recorded as a debt discount to the Notes. The debt discount will be amortized over the term of the Notes through January 1, 2004, with full amortization of any remaining discount to occur if the Notes are converted to equity prior to the January 1, 2004 maturity date. Accordingly, the Notes were recorded at zero as of December 31, 2002 and zero amortization of the debt discount was recognized in the year ended December 31, 2002 as the corresponding amortization since December 27, 2002 was immaterial. In the three month period ended March 31, 2003, the Company recognized $500,000 in non-cash interest expense pertaining to this amortization of the debt discount, and accordingly, the Notes were recorded at $500,000.

         Also, in connection with the December 2002 Bridge Notes, the Company incurred $80,000 in related legal fees. As of December 31, 2002, these costs were capitalized as deferred financing costs and will be amortized to non-cash interest expense over the life of the Notes, such that the full amount of costs are amortized by the earlier of the maturity date of the Notes or by the month the Notes are converted into equity. In the three month period ended March 31, 2003, the Company recognized $20,000 in non-cash interest expense pertaining to this amortization of the deferred financing costs.




LIQUIDITY, CAPITAL RESOURCES AND CAPITAL TRANSACTIONS

         Since inception through March 31, 2003, we have incurred a cumulative loss of approximately $41.5 million and may continue to incur operating losses for the next few years, dependent upon the commercial success of EVLT(TM) post-FDA clearance. We have financed our operations primarily through private placements of common stock and preferred stock, and private placements of convertible notes and short-term notes and credit arrangements.

      In December 2002, the Company completed a bridge financing with Gibralt US, Inc. ("Gibralt") in the form of $2.0 million in secured and unsecured convertible Notes due January 1, 2004, and issued warrants to purchase 8,333,333 shares of Common Stock. In order to fund its operations in 2003, to enable the Company to expand critical sales and marketing programs and to further strengthen Diomed's leadership position in the marketplace, the Company will need to complete an additional debt or equity financing or put in place a credit facility to supplement the Company's commercialization of EVLT(TM). The Company anticipates it will have access to additional funding sources. The Company will require the proceeds of any such financing, together with its current cash resources, to continue as a going concern, and will use these proceeds to fund its operations and commercialize its products in 2003. Additional financing may not, however, be available on acceptable terms or at all. The inability to obtain additional financing would cause the Company to reduce or cease operations, sell all or a portion of its assets, seek a sale of the Company or enter into a business combination with a third party.

     On May 7, 2003 we entered into certain transactions with three of our directors and four of our existing securityholders. One of these existing securityholders, Gibralt US, Inc., was, together with its affiliates, the beneficial owner of approximately 6.6% of our outstanding shares prior to these transactions. Gibralt US is an affiliate of one of our directors, Samuel Belzberg. As part of these transactions, we issued preferred shares convertible into 30,138,792 shares of our Common Stock, representing in the aggregate approximately 50.36% of our Common Stock and common stock equivalents outstanding after the transactions, to these directors and securityholders. The securityholders exchanged both their contractual rights to convert into shares of Common Stock the $2,000,000 principal amount of notes that they purchased from us in December 2002 and their warrants to purchase 8,333,333 shares of Common Stock that they purchased together with the notes, all for 27,117,240 of the common share equivalents that we issued. We issued the remaining 3,021,552 common share equivalents on May 7, 2003 as part of an interim financing in which Gibralt US and two of our directors, James A. Wylie, Jr. and Peter Norris, committed to provide financing of up to $1,200,000 in the form of short-term secured notes.

     By way of background, in December 2002, we had issued $2,000,000 in aggregate principal amount of short term convertible secured notes and warrants to purchase 8,333,333 shares of Common Stock to Gibralt US. In March 2003 Gibralt US transferred $500,000 in aggregate principal amount of the notes and 2,083,334 of the warrants to unaffiliated third parties.

     During the first quarter of 2003, it became clear that the successful operations of the company would require additional working capital. In April 2003 we began discussions with Gibralt US with a view to its providing early in the quarter interim financing in addition to that it had provided in December 2002. We also began to consider a subsequent financing expected to begin later in the quarter that would address our longer term capital needs. In late April we elected to obtain interim financing from Gibralt and two of our directors. At the same time we proposed a restructuring of the securities issued in December 2002 to improve our access to the financial markets and enhance the likelihood of a subsequent financing. Therefore, we offered to repurchase from the December 2002 securityholders certain of their rights that, in light of current market conditions, might make it more difficult to successfully complete a subsequent financing in the current market.

     Using the Black Scholes valuation methodology, we calculated the monetary value of the rights of holders of our December 2002 notes to convert their notes into shares of our Common Stock and the monetary value of the Common Stock purchase warrants that we issued in December 2002 in connection with the notes. We further engaged a professional valuation firm to provide a professional opinion as to the valuations that we had utilized. The price per share that we employed to calculate the number of shares to equal to the monetary value of the rights that the securityholders would be surrendering was the presumed price per share of our Common Stock after giving effect to the issuance of those shares.

     The lenders in our May 2003 interim financing have the right to participate in our contemplated subsequent financing. Their participation rights require that if they elect to participate in this contemplated financing, they will do so on the same terms and conditions as the investors that participate in the contemplated financing by redeeming their notes upon our completion of the contemplated financing on an equivalent basis into the securities that we sell in that financing. In determining the price at which we sold our notes to our lenders in May 2003, an independent committee of our board of directors considered the added risk that the lenders would be accepting in light of the uncertainty of the completion of the contemplated financing. The notes issued to Gibralt US and the other securityholders in December 2002 provided that the noteholders had the right to participate in the next following financing of the Company at a discount of 20% to the price to be paid by investors in that next financing. Using this discount factor, among other things, as a benchmark for arriving at a value for the risk that our interim financing lenders would be assuming, the independent committee agreed to issue to the lenders preferred shares convertible into 3,021,552 shares of our Common Stock, allocated according to the lenders' respective loan commitments to the Company.

     Although we have closed the exchange transaction and the interim financing, we are in discussions with the holders of the December 2002 notes and the holders of the May 2003 notes regarding further modifications that may be necessary to commence the contemplated financing.

         We had cash of approximately $131,000 at March 31, 2003 and approximately $1.9 million as of December 31, 2002.

         Cash used in operations for the three months ended March 31, 2003 was approximately $1.7 million. This is principally attributable to the payment of prepaid annual business insurance premiums ($400,000) and fixed overhead costs, including rent, salaries, benefits and taxes that was not covered by sales.

         Cash used in investing activities for the three months ended March 31, 2003 was approximately $70,000. The net cash used by investing activities was principally related to demo equipment within property, plant and equipment, for customer trial programs and for use by the direct sales force in the field.

         Cash used in financing activities for the three months ended March 31, 2003, was approximately $82,000. Cash used in financing activities principally was for the pay down of the Barclays bank line of credit, as well as nominal payments for capital equipment leases and payments against a short-term promissory note to a service provider.


BANK LINE OF CREDIT

      Diomed, Ltd., the Company's subsidiary in the United Kingdom, has a line of credit with Barclays Bank, which is limited to the lesser of (pound)1,200,000 ($1,895,000 at March 31, 2003) or 80% of eligible accounts receivable. This line bears interest at 3% above Barclays Bank's base rate (4.00% at March 31, 2003) and borrowings are due upon collection of receivables from customers. As security interest, Barclay's Bank has a lien on all of the assets of Diomed Ltd., excluding inventory and certain intellectual property.

      As of March 31, 2003, there were borrowings of (pound)94,744 ($149,600) outstanding under this line and available future borrowings of approximately $88,000.

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

      Senior management reviews accounts receivable on a monthly basis to determine if any receivables could potentially be uncollectible. The Company includes specific accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on available information, the Company believes its allowance for doubtful accounts as of March 31, 2003 is adequate.

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




PART II:  OTHER INFORMATION



ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the first quarter of 2003, the Company issued options to purchase up to 800,000 shares of its Class A Stock, and upon conversion of those shares 800,000 shares of its common stock, at a purchase price of $0.26 per underlying share to the new President and CEO, 34,000 shares of its Class A Stock, and upon conversion of those shares 34,000 shares of its common stock, at a purchase price of $0.25 to $0.33 per underlying share to non-executive employees, and 60,930 shares of its Class A Stock, and upon conversion of those shares 60,930 shares of its common stock, at a purchase price of $0.34 per underlying share to two consultants as follows:

                                                 OPTIONS GRANTED

            OPTIONEE                  (EXPRESSED IN SHARES OF COMMON STOCK)
           ----------                 ------------------------------------

            New President and CEO                      800,000

            Non-Executive Employees                     34,000

            Robert Min (consultant)                     30,775

            Steven Zimmet (consultant)                  30,155


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





ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In the first quarter of 2003, there were no submissions of matters to a vote of security holders.



ITEM 5.  OTHER


CEO TRANSITION AND NEW CHAIRMAN OF THE BOARD

         On January 13, 2003,  the Company  announced  that James A. Wylie,
Jr., had been appointed to the position of President & CEO replacing Peter Klein, who left to pursue personal interests. Mr. Klein will continue to serve as a member of Diomed's Board of Directors. Diomed also announced that Geoffrey
H. Jenkins had been appointed as Chairman of the Board, effective January 1, 2003 upon the resignation of James Arkoosh, who left the Company to pursue personal interests. Mr. Jenkins has been serving as a member of Diomed's Board of Directors since the Spring of 2001.


NEW BOARD MEMBERS

         On March 13, 2003, the Company elected Mr. Gary Brooks (CMC, CTP) and Mr. David H. Swank to the Board of Directors, increasing the size of the Board to eight Directors. Both gentlemen will serve on the Audit Committee and Mr. Swank will assume the position of Chairman, Audit Committee.

REGULATORY APPROVAL OF EVLT IN CANADA

         In February 2003, the Company received regulatory approval from Health Canada, allowing the Company to immediately market EVLT for the treatment of varicose veins in the Canadian market.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS.

Exhibit No. 99.1 Statement Under Oath of Principal Financial Officer Regarding Facts And Circumstances Relating to Exchange Act Filings.

Exhibit No. 99.2 Statement Under Oath of Principal Executive Officer Regarding Facts And Circumstances Relating to Exchange Act Filings.

REPORTS ON FORM 8-K. State whether any reports on Form 8-K were filed during the quarter for which this report is filed, listing the items reported, any financial statements filed and the dates of such reports.


            On January 13, 2003, the Company filed a Current Report on Form 8-K in connection with the Company's new President and CEO, and Chairman of the Board. Also, included was a copy of James A Wylie Jr.'s employment contract.

            On May 15, 2003, the Company filed a Current Report on Form 8-K in connection with the May 7, 2003 interim financing and the restructuring of the December 2002 bridge Notes. Included was a copy of the related documents - Exchange Agreement, Class C Notes Agreement, Class D Notes Agreement, Secured Loan Agreement, Amended and Restated Pledge Agreement, Amended and Restated Security Agreement, Amended and Restated Registration Rights Agreement, and Legal Opinion by McGuirewoods, LLP.

SIGNATURES

         IN ACCORDANCE WITH SECTION 13 OR 15(D) OF THE EXCHANGE ACT, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED HEREUNTO DULY AUTHORIZED.


                         DIOMED HOLDINGS, INC.
                         (Registrant)





                           By:      /s/ James A. Wylie, Jr.
                               ------------------------------------------------
                           Name:     James A. Wylie, Jr.

                           Title:    President and Chief Executive Officer,
                                     Director



                             Date:  May 15, 2003

                                  /s/ Lisa M. Bruneau
                                   ---------------------------------
                            Name:  Lisa M. Bruneau
                            Title: Principal  Financial  Officer,
                                   Vice  President,
                                   Finance, Secretary and Treasurer

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO 18 U.S.C 1350, AS ADOPTED AND THE REQUIREMENTS OF SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, James A. Wylie, Jr., Chief Executive Officer and President of Diomed Holdings, Inc. (the "Company") do hereby certify that:

1. I have reviewed this quarterly report on Form 10-QSB for the three months ended March 31, 2003 of the Company;

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

                                 /s/  JAMES A. WYLIE, JR.
                                 James A. Wylie, Jr.
                                 President and Chief Executive Officer
May 15, 2003

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO 18 U.S.C 1350, AS ADOPTED AND THE REQUIREMENTS OF SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Lisa M. Bruneau, Principal Financial Officer of Diomed Holdings, Inc. (the "Company") do hereby certify that:

1. I have reviewed this quarterly report on Form 10-QSB for the three months ended March 31, 2003 of the Company;

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

e) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

f) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

                                     /s/ LISA M. BRUNEAU
                                     Lisa M. Bruneau
                                     Principal Financial Officer
May 15, 2003