Form 10QSB
period 2003-06-30
DIOMED HOLDINGS INC
filed 2003-08-18
CIK 1074874

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                               -------------------

                                   FORM 10-QSB
                               -------------------

(Mark One)

      X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    -----                SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2003

                                       or

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
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization) ,

             1 Dundee Park
              Andover, MA                                 01810
    (Address of principal executive offices)           (Zip Code)

                           DIOMED HOLDINGS, INC. AND SUBSIDIARIES


                                    Quarterly Report on Form 10-QSB
                          For the Three Months and Six Months Ended June 30, 2003

                                          Table of Contents

  Item Number                                                                                   Page Number
                                     Caption
                  Part I - Financial Information

       1          Unaudited Consolidated Balance Sheets - June 30, 2003 and December 31, 2002        F-1

                  Unaudited Consolidated Statements of Operations - Three Months and Six             F-3
                  Months Ended June 30, 2003 and 2002

                  Unaudited Consolidated Statements of Cash Flows - Six Months Ended June            F-4
                  30, 2003 and 2002

                  Notes to Consolidated Financial Statements                                         F-5

       2          Management's Discussion and Analysis or Plan of Operation                            1
       3          Controls and Procedures                                                             12

                  Part II - Other Information                                                         13
       1          Legal Proceedings                                                                   13
       4          Submission of Matters to a Vote of Security Holders                                 13
       6          Exhibits and Reports on Form 8-K                                                    13
                  Signatures                                                                          15





Diomed Holdings, Inc.
Consolidated Balance Sheets
(unaudited)

Assets                                                                   JUNE 30, 2003   DECEMBER 31, 2002
                                                                          (unaudited)          (audited)
Current Assets:
   Cash and cash equivalents                                            $       249,441  $     1,848,646

   Restricted cash                                                                    -           75,000
   Accounts receivable, net of allowance for doubtful accounts of
     $327,000 and $308,000 in 2003 and 2002, respectively                       628,466          676,444
   Inventories                                                                1,742,692        2,012,141
   Prepaid expenses and other current assets                                    649,553          214,253
                                                                        ---------------  ---------------

         Total current assets                                                 3,270,152        4,826,484
                                                                        ---------------  ---------------

Property and Equipment:
   Office equipment and furniture and fixtures                                1,269,764        1,229,307
   Manufacturing equipment                                                      780,917          731,787
   Leasehold improvements                                                       800,109          652,141
                                                                        ---------------  ---------------

                                                                              2,850,790        2,613,235

   Less--Accumulated depreciation and amortization                            2,053,734        1,548,085
                                                                         ---------------  ---------------

                                                                                797,056        1,065,150

Intangible Assets, net of accumulated amortization of  $515,000 and
$417,000 in 2003 and 2002, respectively                                         566,127          564,270
                                                                        ---------------  ---------------

Other Assets:

   Deposits                                                                     329,161          597,426

   Deferred offering costs                                                      198,682                -

   Deferred financing costs                                                      42,584           80,000
                                                                        ---------------  ---------------

         Total other assets                                                     570,427          677,426
                                                                        ---------------  ---------------

                                                                        $     5,203,762  $     7,133,330
                                                                        ===============  ===============



Liabilities and Stockholders' EQUITY (DEFICIT)
Current Liabilities:
   Bank loan                                                            $        54,896  $       216,306
   Related party redeemable Debt ($1,100,000 face value,
   net of $200,000 in debt discount at June 30, 2003) (Note 5f)                 900,000                -
   Promissory notes (Notes 5b and 5d)                                         1,373,754          445,208
   Current maturities of capital lease obligations                               27,254           33,993
   Deferred revenue                                                              22,716                -
   Accounts payable                                                           1,658,285        1,608,623
   Accrued expenses                                                           1,489,965        1,444,100
                                                                        ---------------  ---------------

         Total current liabilities                                            5,526,870        3,748,230
                                                                        ---------------  ---------------


Promissory Note Payable, less current maturities                                      -          936,000

Related Party Convertible Debt, less current maturities ($2,000,000
face value, net of $2,000,000 debt discount at December 31, 2002)(Note 5e)            -                -

Related Party Debt, less current maturities ($2,000,000 face value,
      net of $1,935,484 debt discount at June 30, 2003)  (Note 5e)               64,516                -

Capital Lease Obligations, less current maturities                                    -           10,018
                                                                        ---------------  ---------------

                Total liabilities                                             5,591,386        4,694,248
                                                                        ---------------  ---------------

Stockholders' Equity (Deficit):

   Preferred stock., $0.001 par value
     Authorized - 20,000,000 shares
              Designated Class A convertible preferred stock, $0.001
              par value
                  Authorized--18,000,000 shares
                  Issued and outstanding--zero shares at June 30, 2003
                  and 14,688,662 shares at December 31, 2002                           -          14,689



              Designated Class C convertible preferred stock, $0.001 par value
                  Authorized--20 shares
                  Issued and outstanding--20 shares at June 30, 2003 and zero
                          shares at December 31, 2002                          2,000,000             -
              Designated Class D convertible preferred stock, $0.001 par value
                  Authorized--24 shares
                  Issued and outstanding--24 shares at June 30, 2003 and zero
                          shares at December 31, 2002                            240,000             -

              Undesignated preferred stock, $0.001 par value
                  Authorized--1,999,956 shares
                  Issued and outstanding--zero shares                                  -             -

   Common stock, $0.001 par value
        Authorized - 80,000,000 shares
        Issued and outstanding - 29,711,749 and 15,023,087 shares at
        June 30, 2003 and December 31, 2002, respectively                        29,712           15,023

   Additional paid-in capital                                                40,546,706       41,704,774

   Cumulative translation adjustment                                              7,942          158,312
   Accumulated deficit                                                      (43,211,984)     (39,453,715)
                                                                        ---------------  ---------------


         Total stockholders' equity (deficit)                                  (387,624)       2,439,083
                                                                        ---------------- ---------------

                                                                        $     5,203,762  $     7,133,330
                                                                        ===============  ===============


The accompanying notes are an integral part of these consolidated financial statements.


Diomed Holdings, Inc.
Consolidated Statements of Operations
(unaudited)


                                                 Three Months      Three Months       Six Months        Six Months
                                                     Ended            Ended             Ended              Ended
                                                  June 30, 2003    June 30, 2002    June 30, 2003     June 30, 2002
                                                 -------------    -------------    --------------    --------------
Revenues                                            $ 2,148,540     $1,168,508        $ 4,272,350       $ 2,125,145

Cost of Revenues                                      1,271,947      1,038,696          2,671,406         2,193,586
                                                ---------------  -------------     --------------    --------------

         Gross profit (loss)                            876,593        129,812          1,600,944          (68,441)
                                                ---------------  -------------     --------------    --------------

Operating Expenses:
   Research and development                             198,693        212,243            386,786           383,243
   Selling and marketing                                878,764        734,325          2,021,978         1,077,053
   General and administrative                           980,968        947,363          1,781,717         1,768,010
                                                ---------------  -------------     --------------    --------------

         Total operating expenses                     2,058,425      1,893,931          4,190,481         3,228,306
                                                ---------------  -------------     --------------    --------------

         Loss from operations                       (1,181,832)    (1,764,119)         (2,589,537)      (3,296,747)

Interest Expense, net                                 (579,359)       (23,547)         (1,168,732)        (287,886)
                                                --------------   -------------     --------------    -------------

         Net loss                                  $(1,761,191)  $(1,787,666)      $   (3,758,269)    $ (3,584,633)
                                                ===============  =============     ===============   ==============

Net loss per share (Note 3):
   Basic and diluted net loss per share
   applicable to common stockholders                $    (0.06)     $   (0.13)      $       (0.16)    $      (0.28)
                                                ===============  =============     ===============   ==============

   Basic and diluted weighted average common
     shares outstanding                              29,711,749    14,200,000          22,873,555       12,992,406
                                                ===============  =============     ==============    ==============


The accompanying notes are an integral part of these consolidated financial statements.


                                      F-3

Diomed Holdings, Inc.
Consolidated Statements of Cash Flows
(unaudited)

                                                                         Six Months Ended
                                                             June 30, 2003             June 30, 2002

Cash Flows from Operating Activities:
   Net loss                                                  $ (3,758,269)             $ (3,584,633)
   Adjustments to reconcile net loss to net cash used in
   operating activities-
     Depreciation and amortization                                283,912                   144,638
     Noncash interest expense on related party
       debt                                                       937,849                   225,260
     Issuance of stock options to a third party                     8,600                    28,781
     Changes in operating assets and liabilities
       Accounts receivable                                         47,978                   303,699
       Inventories                                                269,449                   130,703
       Prepaid expenses and other current assets                 (435,300)                 (190,839)
       Deposits                                                   242,928                         -
       Accounts payable                                            49,664                (1,341,402)
       Accrued expenses                                            45,865                   (81,142)
       Customer advance                                                 -                  (293,463)
                                                             ------------              -------------

         Net cash used in operating activities                 (2,307,324)               (4,658,398)
                                                             ------------              -------------


Cash Flows from Investing Activities:
   Purchases of property and equipment                           (185,130)                  (74,600)
                                                             ------------              -------------
                Net cash used in investing activities            (185,130)                  (74,600)
                                                             ------------              -------------

Cash Flows from Financing Activities:
   Net proceeds (payments) from bank borrowings                  (161,411)                 (656,053)
   Proceeds from issue of common stock, net                             -                 8,530,870


   Proceeds from redeemable debt                                1,100,000                         -


   Increase in deferred financing costs                           (51,100)                        -


   Increase in deferred offering costs                           (198,682)                        -
   Payments on convertible debt                                         -                  (700,000)
   Payments on promissory notes                                    (7,454)                        -
   Payments on capital lease obligations                          (16,757)                  (22,428)
                                                             ------------              ------------

         Net cash provided by financing activities                664,596                 7,152,389
                                                             ------------              ------------

Effect of Exchange Rate Changes                                   228,653                    89,585
                                                             ------------              ------------

Net Increase (Decrease) in Cash and Cash Equivalents           (1,599,205)                2,508,786

Cash and Cash Equivalents, beginning of period                  1,848,646                   322,566
                                                             ------------              ------------

Cash and Cash Equivalents, end of period                      $   249,441              $  2,831,352
                                                              ===========              ============

Supplemental Disclosure of Cash Flow Information:
   Cash paid for interest                                     $    40,843               $    71,335
                                                              ===========               ===========

Supplemental Disclosure of Noncash Investing and Financing
Activities:
   Conversion of convertible debt into common stock           $         -               $   339,337
                                                              ===========               ===========
   Reclassification of offering costs incurred in 2001 to
     APIC                                                     $         -               $   387,133
                                                              ===========               ===========
   Value ascribed to warrants issued in connection with
     issuance of debt to stockholders                         $         -               $     8,200
                                                              ===========               ===========
   Value ascribed to debt discount
     related to redeemable debt                               $   240,000               $         -
                                                              ===========               ===========

   Value ascribed to debt discount
     related to debt                                          $ 2,000,000               $         -
                                                              ===========               ===========



The accompanying notes are an integral part of these consolidated financial statements.

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003


(1)    OPERATIONS

     Diomed Holdings, Inc. (the Company) and its subsidiaries specialize in developing and commercializing minimally and micro-invasive medical procedures that use its laser technologies and disposable products.

     Previously, the operations of the Company were that of Diomed, Inc., which was incorporated in December 1997 under the laws of the State of Delaware. On February 14, 2002, Diomed, Inc. became a wholly owned subsidiary of Diomed Holdings, Inc. through a reverse merger. (See Note 8)

      The Company's medical laser products and applications are in various stages of development, and, as such, the success of future operations is subject to a number of risks similar to those of other companies in similar stages of development. Principal among these risks are the continued successful development and marketing of the Company's products, proper regulatory approval, the need to achieve profitable operations, competition from substitute products and larger companies, the need to obtain adequate financing to fund future operations and dependence on key individuals. The Company has incurred significant losses since inception and is devoting substantially all its efforts towards research and development, regulatory approvals, manufacturing, and sales and marketing of its products.

      Between December 2002 and May 2003, the Company obtained $3.2 million of bridge financing in the form of secured notes from Gibralt US, Inc., an affiliate of one of our directors, Samuel Belzberg, and two of our other directors, James A. Wylie, Jr. and Peter Norris. (See Notes 5e and 5f) In order to fund its operations in 2003, the Company requires additional debt or equity financing and, as an additional option, a credit facility to support the Company's commercialization of EVLT(R). The Company anticipates it will have access to additional funding sources and has entered into discussions that it believes may lead to a financing transaction during the second half of 2003. The Company will require the proceeds of any such additional financing, together with its current cash resources, to continue as a going concern and will use these proceeds to fund its operations and commercialize its products in 2003. Additional financing may not, however, be available on acceptable terms or at all. The inability to obtain additional financing would cause the Company to reduce or cease operations, sell all or a portion of its assets, seek a sale of the Company or enter into a business combination with a third party. As a result of the additional financing needed to support operations in 2003, the auditors' opinion for the year ended December 31, 2002 expressed doubt about the Company's ability to continue as a going concern.

      The accompanying consolidated financial statements at June 30, 2003 and for the three-month and six-month periods ended June 30, 2003 and 2002 are unaudited. In management's opinion, these unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB, as amended, for the year ended December 31, 2002, and include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. These financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB, as amended, for the year ended December 31, 2002. The results of operations for the three-month and six-month periods ended June 30, 2003 are not necessarily indicative of the results expected for the fiscal year ending December 31, 2003.

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003


(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The accompanying consolidated financial statements reflect the application of certain accounting policies described below and elsewhere in these notes to consolidated financial statements.

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

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

                                        June 30, 2003        December 31, 2002

         Raw materials                $       841,861     $       982,622
         Work-in-progress                     387,904             446,820
         Finished goods                       512,927             582,699
                                      ---------------     ---------------

                                      $     1,742,692     $     2,012,141
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

            The Company provides for depreciation and amortization using both straight-line and accelerated methods by charges to operations in amounts that allocate the cost of the assets over their estimated useful lives as follows:

Description                                   Estimated Useful Life
-------------                                ----------------------
Office equipment and furniture and fixtures   2-5 years
Manufacturing equipment                       2-5 years
                                              Lesser of estimated useful life or
Leasehold improvements                        life of lease

            Depreciation expense for the six-month periods ended June 30, 2003 and 2002 was approximately $186,000 and $47,000, respectively.

      (h) Intangible Assets

               Intangible assets are recorded at cost and consist of manufacturing rights acquired in 2001. The manufacturing rights are being amortized over a five-year estimated useful life. (see Note 5a)

      (i)    Long Lived Assets

               The Company evaluates long-lived assets, such as intangible assets, equipment and certain other assets, for impairment in accordance with Statement of Financial Standards No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company records an impairment charge whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets are written down to fair value.

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

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

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

            Accounts receivable are customer obligations due under normal trade terms. The Company sells its products to private physicians, hospitals, health clinics, distributors and OEM customers. The Company typically requires signed sales agreements, non-refundable advance payments and purchase orders depending upon the type of customer, and in certain circumstance letters of credit. Accounts receivable are stated at the amount billed to the customer less a valuation allowance for doubtful accounts.

            Senior management reviews accounts receivable on a monthly basis to determine if any receivables could potentially be uncollectible. The Company includes specific accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on available information, the Company believes its allowance for doubtful accounts as of June 30, 2003 is adequate.

 (l)  Accounting for Stock-Based Compensation

                  The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, utilizing the intrinsic value method. Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the fair market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. SFAS No. 123, Accounting for Stock-Based Compensation, establishes a fair value based method of accounting for stock-based compensation plans. The Company has adopted the disclosure only alternative under SFAS No. 123, which requires disclosure of the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted as well as certain other information (see Note 6).

                  In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("FAS 148"), which (i) amends FAS Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation (ii) amends the disclosure provisions of FAS 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation and (iii) amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. Items (ii) and (iii) of the new requirements in FAS 148 are effective for financial statements for fiscal years ending after December 15, 2002. The Company adopted FAS 148 for the fiscal year ended December 31, 2002. The Company continues to account for stock-based compensation utilizing the intrinsic value method. The additional disclosures required by FAS 148 are as follows:



                              DIOMED HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

                                                      Three Months Ended June 30,          Six Months Ended June 30,
                                                          2003           2002                  2003         2002

Net (loss) as reported                               ($1,761,191)   ($1,787,666)          ($3,758,269) ($3,584,633)


Add : Stock-based employee compensation;                    - 0 -          - 0 -                 - 0 -        - 0 -
         expense included in reported net (loss),
         net of tax

Deduct : total stock-based employee compensation;
          expense determined under the fair value
          based method for all awards, net of tax      ($71,060)      ($75,847)            ($140,669)   ($387,102)
                                                  --------------    -----------           -----------  ------------

Pro forma net (loss)                                 ($1,832,251)   ($1,863,513)          ($3,898,938) ($3,971,735)
                                                  ==============    ===========           ===========  =============


Earnings per share :

   Basic and diluted - as  reported                        (0.06)         (0.13)                (0.16)       (0.28)

   Basic and diluted - pro forma                           (0.06)         (0.13)                (0.17)       (0.31)

      (m)    Research and Development Expenses

            The Company charges research and development expenses to operations as incurred.

      (n)    Comprehensive Income

            SFAS No. 130, Reporting Comprehensive Income, requires disclosure of all components of comprehensive income. Comprehensive income is defined as the change in stockholders' equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. For all periods presented, comprehensive loss consists of the Company's net loss and changes in cumulative translation adjustment account (see Note 2(d)). The Company has disclosed comprehensive income
      (loss) for all periods presented in the accompanying consolidated statements of stockholders' equity (deficit) follows:

                                           Three Months Ended    Three Months Ended    Six Months Ended    Six Months Ended
                                             June 30, 2003         June 30, 2002        June 30, 2003        June 30, 2002
                                             -------------         -------------        -------------        -------------
Net loss                                  $    (1,761,191)      $    (1,787,666)      $    (3,758,269)    $    (3,584,633)
Foreign currency translation adjustment            21,423              (155,352)             (150,370)           (153,282)
                                          ---------------       ---------------       ----------------    ----------------

Comprehensive loss                        $    (1,739,768)      $    (1,943,018)      $    (3,908,639)    $    (3,737,915)
                                          ================      ================      ================    ================

      (o)    Income Taxes

            The Company follows the provisions of SFAS No. 109, Accounting for Income Taxes. Deferred income taxes are provided on temporary differences that arise in the recording of transactions for financial and tax reporting purposes and result in deferred tax assets and liabilities.

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

      Deferred tax assets are reduced by an appropriate valuation allowance if it is management's judgment that part of the deferred tax asset will not be realized. Tax credits are accounted for as reductions of the current provision for income taxes in the year in which the related expenditures are incurred.

(3)      NET LOSS PER SHARE

            Net loss per share is computed based on the guidance of SFAS No. 128, Earnings per Share. SFAS No. 128 requires companies to report both basic loss per share, which is based on the weighted average number of common shares outstanding, and diluted loss per share, which is based on the weighted average number of common shares outstanding and the weighted average dilutive potential common shares outstanding using the treasury stock method. As a result of the losses incurred by the Company for the three months and six months ended June 30, 2003 and 2002, all potential common shares were antidilutive and were excluded from the diluted net loss per share calculations.

      The following table summarizes securities outstanding as of each period-end which were not included in the calculation of diluted net loss per share since their inclusion would be antidilutive.

                                              Three Months Ended           Six Months Ended
                                         June 30,       June 30,        June 30,       June 30,
                                           2003           2002           2003            2002

Common stock options                   2,518,938      1,933,308      2,518,938       1,933,308
                                      ============== ============== ==============  ==============

Common stock warrants                    121,924        121,924        121,924         121,924
                                      ============== ============== ==============  ==============

Convertible preferred stock           30,138,792 (B) 14,765,690 (A) 30,138,792 (B)  14,765,690 (A)
                                      ============== ============== ==============  ==============

Convertible debt                       2,619,048 (C)         -       2,619,048 (C)          -
                                      ============== ============== ==============  ===============


      (A) On February 14, 2002, the Company completed a reverse merger and issued Diomed Inc. shareholders Diomed Holdings, Inc. Class A Convertible Preferred Stock ("Class A Stock") that was convertible into Diomed Holdings, Inc. Common Stock ("Common Stock") by February 14, 2004, the second anniversary of the reverse merger. On December 31, 2002, according to the Class A Convertible Preferred Stock Certificate of Designation, monthly installments of the Class A Stock began converting into Common Stock at the rate of 5% of the initial shares of the Class A Stock or 773,087 shares, and were to continue to occur on the last day of each month during the period from January 2003 through January 2004. The remaining 4,638,531 shares of Class A Stock were to have converted into Common Stock in February 2004. On March 31, 2003, the Company accelerated the conversions of the 13,142,188 share balance of the Class A Stock into Common Stock. As of March 31, 2003, no shares of Class A Stock were outstanding after the conversion into Common Stock.

         (B) On May 7, 2003, the Company issued the December 2002 noteholders 20 shares of Class C Convertible Preferred Stock ("Class C Stock") convertible into 27,117,240 shares of common stock. (See Note 5e). On May 7, 2003, the Company issued the May 2003 noteholders 24 shares of Class D Convertible Preferred Stock ("Class D Stock") convertible into 3,021,552 shares of common stock. (See Note
5f)

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003


      (C) On May 28, 2003, the Company amended the May 7, 2003 interim financing transaction to make it a mandatory requirement that the May 2003 noteholders redeem their Class D notes for common stock at the same price per share and on the same terms and conditions as the investors that participate in the contemplated financing. As of June 30, 2003, $1.1 million of the committed $1.2 million in interim financing had been funded. Based on the $0.42 closing price of the Company's stock on June 30, 2003, the $1.1 million in funded Class D notes was redeemable into 2,619,048 shares of common stock. (See Note 5f)


 (4)    LINE-OF-CREDIT ARRANGEMENT

      Diomed, Ltd., the Company's United Kingdom-based subsidiary, utilizes a line of credit with Barclays Bank, limited to the lesser of (pound) 350,000 ($579,000 at June 30, 2003) or 80% of eligible accounts receivable. The credit line bears interest at a rate of 3% above Barclays base rate (4.00% at June 30, 2003) and borrowings are due upon collection of receivables from customers. As security interest, Barclay's Bank has a lien on all of the assets of Diomed Ltd., excluding inventory and certain intellectual property.

      As of June 30, 2003, there were borrowings of (pound)31,143 ($54,896) outstanding under this line and available future borrowing capacity of approximately $49,000.


(5)    DEBT

     a)       QLT, Inc.

          Effective October 16, 2000, the Company acquired certain manufacturing rights and inventory of QLT, Inc. ("QLT") to commercialize certain series of its OPTIGUIDE(R) fibers for $25,000 in cash and $1,175,000 in the form of two promissory notes. On January 28, 2002 the Company issued QLT 135,735 shares of common stock at $2.50 per share in connection with the conversion of the first promissory note in the amount of $339,337 into equity. On August 5, 2002, the Company issued QLT a total of 696,059 shares of Class A Convertible Preferred Stock at $1.50 per share in connection with the conversion of the second promissory note in the amount of $835,664 into equity and to reprice the conversion of the first promissory note from $2.50 per share to $1.50 per share.


          The aggregate purchase price of $1,200,000 was allocated based on the fair value of the tangible and intangible assets acquired as follows:


     Inventory................................       $    218,623
     Manufacturing rights.....................            981,377
                                                     -------------
                                                     $  1,200,000

          Amounts allocated to manufacturing rights are being amortized on the straight-line basis over a five-year period. Amortization expense of

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

approximately $49,000 is included in general and administrative expenses for each of the three-month periods ended June 30, 2003 and 2002, respectively, and approximately $98,000 for each of the six-month periods ended June 30, 2003 and 2002, respectively.

      b) Promissory Note Issued to Customer

               In October 2000, Axcan Pharma advanced the Company $936,000 to secure certain key materials. In September 2001, the Company issued a promissory note to this customer in the amount of the advance. The promissory note matures on January 1, 2004 and bears interest, at an annual rate of 8.5%, which is payable quarterly in arrears. As of June 30, 2003 and December 31, 2002, the balance outstanding to this promissory note was $936,000, and accrued interest was $19,836 and $20,053, respectively.

      c) Bridge Loans from Stockholders in 2001

               Between September 2001 and December 2001, the Company received an aggregate of $700,000 from two stockholders of the Company in exchange for bridge loans in the form of secured promissory notes due January 1, 2003. The notes were interest bearing at an annual rate of 7.5% and were convertible at the election of the noteholders into common stock prior to the maturity date under certain financing scenarios. In addition the Company issued these two stockholders warrants to purchase an aggregate of 80,000 shares of common stock at a maximum price per share of $2.00 and the warrants are exercisable for two years from the date of issuance.

               The convertibility election of the notes was not exercised. In February 2002, subsequent to the completion of the reverse merger, the $700,000 aggregate principal amount of the promissory notes was repaid to the two stockholders, including cumulative interest. During the three-month period ended March 31, 2002, the Company recorded $225,260 as additional non-cash interest expense related to warrants issued in connection with the bridge loans, as well as beneficial conversion features which were triggered by the acquisition discussed in Note 8.

      d) Promissory Notes Issued to Service Providers

               In December 2002, the Company converted amounts due for legal services, in the amount of $416,102, into a promissory note. Payment terms include $100,000 paid upon completion of the $2.0 million bridge financing

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

      on December 27, 2002 and the balance due upon completion of a longer-term capital financing in fiscal 2003. The promissory note bears interest at an annual rate of 6% and is payable upon maturity. As of June 30, 2003 and December 31, 2002, the balance outstanding to this promissory note was $316,102, and accrued interest was $11,016 and $1,611, respectively.

               In December 2002, the Company converted $183,016 due a professional service provider for external marketing initiatives into a promissory note. Payment terms include $50,000 paid upon completion of the $2.0 million bridge financing on December 27, 2002, with the balance due upon completion of a longer-term financing in fiscal 2003. The promissory note is non-interest bearing. As of June 30, 2003 and December 31, 2002, the note balance was $121,652 and $129,106, respectively.

      e) Bridge Loan from Related Party - December 27, 2002

               On December 27, 2002, the Company completed a $2.0 million bridge note financing with Gibralt US, Inc ("December 2002 noteholder" and, together with the three persons to whom Gibralt US subsequently transferred $0.5 million of the notes, the "December 2002 noteholders"), whose principal, Samuel Belzberg, is a member of the Company's Board of Directors. The financing included $1.0 million in Class A secured notes and $1.0 million in Class B unsecured notes due January 1, 2004. The notes accrued interest at an annual rate of 8%, payable upon maturity.

               The notes were convertible into common stock at the election of the December 2002 noteholders upon the occurrence of: (i) a financing transaction, (ii) a liquidity event, (iii) a merger or reorganization, or
      (iv) at any time during the life of the notes at the election of the holders of at least 66 2/3% of the outstanding principal amount of the notes. The notes, including principal and accrued interest, were convertible into common stock at 80% of the common stock price at the time of conversion.

               As security for the notes, the Company formed a new wholly owned subsidiary ("PDT Co"), transferred its assets for photodynamic therapy ("PDT") to PDT Co, including intellectual property, manufacturing rights and trademarks for lasers and disposable Optiguide(R) fibers, and pledged 100% of the shares of PDT Co to the December 2002 noteholder. As additional security, the Company granted a security interest in the following unencumbered assets of Diomed Inc. to the December 2002 noteholders: equipment, inventory, accounts receivable, intellectual property and cash deposit accounts. The December 2002 noteholders' lien on the inventory is subordinate to Axcan Pharma's lien on inventory. (See
      Note 5b)

               As additional consideration for the financing provided to it, the Company issued to the December 2002 noteholders warrants to purchase 8,333,333 shares of common stock, based upon the $0.24 closing price of the Company's common stock on December 26, 2002. The warrants were exercisable for a period of five years beginning June 27, 2003 at an exercise price of $0.26, which was 110% of the market price of the stock on December 26, 2002. If prior to the exercise of the warrants the Company issued common stock or common stock equivalents at a price per share less than the exercise price of the warrants, the number of warrants and the exercise price of the warrants were to be adjusted to the lower price per share. In the event of a merger or reorganization, the warrants were convertible into the kind and number of shares of common stock, other securities or property into which the warrants would have been converted into if the warrants had been converted into common stock based on the provisions of the merger or reorganization.

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

                The Company agreed to notify the December 2002 noteholders whenever the Company proposed to file certain registration statements. The Company agreed to use its best efforts to include the shares of Common Stock into which the notes were convertible and the shares for which the warrants were exercisable held by the December 2002 noteholders in the registration statement, subject to certain limitations, if so requested by the noteholders within 30 days after receipt of said notice.

               The notes and warrants are transferable in part or in whole by the December 2002 noteholders to one or more third parties, in accordance with all of the same terms granted the noteholder by the Company. The December 2002 noteholders may designate a member to the Company's Board of Directors while the notes are outstanding. The Company was required to obtain the advance approval by the December 2002 noteholders for future financing transactions during the life of the notes.

                  In connection with the bridge financing, a debt discount valued at $2.0 million was incurred as a result of the issuance of warrants and the beneficial conversion feature related to the immediate convertibility of the notes to equity. The value ascribed to the warrants was approximately $1.2 million, as calculated using the Black-Scholes option pricing model, and the value ascribed to the beneficial conversion feature of the notes was $0.8 million. In accordance with Emerging Issues Task Force (EITF) 00-27, "Application of EITF No. 98-05 to Certain Convertible Instruments," the Company recorded a beneficial conversion feature in the amount of $2.0 million, which was recorded as a debt discount to the notes. The note discount was to be amortized over the term of the notes. Accordingly, the notes were originally recorded at net value of zero (after the $2.0 million discount). In the three-month and six-month periods ended June 30, 2003, the Company recognized $500,000 and $833,000 respectively in non-cash interest expense pertaining to this amortization of the debt discount.

                In connection with the bridge financing, the Company incurred $80,000 in related legal fees. As of December 31, 2002, these costs were capitalized as deferred financing costs and were to be amortized to interest expense over the life of the notes, such that the full amount of costs were amortized by the earlier of the maturity date of the notes or by the month the notes were converted into equity. In May 2003, the Company expensed the balance of the deferred financing costs upon completion of the May 7, 2003 exchange transaction. In the three-month and six-month periods ended June 30, 2003, the Company recognized $60,000 and $80,000, respectively, in interest expense pertaining to this amortization of the deferred financing costs, and accordingly, the balance of the deferred financing costs was zero as at June 30, 2003.

               On March 18, 2003, the initial December 2002 noteholder sold and transferred to three investors in a private transaction (i) $500,000 aggregate principal amount of notes ($250,000 of which were Class A notes and $250,000 of which were Class B notes) and (ii) warrants to purchase 2,083,334 shares of common stock. Accordingly, after the taking effect of this transfer, the initial noteholder owned $1,500,000 aggregate principal amount of notes ($750,000 of which were Class A notes and $750,000 of which were Class B notes) and warrants to purchase 6,249,999 shares of common stock.

              During the first quarter of 2003, it became clear that the successful operations of the Company would require additional working capital. In April 2003, the Company began discussions with Gibralt US with

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

     a view to its providing early in the quarter interim financing in addition to that it had provided in December 2002. The Company also began to consider a subsequent financing expected to begin later in the quarter that would address its longer term capital needs. In late April, the Company elected to obtain up to $1.2 million of interim financing from Gibralt US and two of its directors. At the same time, the Company proposed a restructuring of the securities issued in December 2002 to improve its access to the financial markets and enhance the likelihood of a subsequent financing. Therefore, the Company offered to repurchase from the December 2002 noteholders certain of their rights that, in light of current market conditions, might have made it more difficult to successfully complete a subsequent financing in the current market.

          Using the Black Scholes valuation methodology, the Company calculated the monetary value of the rights of the December 2002 noteholders to convert their notes into shares of common stock and the monetary value of the common stock purchase warrants. The Company further engaged a professional valuation firm to provide a professional opinion as to the valuations that it had calculated. The price per share that the Company employed to calculate the number of shares to equal to the monetary value of the rights that the December 2002 noteholders would be surrendering was the presumed price per share of its common stock after giving effect to the issuance of those shares.

          At the time when the Class A secured notes and Class B unsecured notes were issued, the Company could not issue more than $1.0 million in secured debt without first obtaining prior approval by its preferred stockholders under the terms of its Class A Convertible Preferred Stock. On March 31, 2003, the Company converted all of its Class A Convertible Preferred Stock into common stock to eliminate the convertibility overhang and its apparent negative impact on the Company's chances for successfully obtaining additional financing. On May 7, 2003, the December 2002 noteholders exchanged their $1.0 million principal amount of secured Class A notes and $1.0 million principal amount of unsecured Class B notes for $2.0 million principal amount of secured Class C notes due January 1, 2004.

          On May 7, 2003, the Company issued to the December 2002 noteholders 20 shares of its Class C Convertible Preferred Stock ("Class C Stock") convertible into 27,117,240 shares of common stock in exchange for eliminating the convertibility feature of the $2.0 million principal amount of notes and the warrants to purchase 8,333,333 shares of common stock, as well as certain other rights. If the Company does not complete its contemplated subsequent financing by November 15, 2003, or if its common stockholders do not approve the issuance of the common stock underlying the common share equivalents issued in the exchange transaction and the interim financing, the December 2002 noteholders can elect to rescind the exchange transaction, in which event the Company would reissue the warrants to purchase 8,333,333 shares originally issued on December 27, 2002, replace the Class C notes with fully secured notes due January 1, 2004 in the aggregate principal amount of $2.0 million having the same terms and conditions as the Class A secured notes, including the conversion rights, and cancel the preferred stock representing 27,117,240 common stock equivalents issued to the December 2002 noteholders on May 7, 2003.

          The exchange of debt and preferred stock for the elimination of warrants and modification of the December 2002 notes was treated as an extinguishment of the $2.0 million debt. As a result, the fair market value of the warrants and other consideration, which was limited to the remaining unamortized discount on the December 2002 notes, was recorded as a reduction in additional paid-in-capital in the amount of $1,167,000 and the remaining unamortized discount was reduced to zero. The Company recorded a discount in the amount of $2.0 million for the fair value of the preferred stock issued with the Class C notes. Accordingly, the Class C notes are recorded at net value of zero (after the $2.0 million discount). The discount on the Class C notes will be amortized over the life of the debt. In the three-month period ended June 30, 2003, the Company recognized $65,000 in non-cash interest expense related to this amortization of the debt discount and accordingly the Class C notes were recorded at $65,000 as of June 30, 2003.

          On May 28, 2003, the Company and the December 2002 noteholders amended certain of the terms of the May 7, 2003 capital restructuring to: (i) extend the due date of the Class C notes from January 1, 2004 until January 1, 2006, (ii) increase the rate of interest payable on the Class C notes from 8.0% to 12.5%, (iii) provide for mandatory prepayments of principal of the Class C notes in amounts up to 50% of positive quarterly cash flow,
     (iv) limit the security interest in inventory that secures the Class C notes at $3,271,000, (v) waive the noteholders' right of

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

     approval of future financing transactions and (vi) extend the deadline by which the financing was to be completed without triggering the noteholders' right of rescission, from June 30, 2003 to July 31, 2003 (under the terms of the restructuring if the contemplated financing were not completed by July 31, 2003 the December 2002 noteholders had the right to rescind the May 7, 2003 exchange transaction). On July 31, 2003, the deadline by which the financing was to be completed without triggering the noteholders' right of rescission was extended until November 15, 2003. The Class C notes were exchanged for Class E notes reflecting these modified terms, in principal amounts equal to the principal amounts of the Class C notes so exchanged.

     f) Bridge Loans from Related Parties - May 7, 2003

          On May 7, 2003, Gibralt US and two of the Company`s directors, James
     A. Wylie, Jr. and Peter Norris (the "May 2003 noteholders"), committed to provide financing of up to $1.2 million in the form of Class D secured notes due May 6, 2004. The Company issued the May 2003 noteholders an aggregate of 24 shares of Class D Convertible Preferred Stock ("Class D Stock") convertible into 3,021,552 shares of common stock. The Class D notes accrue interest at an annual rate of 8%, payable upon maturity. As of June 30, 2003, $1.1 million of the committed $1.2 million in interim financing had been funded. On July 7, 2003, the $100,000 balance of the committed financing was funded.

          The May 2003 noteholders have the same security interest and registration rights granted to the December 2002 noteholders, as described in Note 5e. The notes are not transferable without the prior consent of the Company.

          The May 2003 noteholders have the right to participate in the Company`s financing contemplated for the second half of 2003 on the same terms and conditions as the new investors by redeeming their notes. In determining the price at which the Company sold its notes, an independent committee of the board of directors considered the added risk that the May 2003 noteholders would be accepting in light of the uncertainty of the completion of the contemplated financing. The December 2002 notes provided that the corresponding noteholders had the right to participate in the next financing of the Company at a discount of 20% to the price to be paid by investors. Using this discount factor as a benchmark for arriving at a value for the risk that the May 2003 noteholders would be assuming, among other factors, the independent committee authorized the issuance of preferred shares convertible into 3,021,552 shares of common stock, allocated according to the noteholder`s respective loan commitments.

          If the Company does not complete its contemplated subsequent financing by November 15, 2003, the May 2003 noteholders have the right to declare the principal plus any accrued and unpaid interest, immediately due and payable.

          The Company recorded an amount of $240,000 for the fair value of the preferred stock issued, which has been recorded as a debt discount to the class D notes. As the notes become convertible only upon the occurrence of a future event outside the control of the holder, the contingent beneficial conversion feature could not be measured at the commitment date and it will be recognized in earnings when the contingency is resolved. It is expected that the redemption of the notes may result in a beneficial conversion feature as the Company's contemplated financing may be at a discount from the market price of the common stock. The maximum amount of any beneficial conversion feature would be approximately $960,000.The discount on the Class D notes will be amortized over the life of the debt. In the three-month period ended June 30, 2003, the Company recognized $40,000 in non-cash interest expense related to this amortization of the debt discount, and accordingly the Class C notes were recorded at $900,000 as of June 30, 2003.

          On May 28, 2003, the Company and the May 2003 noteholders amended certain of the terms of the May 7, 2003 interim financing to: (i) add a requirement that 100% of the Class D Notes be redeemed into common stock in the contemplated financing at the same price per share and on the same terms as the new investors if the Company raises $6.0 million or more in gross proceeds and (ii) extend the deadline for completion of the contemplated financing without triggering the right of the May 2003 noteholders to declare the Class D Notes due and payable to July 31, 2003. On July 31, 2003, this date was further extended to November 15, 2003.

          In connection with the interim financing, the Company incurred $51,000 in related legal fees. As of June 30, 2003, these costs were capitalized

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

     as deferred financing costs and will be amortized to interest expense over the life of the Class D notes, such that the full amount of costs are amortized by the earlier of the maturity date of the Class D notes or by the month the Class D notes are converted into equity. In the three-month period ended June 30, 2003, the Company recognized $8,500 in interest expense pertaining to this amortization of the deferred financing costs, and accordingly, the balance of the deferred financing costs was $42,500 as at June 30, 2003.


      The following chart summarizes the Company's current and long term debt at December 31, 2002:

                                                         December 31, 2002    December 31, 2002
                                                              Current              Long-Term

      Promissory notes payable                                $ 445,208         $           -

      Non-convertible debt                                            -               936,000
      Related party convertible debt (face value)                                   2,000,000
      Capital equipment leases                                   33,993                10,018
                                                              ---------         -------------
                                                              $ 479,201         $   2,946,018
                                                              =========         =============

      The following chart summarizes the Company's current and long term debt at June 30, 2003:

                                                            June 30, 2003        June 30, 2003
                                                               Current              Long-Term

       Promissory notes payable                                $ 437,754          $          -
       Non-convertible debt                                      936,000
       Related party
          non-convertible debt (face value)                           -              2,000,000
       Related party redeemable debt(face value)               1,100,000                     -
       Capital equipment leases                                   27,254                     -
                                                             -----------       ---------------
                                                             $ 2,501,008         $   2,000,000
                                                             ===========       ===============


      (6)    Stock Options

            In November 1998 and May 2001, respectively, the Company's board of directors approved the 1998 Incentive Plan (the "1998 Plan") and the 2001 Stock Option Plan (the "2001 Plan") (collectively, the "Plans"), permitting the granting of stock options to employees, directors, consultants and advisors, which may be either incentive stock options or nonqualified options and stock awards. The Board has reserved 750,000 and 1,750,000 shares of common stock for issuance under the 1998 Plan and the 2001 Plan, respectively.

            The exercise price and vesting are determined by the board of directors at the date of grant. Options generally vest over two and four years and expire 10 years after the date of grant. Incentive stock options under the Plans are granted at not less than fair market value per share of common stock on the date of grant or 110% of fair market value for any stockholder who holds more than 10% of the total combined voting power of all classes of stock of the issuer.

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

       A summary of stock option activity is as follows:

                                                                            Weighted
                                                                             Average
                                            Range of        Number of       Exercise
                                         Exercise Price      Shares           Price


         Outstanding, December 31, 2000      2.24-8.23         840,640             4.37

            Granted                          1.25-2.25       1,056,653             1.33
            Forfeited                        3.50-6.36        (123,553)            2.75
                                         -------------   -------------    -------------

         Outstanding, December 31, 2001      1.25-8.23       1,773,740             2.65
                                         -------------   -------------    -------------

            Granted                          0.34-5.35         450,200             2.35
            Forfeited                        1.25-8.23        (620,655)            2.87
                                         -------------   -------------    -------------

         Outstanding, December 31, 2002  $   0.34-8.23       1,603,285    $        2.90
                                         -------------   -------------    -------------

            Granted                          0.17-0.34       1,125,890             0.26
            Forfeited                        0.33-5.51        (210,237)            2.69
                                         -------------   -------------    -------------

         Outstanding, June 30, 2003      $   0.17-8.23       2,518,938    $        1.77
                                         =============   =============    =============

         Exercisable, December 31, 2001  $   1.25-8.23         911,537    $        3.83
                                         =============   =============    =============

         Exercisable, December 31, 2002  $   0.34-8.23       1,150,115    $        3.49
                                         =============   =============    =============

         Exercisable, June 30, 2003      $   0.17-8.23       1,475,927    $        2.59
                                         =============   =============    =============

         As of June 30, 2003, 849,441 options were available for future grants under the Plans, including 614,671 options under the 1998 Plan and 234,770 options under the 2001 Plan. However, the Company in the years ended December 31, 2001 and 2002, and the three and six-month periods ended June 30, 2003 has granted options only under the 2001 Plan and does not intend to grant options under the 1998 Plan.

         On June 2, 2003, the board of directors authorized the grant of 2,137,500 stock options to purchase shares of Common Stock to directors and officers, non-executive employees and a third party service provider. These stock options were granted pursuant to the Company's 2003 Omnibus Incentive Plan and were granted with an exercise price of $0.30 per share, the closing price of the Company's Common Stock on June 2, 2003. The Company will seek stockholder approval of the 2003 Omnibus Incentive Plan at its 2003 annual meeting of stockholders, to be held in the third or fourth quarter of 2003.

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
         The following table summarizes information relating to currently outstanding and exercisable options as of June 30, 2003.


                                  OUTSTANDING                                 EXERCISABLE

                                     Weighted
                                      Average
                                     Remaining
                    Number of       Contractual      Weighted Average        Number of     Weighted Average
 Exercise Price       Shares      Life (in Years)    Exercise Price            Shares       Exercise Price
$ 0.17-2.00         1,789,270     8.5                $      0.62                798,927  $      0.80
  2.25-3.54           306,468     3.4                       2.63                270,987         2.63
  4.00-6.56           407,200     3.4                       5.90                390,013         5.97
  8.05-8.23            16,000     2.7                       8.23                 16,000         8.23
                  -----------                        -----------             ----------  -----------

                    2,518,938                        $      1.76              1,475,927  $      2.58
                  ===========                        ===========             ==========  ===========


         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the applicable period:

                                   December 31,      June 30,
                                       2002            2003

Risk-free interest rate           1.84 - 4.74%      1.23-2.93%
Expected dividend yield                     -%              -%
Expected lives                         5 years         5 years
Expected volatility                        75%             75%
Weighted average grant date
   fair value per share           $       1.05    $       0.15
Weighted average remaining
   contractual life of options
   outstanding                       6.9 years       7.8 years

            Issuance of Stock Options to Consultants

            In January 2003, the Company granted fully exercisable options to purchase 60,000 shares of common stock at the exercise price per share of $0.26 and 930 options to purchase shares of common stock at the exercise price of $0.34 to two consultants in exchange for marketing services. The Company recorded the fair value of such options, based on the Black-Scholes option pricing model, as stock-based compensation expense totaling $8,600 in the statement of operations for the three month period ended March 31, 2003.

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

      Warrants

       A summary of warrant activity is as follows:

                                                                                             Weighted
                                                                                             Average
                                                                                            Remaining
                                                                             Weighted      Contractual
                                            Range of        Number of         Average        Life (in
                                         Exercise Price      Shares       Exercise Price      Years)

         Outstanding, December 31, 2001      2.00-3.50        111,924              2.56    1.6

            Granted to stockholders               2.00         10,000              2.00    0.5

            Granted to related party              0.26      8,333,333              0.26    5.5

            Forfeited                                -              -                -     -
                                         -------------   -------------    -------------

         Outstanding, December 31, 2002    $ 0.26-3.50      8,455,257   $          0.29    5.4 years
                                        ==============   =============   ===============

            Granted to stockholders                  -               -              -

            Granted to related party                 -                              -
            Exchanged                                -     (8,333,333)           0.26
                                        ---------------  -------------   -------------
         Outstanding, June 30, 2003        $ 2.00-3.50        121,924   $        2.52      1.0 years
                                        ===============  =============   =============


(7)      SEGMENT REPORTING

            The Company's reportable segments are determined by product type:
      laser systems, and fibers, accessories and service. The accounting policies of the segments are the same as those described in Note 2. The
      Executive Management Committee evaluates segment performance based on revenue. Accordingly, all expenses are considered corporate level activities and are not allocated to segments. Also, the Executive
      Management Committee does not assign assets to its segments.

            This table presents revenues by reportable segment:

                                                    Three Month Period Ended       Six Month Period Ended

                                                  June 30,         June 30,        June 30,       June 30,
                                                   2003              2002            2003          2002

Laser systems                                 $ 1,295,953      $   614,010       $ 2,701,697   $ 1,136,060
Fibers, accessories and service                   852,587          554,498         1,570,653       989,085
                                              -----------      -----------       -----------   -----------

Total                                         $ 2,148,540      $ 1,168,508       $ 4,272,350   $ 2,125,145
                                              ===========      ===========       ===========   ===========



                              DIOMED HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003


The following table represents percentage of revenues by geographic destination:

                                          Three Month Period Ended                Six Month Period Ended


                                                June 30,                     June 30,
                                          2003          2002           2003          2002

North America                              59%             54%             60%             52%

Asia/Pacific                               24%             23%             25%             24%

Europe                                     16%             21%             14%             22%

Other                                       1%              2%              1%              2%
                                  ------------    ------------    ------------    ------------

Total                                     100%            100%            100%            100%
                                  ============    ============    ============    ============


The following table represents long-lived assets by geographic location:


                                   June 30, 2003       December 31, 2002

North America                     $    1,158,873       $    1,175,410
Europe                                   774,737            1,131,437
                                  --------------       --------------

     Total                        $    1,933,610       $    2,306,847
                                  ==============       ==============


(8)      MERGER AND PRIVATE OFFERING OF COMMON STOCK

          On February 14, 2002, Diomed Acquisition Corp. ("Acquisition"), a Delaware corporation and a wholly-owned subsidiary of Diomed Holdings, Inc., a Nevada corporation formerly known as Natexco Corporation (the "Parent") merged with and into the Company pursuant to an Agreement and Plan of Merger, dated as of January 29, 2002. In the merger (the "Merger") that occurred under the Agreement and Plan of Merger, the stockholders of the Company received shares of Diomed Holdings, Inc. Class A Convertible Preferred Stock ("Class A Stock") that was convertible into Diomed Holdings, Inc. Common Stock ("Common Stock") by February 14, 2004, the second anniversary of the reverse merger. As a condition to the Merger, Parent raised gross proceeds of $10.0 million in a private offering of shares of its common stock. The shares issued in the private offering were not subject to refund, redemption or rescission and, accordingly, were included as a component of stockholders' equity, net of the applicable costs. The merger agreement provides that the proceeds of that offering will be available to the Company for payment of its existing obligations and, subject to the approval of its board of directors, certain future expenses, including the financing of product developments and acquisitions. After the Merger, the Company's former stockholders owned approximately 51% of the issued and outstanding shares of Parent (in terms of common share equivalents).

          Parent was obligated to use its best efforts to file a registration statement with the Securities and Exchange Commission to register for resale its common shares that it issued in the private offering and those of its common shares that it issued to the Company's former stockholders and to cause the registration statement to be declared effective. On October 24, 2002, the Company received approval of its registration statement by the Securities and Exchange Commission.

          On December 31, 2002, according to the Class A Convertible Preferred Stock Certificate of Designation, monthly installments of the Class A Stock began converting into Common Stock at the rate of 5% of the initial shares of the Class A Stock or 773,087 shares, and were to continue to occur on the last day of each month during the period from January 2003 through January 2004. The remaining 4,638,531 shares of Class A Stock were to have converted into Common Stock in February 2004. On March 31, 2003, the Company accelerated the conversions of the 13,142,188 share balance of the Class A Stock into Common Stock. As of March 31, 2003, no shares of Class A Stock were outstanding after the conversion into Common Stock.

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003


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


(9) Exchange of Class C Convertible Preferred Stock and Class D Convertible Preferred Stock

          The Company has been named as a defendant in a class action lawsuit, Augenbaum vs. Diomed Holdings, Inc., commenced on July 28, 2003 in Delaware Chancery Court (C.A. No. 20454). The complaint and accompanying motion for permanent injunction challenge one of the amendments to the Company's certificate of incorporation that were to have been voted upon at the Company's annual meeting of stockholders to have been held on July 29, 2003. The amendment in question would increase the number of authorized shares of the Company's common stock to 500 million. The claims of the class plaintiff challenged the propriety of the record date set for the 2003 annual meeting, the voting of all outstanding classes of the Company's capital stock as one class and the rights of the holders of the Company's Class C Stock and Class D Stock to convert their preferred shares and vote their preferred shares as if they had been converted.

          On August 6, 2003, the Company entered into a stipulation of settlement to resolve this case. The terms of the settlement required the adjournment of its 2003 annual meeting and the reconvening of its annual meeting during the late third quarter or early fourth quarter of 2003. At the reconvened annual meeting, the Company will seek the approval of its stockholders for the matters that had been proposed for the annual meeting originally to have been held on July 29, 2003. The Company anticipates in addition that, at the reconvened annual meeting, it will seek the approval of its stockholders for the issuance of shares of its common stock to the investors that invest in its contemplated financing, as well as the issuance of common stock to the investors that provided an aggregate of $3.2 million bridge financing to the Company in December 2002 and May 2003. In addition, the settlement requires the Company to pay up to $150,000 in to the class plaintiff's legal fees.

          The Company has disclaimed any liability whatsoever relating to any of the settled claims, has denied having engaged in any wrongful or illegal activity or having violated any law or regulation or duty,

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

     has denied that any person or entity has suffered any harm or damages as a result of the settled claims and has made the settlement to avoid the distraction, burden and expense occasioned by continued litigation. The court has made no finding that the Company or any of its related persons engaged in any wrongdoing or wrongful conduct or otherwise acted improperly or in violation of any law or regulation or duty in any respect.

          By way of background, on May 7, 2003, the Company issued to the December 2002 noteholders 20 shares of Class C Stock convertible into 27,117,240 shares of common stock in exchange for the convertibility feature of the Class A and Class B notes, warrants to purchase 8,333,333 shares of common stock and certain other rights. On May 7, 2003, the Company issued to the May 2003 noteholders 24 shares of Class D Stock convertible into a total of 3,021,552 shares of common stock in connection with commitments for $1.2 million in interim financing.

          In connection with the stipulation of settlement, the Company has agreed with the holders of the Company's Class C Stock by which the holders will tender all 20 shares of the Company`s Class C Stock in exchange for an equal number of shares of Class E Preferred Stock ("Class E Stock"), and the Company will enter into an agreement with the holders of the Company's Class D Stock by which the holders will tender all 24 shares of Class D Stock in exchange for an equal number of shares of the Company`s Class F Preferred Stock ("Class F Stock"). The Class E Stock and Class F Stock and will entitle the holders to one vote per share of the Class E Stock and Class F Stock. The Class C Stock and Class D Stock will be eliminated.

          Following stockholder approval of the issuance of shares of common stock to be issued in exchange for the Class E Stock and Class F Stock, the Company has the right to purchase from the holders of the Class E Stock and the holders of the Class E Stock are obligated to sell all 20 shares of Class E Stock in exchange for 27,117,240 shares of common stock, and the Company has the right to purchase from the holders of the Class F Stock and the holders of the Class F Stock are obligated to sell all 24 shares of Class F Stock in exchange for 3,021,552 shares of common stock.

          Upon a sale, lease, exchange or other disposition of all or substantially all of the Company's assets, the holders of the Class E Stock and Class F Stock have the right to tender all shares of their preferred stock in exchange for the corresponding numbers of shares of common stock noted above.

          Shares of Class E Stock and Class F Stock are preferred in liquidation to the extent that before any distribution is made to the holders of common stock, there would be a distribution to the holders of the Class E Stock in the amount of $108,469 per share of Class E Stock and a distribution to the holders of the Class F Stock in the amount of $10,072 per share of Class F Stock. The holders of the common stock would share pro rata in the remainder of the net liquidation proceeds.

          The stipulation of settlement becomes final (i) upon entry of the court`s order and final judgment approving the settlement; and (ii) upon the expiration of any applicable appeal period for the appeal of the court`s order and final judgment without an appeal having been filed or, if an appeal is taken, upon entry of an order affirming court`s order appealed from and the expiration of any applicable period for the reconsideration, rehearing or appeal of such affirmance without a motion for such reconsideration, rehearing or further appeal being filed.

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

         In view of our relatively limited operating history, we have limited experience forecasting our revenues and operating costs. Therefore, we believe that period-to-period comparisons of financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. To date, the Company has incurred substantial costs to create our products. As of June 30, 2003, we had an accumulated deficit of approximately $43.2 million. We may continue to incur operating losses due to spending on research and development programs, clinical trials, regulatory activities, marketing and administrative activities. This spending may not correspond with any meaningful increases in revenues in the near term, if at all. As such, these costs may result in negative operating cash flows until such time as the Company generates sufficient revenue to offset such costs.

         The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes set forth above in this Quarterly Report and our 2002 Annual Report on Form 10-KSB (as amended).

Overview

         Diomed specializes in developing and commercializing minimally and micro-invasive medical procedures that use its laser technologies and disposable products. Minimally and micro-invasive medical procedures typically result in reduced pain and scarring, shorter recovery periods and increased effectiveness compared to traditional surgical procedures. Most of the pain associated with traditional surgical procedures results from the slicing of the layers of skin and muscle tissue, which can be significantly diminished with minimally and micro-invasive procedures.

         In developing and marketing our clinical solutions, we use proprietary technology and we aim to secure strong commercial advantages over our competitors by gaining governmental approvals in advance of others and through exclusive commercial arrangements. To participate in the rapidly growing minimally and micro-invasive medical procedure industry, we seek to develop medical applications for our laser technology, to incorporate disposable products into these applications and to market our products to physicians who perform medical procedures using our products and the techniques that we develop. To optimize our revenues, we focus on clinical procedures that require the health care provider to own our equipment and also purchase our disposable products, such as kits and optical fibers.

         Using our proprietary technology in certain methods of synchronizing diode light sources and in certain optical fibers, we currently focus on endovenous laser treatment (our EVLT(R) product line) for use in varicose vein treatments, photodynamic therapy (our PDT product line) for use in cancer treatments, and other clinical applications. Using high power semiconductor diodes as their energy source, our diode lasers combine clinical efficacy, operational efficiency and cost effectiveness in a versatile, compact, lightweight, easy-to-use and easy-to-maintain system.

         In 2001, Diomed developed endovenous laser treatment (EVLT(R)), an innovative minimally invasive laser procedure for the treatment of varicose veins caused by greater saphenous vein reflux. In September 2001, Diomed was the first company to receive the CE mark of the European Economic Union for approval for endovenous laser treatment with respect to marketing EVLT(R) in Europe. On January 22, 2002, Diomed was the first company to receive FDA clearance for endovenous laser treatment, with respect to marketing EVLT(R) in the U.S.

         EVLT(R) was a primary source of revenue in 2002. Diomed expects that EVLT(R) will continue to be a primary source of revenue in 2003. Diomed believes that EVLT(R) will achieve a high level of commercial acceptance due to its related short recovery period, immediate return to one's normal routine barring vigorous physical activities, reduced pain and minimal scarring, and reduced costs compared to other vein treatments for varicose veins. We developed our EVLT(R) product line as a complete clinical solution and marketing model, including a laser, disposable kit, clinical training and marketing plan, to assist office-based and hospital-based physicians in responding to the demand for treatment of varicose veins in a minimally invasive manner. Diomed has also published a health insurance reimbursement guide to assist physicians in the reimbursement submission process. We believe that these attributes, in addition to EVLT(R)'s superior clinical trial results, favorable peer reviews and comparatively larger and longer follow-up data reports provide EVLT(R) with a competitive advantage over competing traditional and minimally invasive varicose vein treatment products.

         Diomed expects that as the number of EVLT(R) procedures performed increases so will its sales of associated disposable items. Diomed believes that the U.S. represents the single largest market for EVLT(R). Diomed is targeting its sales and marketing efforts at hospitals, private physician practices and clinics, and focuses on leading hospitals. We sell our products to hospital and office-based physicians, including specialists in vascular surgery, interventional-radiology, general surgery, phlebology, gynecology and dermatology.

         Diomed has developed a website - www.EVLT.com - to implement its push / pull strategy to attract the interest of both patients and physicians. EVLT.com provides patients with education about treatment options and benefits of EVLT(R) and provides physicians with education about the EVLT(R) procedure. At www.EVLT.com, patients can also locate the nearest physician performing EVLT(R) by inputting their city and state.

         The sales cycle for selling capital equipment, such as medical lasers, can be affected by several factors, including:

     o    the customer's internal approval process;

     o hospital determinations as to the specialty of physician performing the EVLT(R)procedure and the facility where these procedures will be performed;

     o the physician's desire to observe an EVLT(R)procedure prior to making a purchase decision; and

     o    budget constraints for capital equipment.

     The length of the sales cycle may vary according to the type of customer. For example, a sale to a private physician may take as little as two to three months, whereas a sale to a hospital may take six months or longer. Diomed provides both hospital-based and office-based physicians with marketing guidance as to how they can build an EVLT(R) business, facilitating the sales closing process and reducing the sales cycle.

      Prior to 2002, the Company sold its products through independent sales representatives in the U.S. and through distributors internationally. In March 2002, Diomed made the decision to execute a direct sales strategy to commercialize EVLT(R) in the U.S. In addition, in September 2002, Diomed engaged Sigmacon Health Products Corporation of Toronto, Ontario as its distributor in the Canadian market. The Company will continue to monitor sales activities and strategies, and adjust the number of direct sales representatives, indirect sales representatives and distributors to address market needs and opportunities in the future.

      Diomed's sales of its PDT product line are dependent to an extent upon the clinical development process and the commercialization of PDT drugs by PDT drug companies. In 2001, our collaborative partner, Axcan Pharma, lead the sales effort for PDT in conjunction with Axcan Pharma's drug, Photofrin. We are unable to predict any probable impact on our revenues because EVLT(R) and not PDT is our primary source of revenue for 2002 and because Photofrin is the first PDT drug brought to market by Axcan Pharma. Consequently, there is not sufficient relevant historical data on which to base sales assumptions.

      Diomed works jointly and early on in the development cycle with photodynamic therapy drug (PDT) companies in their clinical development process in order to design a laser that optimizes wavelength with their PDT drugs. We have long-term relationships with some of the world's leading PDT drug companies, including Axcan Pharma, and have sold them lasers in support of their clinical trials for PDT applications.

      In the U.S., regulatory approval by the FDA is given for each specific treatment in response to a specific pre-market approval application, or "PMA." Each PMA is generally addressed to a use for the device that the PMA specifies. Our PDT line is a delivery system of laser technology, services and fiber disposables to the global PDT industry. The FDA considers PDT a modality that requires a combination PMA approval, where the PDT drug company, laser manufacturer and fiber manufacturer work together to obtain regulatory approval for the complete medical procedure.

         Our technology and manufacturing capability has attracted original equipment manufacturing (OEM) partners. In a typical OEM relationship, we produce the laser and other products to the OEM's specifications, which will then be marketed under the OEM's label. As a result, sales of our products to OEM partners may fluctuate in relation to the achievement of their strategic initiatives. Our most prominent OEM relationship is with Olympus in Japan, which is using our technology for surgical and dental applications. In addition we have a long-term partnership with Dentek Lasersystems Vertriebs GmbH, which is using our laser module for dental applications.

         In 2002, approximately 55% of our sales were generated in the U.S. and 45% in other markets around the world. Diomed believes that its percentage of sales generated domestically should increase as it grows the EVLT(R) market in the U.S. In the first six months of 2003, the percent of sales generated domestically increased to 60%.

      In 2003, Diomed expects to continue to focus on the development and growth of EVLT(R) sales in the U.S. while simultaneously pursuing channels for future sales worldwide, to support the development and approval of new applications for PDT products, and to continue the development of enhancements to our products in order to further improve their effectiveness and manufacturing efficiency.

Results of Operations

Three Months Ended June 30, 2003 Compared to the Three Months Ended
June 30, 2002

Revenues

         Revenues for the three months ended June 30, 2003 were $2.1 million, increasing approximately $1.0 million or 84% from $1.2 million for the same period in 2002.

         In the three months ended June 30, 2003, approximately $1.3 million or 60% of our total revenues were derived from laser sales, as compared to approximately $0.6 million or 53% in the same period in 2002. In the three months ended June 30, 2003, approximately $0.8 million or 40% of our total revenues were derived from sales of disposable fibers and kits, accessories and service, as compared to approximately $0.6 million or 47% in the same period in 2002.

         The increase in revenues is principally due to the commercialization of EVLT(R) for the treatment of varicose veins. In the second quarter of 2003, the Company experienced a 281% increase in the sale of EVLT(R) related disposable kits and fibers as compared to the second quarter in 2002. This increase represents a strong growth trend in a recurring revenue stream from disposable sales, a key element in the Company's business strategy.

Cost of Revenues

         Cost of revenues for the three months ended June 30, 2003 was $1.3 million, increasing approximately $0.2 million or 22% from the same period in 2002. The dollar increase was in line with the relative increase in sales volume resulting from the further commercialization of EVLT(R). However, cost of revenues, as a percentage of sales, decreased from 89% to 59% as the Company gained critical fixed cost leverage and manufacturing efficiencies with the increased volume.

Gross Profit

         Gross profit for the three months ended June 30, 2003 was $0.9 million, approximately $0.8 million or 575% from the same period in 2002. On a percent-of-sales-basis, the gross margin increased 30 percentage points from 11% to 41%, again driven by the increased volume and resulting manufacturing fixed cost leverage.

Research and Development Expenses

         Research and development expenses for the three months ended June 30, 2003 remained largely unchanged at $199,000, a $13,000 or 6% decrease from $212,000 for the same period in 2002.

Selling and Marketing Expenses

         Selling and marketing expenses for the three months ended June 30, 2003 were $0.9 million, increasing approximately $0.2 million or 20% from $0.7 million for the same period in 2002. The increase was driven by the Company's strategy to build a direct sales force beginning in the second half of 2002 and the Company's investment in marketing initiatives in 2003 to support the commercialization of EVLT(R). In fiscal 2003, the Company anticipates continued investment in sales and marketing programs to support the aggressive commercialization of EVLT(R).

General and Administrative Expenses

         General and administrative expenses for the three months ended June 30, 2003 remained largely unchanged at $981,000, a $34,000 or 4% increase from $947,000 for the same period in 2002. In fiscal 2002, the Company developed much of the infrastructure required to support a public company.

Loss from Operations

         Loss from operations for the three months ended June 30, 2003 was $1.2 million, decreasing approximately $0.6 million or 33% from $1.8 million for the same period in 2002.

Interest Expense, net

         Interest expense for the three months ended June 30, 2003 was $579,000, increasing $556,000 from $24,000 for the same period in 2002.

         Interest expense in the three months ended June 30, 2003 included non-cash charges totaling approximately $438,000 and amortization of deferred financing costs totaling approximately $69,000 related to the $2.0 million in notes we issued in our December 2002 bridge financing and the $1.2 million committed in May 2003 financing.

Net Loss Applicable to Common Stockholders

         As a result of the above, the net loss applicable to common stockholders for the three months ended June 30, 2003 was 1,761,000 a $26,000 or 1% decrease from $1,788,000 for the same period in 2002.

Results of Operations

Six Months Ended June 30, 2003 Compared to the Six Months Ended June 30, 2002

Revenues

         Revenues for the six months ended June 30, 2003 were $4.3 million, increasing approximately $2.2 million or 101% from $2.1 million for the same period in 2002.

         In the six months ended June 30, 2003, approximately $2.7 million or 63% of our total revenues were derived from laser sales, as compared to approximately $1.1 million or 53% in the same period in 2002. In the six months ended June 30, 2003, approximately $1.6 million or 37% of our total revenues were derived from sales of disposable fibers and kits, accessories and service, as compared to approximately $1.0 million or 47% in the same period in 2002.

         The increase in revenues is principally due to the commercialization of EVLT(R)for the treatment of varicose veins. In the six months ended June 30, 2003, the Company experienced a 348% increase in the sale of EVLT(R) related disposable kits and fibers as compared to the six months ended June 30, 2002. This increase represents a strong growth trend in a recurring revenue stream from disposable sales, a key element in the Company's business strategy.

Cost of Revenues

         Cost of revenues for the six months ended June 30, 2003 was $2.7 million, increasing approximately $0.5 million or 22% from $2.2 million for the same period in 2002. The dollar increase was in line with the relative increase in sales volume. However, cost of revenues, as a percentage of sales, decreased from 103% to 63% as the Company gained critical fixed cost leverage and manufacturing efficiencies with the increased volume.

Gross Profit

         Gross profit for the six months ended June 30, 2003 was $1.6 million, increasing approximately $1.7 million or 2,439% from $0.1 million in gross loss for the same period in 2002. On a percent-of-sales-basis, the gross margin increased 40 percentage points from a negative 3% to a positive 37%, again driven by the increased volume and resulting manufacturing fixed cost leverage.

Research and Development Expenses

         Research and development expenses for the six months ended June 30, 2003 remained largely unchanged at $387,000, a $4,000 or 1% increase from $383,000 for the same period in 2002.

Selling and Marketing Expenses

         Selling and marketing expenses for the six months ended June 30, 2003 were $2.0 million, increasing approximately $0.9 million or 88% from $1.1 million for the same period in 2002. The increase was driven by the Company's strategy to build a direct sales force beginning in the second half of 2002 and the Company's investment in marketing initiatives in 2003 to support the commercialization of EVLT(R). In fiscal 2003, the Company anticipates continued investment in sales and marketing programs to support the aggressive commercialization of EVLT(R).

General and Administrative Expenses

         General and administrative expenses for the six months ended June 30, 2003 remained largely unchanged at $1,782,000, increasing $14,000 or 1% increase from $1,768,000 for the same period in 2002. In fiscal 2002, the Company developed much of the infrastructure required to support a public company.

Loss from Operations

         As a result of the above, the loss from operations for the six months ended June 30, 2003 was $2.6 million, decreasing approximately a $0.7 million or 21% from $3.3 million for the same period in 2002.

Interest Expense, net

         Interest expense for the six months ended June 30, 2003 was $1.2 million, increasing approximately $0.9 million or 306% from $0.3 million for the same period in 2002.

         Interest expense in the six months ended June 30, 2002 included non-cash charges totaling approximately $225,000. In 2001, the Company issued promissory notes, in the aggregate principal amount of $700,000, to two stockholders of the Company in exchange for bridge loans and granted these two stockholders fully exercisable warrants to purchase an aggregate of 80,000 shares of common stock. We recorded the value of such warrants, calculated using the Black-Scholes option pricing model, as a debt discount to be amortized to interest expense over the life of the notes. In addition, we recorded the beneficial conversion feature attributable to the warrants as interest expense upon the closing of the Merger we consummated on February 14, 2002, which triggered the right to convert the notes.

     Interest expense in the six months ended June 30, 2003 included non-cash charges totaling approximately $938,000 and amortization of deferred financing costs totaling approximately $89,000 related to the $2.0 million in notes we issued in our December 2002 bridge financing and the $1.2 million committed in May 2003 financing.

Net Loss Applicable to Common Stockholders

         As a result of the above, the net loss applicable to common stockholders for the six months ended June 30, 2003 was $3.8 million, increasing approximately $0.2 million or 5% from $3.6 million in the same period in 2002.


Liquidity, Capital Resources and Capital Transactions

         Since inception we have incurred a cumulative loss of approximately $43.2 million and may continue to incur operating losses, dependent upon the commercial success of EVLT(R). The Company has financed its operations primarily through private placements of common stock and preferred stock, and private placements of convertible notes and short-term notes and credit arrangements.

           Between December 2002 and May 2003, the Company obtained $3.2 million of bridge financing from Gibralt US, Inc., an affiliate of one of our directors, Samuel Belzberg, and two of our other directors, James A. Wylie, Jr. and Peter Norris. In order to fund its operations in 2003, the Company requires additional debt or equity financing and, as an additional option, put in place a credit facility to support the Company`s commercialization of EVLT(R). The Company anticipates it will have access to additional funding sources and has entered into discussions that it believes may lead to a long term financing transaction during the second half of 2003.

      The Company will require the proceeds of any such additional financing, together with its current cash resources, to continue as a going concern and will use these proceeds to fund its operations and commercialize its products in 2003. Additional financing may not, however, be available on acceptable terms or at all. The inability to obtain additional financing would cause the Company to reduce or cease operations, sell all or a portion of its assets, seek a sale of the Company or enter into a business combination with a third party. As a result of the additional financing needed to support operations in 2003, the auditors` opinion for the year ended December 31, 2002 expressed doubt about the Company`s ability to continue as a going concern.

Capital Restructuring and Interim Financing

       During the first quarter of 2003, it became clear that the successful operations of the Company would require additional working capital. In April 2003, the Company began discussions with Gibralt US with a view to its providing early in the quarter interim financing in addition to that it had provided in December 2002. The Company also began to consider a subsequent financing expected to begin later in the quarter that would address its longer term capital needs. In late April, the Company elected to obtain up to $1.2 million of interim financing from Gibralt US and two of its directors. At the same time, the Company proposed a restructuring of the securities issued in December 2002 to improve its access to the financial markets and enhance the likelihood of a subsequent financing. Therefore, the Company offered to repurchase from the December 2002 noteholders certain of their rights that, in light of current market conditions, might have made it more difficult to successfully complete a subsequent financing in the current market.

       Using the Black Scholes valuation methodology, the Company calculated the monetary value of the rights of the December 2002 noteholders to convert their notes into shares of common stock and the monetary value of the common stock purchase warrants. The Company further engaged a professional valuation firm to provide a professional opinion as to the valuations that it had calculated. The price per share that the Company employed to calculate the number of shares to equal to the monetary value of the rights that the December 2002 noteholders would be surrendering was the presumed price per share of its common stock after giving effect to the issuance of those shares.

       At the time the Class A secured notes and Class B unsecured notes were issued, the Company could not issue more than $1.0 million in secured debt without first obtaining prior approval by its preferred stockholders under the terms of its Class A Convertible Preferred Stock. On March 31, 2003, the Company converted all of its Class A Convertible Preferred Stock into common stock to eliminate the convertibility overhang and its apparent negative impact on the Company`s chances for successfully obtaining additional financing. On May 7, 2003, the December 2002 noteholders exchanged their $1.0 million principal amount of secured Class A notes and $1.0 million principal amount of unsecured Class B notes for $2.0 million principal amount of secured Class C notes due January 1, 2004.

       On May 7, 2003, the Company issued to the December 2002 noteholders 20 shares of its Class C Convertible Preferred Stock ("Class C Stock") convertible into 27,117,240 shares of common stock in exchange for eliminating the convertibility feature of the $2.0 million principal amount of notes and the warrants to purchase 8,333,333 shares of common stock, as well as certain other rights. If the Company does not complete its contemplated subsequent financing by November 15, 2003, or if its common stockholders do not approve the issuance of the common stock underlying the common share equivalents issued in the exchange transaction and the interim financing, the December 2002 noteholders can elect to rescind the exchange transaction, in which event the Company would reissue the warrants to purchase 8,333,333 shares originally issued on December 27, 2002, replace the Class C notes with fully secured notes due January 1, 2004 in the aggregate principal amount of $2.0 million having the same terms and conditions as the Class A secured notes, including the conversion rights, and cancel the preferred stock representing 27,117,240 common stock equivalents issued to the December 2002 noteholders on May 7, 2003.

     The exchange of debt and preferred stock for the elimination of warrants and modification of the December 2002 notes was treated as an extinguishment of the $2.0 million debt. As a result, the fair market value of the warrants and other consideration, which was limited to the remaining unamortized discount on the December 2002 notes, was recorded as a reduction in additional paid-in-capital in the amount of $1,167,000 and the remaining unamortized discount was reduced to zero. The Company recorded a discount in the amount of $2.0 million for the fair value of the preferred stock issued with the Class C notes. Accordingly, the Class C notes are recorded at net value of zero (after the $2.0 million discount). The discount on the Class C notes will be amortized over the life of the debt. In the three-month period ended June 30, 2003, the Company recognized $65,000 in non-cash interest expense related to this amortization of the debt discount and accordingly the Class C notes were recorded at $65,000 as of June 30, 2003.

       On May 28, 2003, the Company and the December 2002 noteholders amended certain of the terms of the May 7, 2003 capital restructuring to: (i) extend the due date of the Class C notes from January 1, 2004 until January 1, 2006, (ii) increase the rate of interest payable on the Class C notes from 8.0% to 12.5%,
(iii) provide for mandatory prepayments of principal of the Class C notes in amounts up to 50% of positive quarterly cash flow, (iv) limit the security interest in inventory that secures the Class C notes at $3,271,000, (v) waive the noteholders` right of approval of future financing transactions and (vi) extend the deadline by which the financing was to be completed without triggering the noteholders` right of rescission, from June 30, 2003 to July 31, 2003 (under the terms of the restructuring if the contemplated financing were not completed by July 31, 2003 the December 2002 noteholders had the right to rescind the May 7, 2003 exchange transaction). On July 31, 2003, the deadline by which the financing was to be completed without triggering the noteholders` right of rescission was extended until November 15, 2003. The Class C notes were exchanged for Class E notes reflecting these modified terms, in principal amounts equal to the principal amounts of the Class C notes so exchanged.

       On May 7, 2003, Gibralt US and two of the Company`s directors, James A. Wylie, Jr. and Peter Norris (the "May 2003 noteholders"), committed to provide financing of up to $1.2 million in the form of Class D secured notes due May 6, 2004. The Company issued the May 2003 noteholders an aggregate of 24 shares of Class D Convertible Preferred Stock ("Class D Stock") convertible into 3,021,552 shares of common stock. The Class D notes accrue interest at an annual rate of 8%, payable upon maturity. As of June 30, 2003, $1.1 million of the committed $1.2 million in interim financing had been funded. On July 7, 2003, the $100,000 balance of the committed financing was funded.

       The May 2003 noteholders have the same security interest and registration rights granted to the December 2002 noteholders, as described in Note 5e in the financial statements included with this quarterly report. The notes are not transferable without the prior consent of the Company.

       The May 2003 noteholders have the right to participate in the Company`s financing contemplated for the second half of 2003 on the same terms and conditions as the new investors by redeeming their notes. In determining the price at which the Company sold its notes, an independent committee of the board of directors considered the added risk that the May 2003 noteholders would be accepting in light of the uncertainty of the completion of the contemplated financing. The December 2002 notes provided that the corresponding noteholders had the right to participate in the next financing of the Company at a discount of 20% to the price to be paid by investors. Using this discount factor as a benchmark for arriving at a value for the risk that the May 2003 noteholders would be assuming, among other factors, the independent committee authorized the issuance of preferred shares convertible into 3,021,552 shares of common stock, allocated according to the noteholder`s respective loan commitments.

       If the Company does not complete its contemplated subsequent financing by November 15, 2003, the May 2003 noteholders have the right to declare the principal plus any accrued and unpaid interest, immediately due and payable.

     The Company recorded an amount of $240,000 for the fair value of the preferred stock issued, which has been recorded as a debt discount to the Class D notes. As the notes become convertible only upon the occurrence of a future event outside the control of the holder, the contingent beneficial conversion feature could not be measured at the commitment date and it will be recognized in earnings when the contingency is resolved. It is expected that the redemption of the notes may result in a beneficial conversion feature as the Company's contemplated financing may be at a discount from the market price of the common stock. The maximum amount of any beneficial conversion feature would be approximately $960,000. The discount on the Class D notes will be amortized over the life of the debt. In the three-month period ended June 30, 2003, the Company recognized $40,000 in non-cash interest expense related to this amortization of the debt discount, and accordingly the Class C notes were recorded at $900,000 as of June 30, 2003.

       On May 28, 2003, the Company and the May 2003 noteholders amended certain of the terms of the May 7, 2003 interim financing to: (i) add a requirement that 100% of the Class D Notes be redeemed into common stock in the contemplated financing at the same price per share and on the same terms as the new investors if the Company raises $6.0 million or more in gross proceeds and (ii) extend the deadline for completion of the contemplated financing without triggering the right of the May 2003 noteholders to declare the Class D Notes due and payable to July 31, 2003. On July 31, 2003, this deadline was further extended to November 15, 2003.

Exchange of Class C Convertible Preferred Stock and Class D Convertible Preferred Stock

     The Company has been named as a defendant in a class action lawsuit, Augenbaum vs. Diomed Holdings, Inc., commenced on July 28, 2003 in Delaware Chancery Court (C.A. No. 20454). The complaint and accompanying motion for permanent injunction challenge one of the amendments to the Company`s certificate of incorporation that were to have been voted upon at the Company`s annual meeting of stockholders to have been held on July 29, 2003. The amendment in question would increase the number of authorized shares of the Company`s common stock to 500 million. The claims of the class plaintiff challenged the propriety of the record date set for the 2003 annual meeting, the voting of all outstanding classes of the Company`s capital stock as one class and the rights of the holders of the Company`s Class C Stock and Class D Stock to convert their preferred shares and vote their preferred shares as if they had been converted.

     On August 6, 2003, the Company entered into a stipulation of settlement to resolve this case. The terms of the settlement required the adjournment of its 2003 annual meeting and the reconvening of its annual meeting during the late third quarter or early fourth quarter of 2003. At the reconvened annual meeting, the Company will seek the approval of its stockholders for the matters that had been proposed for the annual meeting originally to have been held on July 29, 2003. The Company anticipates in addition that, at the reconvened annual meeting, it will seek the approval of its stockholders for the issuance of shares of its common stock to the investors that invest in its contemplated financing, as well as the issuance of common stock to the investors that provided an aggregate of $3.2 million bridge financing to the Company in December 2002 and May 2003. In addition, the settlement requires the Company to pay up to $150,000 in to the class plaintiff's legal fees.

     The Company has disclaimed any liability whatsoever relating to any of the settled claims, has denied having engaged in any wrongful or illegal activity or having violated any law or regulation or duty, has denied that any person or entity has suffered any harm or damages as a result of the settled claims and has made the settlement to avoid the distraction, burden and expense occasioned by continued litigation. The court has made no finding that the Company or any of its related persons engaged in any wrongdoing or wrongful conduct or otherwise acted improperly or in violation of any law or regulation or duty in any respect.

     By way of background, on May 7, 2003, the Company issued to the December 2002 noteholders 20 shares of Class C Stock convertible into 27,117,240 shares of common stock in exchange for the convertibility feature of the Class A and Class B Notes, warrants to purchase 8,333,333 shares of common stock and certain other rights. On May 7, 2003, the Company issued to the May 2003 noteholders 24 shares of Class D Stock convertible into a total of 3,021,552 shares of common stock in connection with commitments for $1.2 million in interim financing.

     In connection with the stipulation of settlement, the Company has agreed with the holders of the Company`s Class C Stock by which the holders will tender all 20 shares of the Company`s Class C Stock in exchange for an equal number of shares of Class E Preferred Stock ("Class E Stock"), and the Company will enter into an agreement with the holders of the Company`s Class D Stock by which the holders will tender all 24 shares of Class D Stock in exchange for an equal number of shares of the Company`s Class F Preferred Stock ("Class F Stock"). The Class E Stock and Class F Stock and will entitle the holders to one vote per share of the Class E Stock and Class F Stock. The Class C Stock and Class D Stock will be eliminated.

     Following stockholder approval of the issuance of shares of common stock to be issued in exchange for the Class E Stock and Class F Stock, the Company has the right to purchase from the holders of the Class E Stock and the holders of the Class E Stock are obligated to sell all 20 shares of Class E Stock in exchange for 27,117,240 shares of common stock, and the Company has the right to purchase from the holders of the Class F Stock and the holders of the Class F Stock are obligated to sell all 24 shares of Class F Stock in exchange for 3,021,552 shares of common stock.

     Upon a sale, lease, exchange or other disposition of all or substantially all of the Company`s assets, the holders of the Class E Stock and Class F Stock have the right to tender all shares of their preferred stock in exchange for the corresponding numbers of shares of common stock noted above.

     Shares of Class E Stock and Class F Stock are preferred in liquidation to the extent that before any distribution is made to the holders of common stock, there would be a distribution to the holders of the Class E Stock in the amount of $108,469 per share of Class E Stock and a distribution to the holders of the Class F Stock in the amount of $10,072 per share of Class F Stock. The holders of the common stock would share pro rata in the remainder of the net liquidation proceeds.

     The stipulation of settlement becomes final (i) upon entry of the court`s order and final judgment approving the settlement; and (ii) upon the expiration of any applicable appeal period for the appeal of the court`s order and final judgment without an appeal having been filed or, if an appeal is taken, upon entry of an order affirming court`s order appealed from and the expiration of any applicable period for the reconsideration, rehearing or appeal of such affirmance without a motion for such reconsideration, rehearing or further appeal being filed.


Cash Position and Cash Flow

           The Company had cash balances of approximately $250,000 and $1.9 million at June 30, 2003 and December 31, 2002, respectively.

         Cash used in operations for the six months ended June 30, 2003 was approximately $2.3 million. This is principally attributable to the $2.6 million loss from operations, and reflects the external marketing initiatives and the costs of a direct sales force in support of the commercialization of EVLT(R), as well as the incremental legal, audit, and other professional fees associated with being a public company.

         Cash used in investing activities for the six months ended June 30, 2003 was $185,000. The net cash used by investing activities was principally related to demo equipment included in property, plant and equipment, for customer trial programs and for use by the direct sales force in the field.

         Cash provided by financing activities for the six months ended June 30, 2003 was $665,000. This is principally attributable to the proceeds, in the amount of $1.1 million, from the May interim financing offset by the financing costs associated with the May interim financing ($51,000), the deferred offering costs associated with the contemplated subsequent financing ($199,000), and a reduction in the Barclays bank line of credit ($161,000).

Bank Line of Credit

      Diomed, Ltd., the Company`s subsidiary in the United Kingdom, utilizes a line of credit with Barclays Bank, which is limited to the lesser of (pound)350,000 ($579,000 at June 30, 2003) or 80% of eligible accounts receivable. The credit line bears interest at 3% above Barclays base rate (4.00% at June 30, 2003) and borrowings are due upon collection of receivables from customers. As security interest, Barclay`s Bank has a lien on all of the assets of Diomed Ltd., excluding inventory and certain intellectual property.

      As of June 30, 2003, there were borrowings of (pound)31,143 ($54,896) outstanding under this line and available future borrowing capacity of approximately $49,000.

Critical Accounting Policies

      Our discussion and analysis of the Company`s financial condition, results of operations, and cash flows are based upon Diomed`s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to bad debts, inventory valuation and obsolescence, intangible assets, income taxes, warranty obligations, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      Our critical accounting policies include:

      o   revenue recognition;

      o   allowance for doubtful accounts;

      o   warranty obligation;

      o   allowances for excess and obsolete inventory; and

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

      Allowance for Doubtful Accounts. Accounts receivable are customer obligations due under normal trade terms. The Company sells its products to private physicians, hospitals, health clinics, distributors and OEM customers. The Company generally requires signed sales agreements, non-refundable advance payments and purchase orders depending upon the type of customer, and in certain circumstances letters of credit. Some customers seek equipment financing from third party leasing agents. Accounts receivable is stated at the amount billed to the customer less a valuation allowance for doubtful accounts.

      Senior management reviews accounts receivable on a monthly basis to determine if any receivables could potentially be uncollectible. The Company includes specific accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on available information, the Company believes its allowance for doubtful accounts as of June 30, 2003 is adequate.

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

      Valuation of Long-Lived and Intangible Assets. We assess the impairment of identifiable intangibles and long-lived assets on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. When we determine that the carrying value of intangibles and long-lived assets may not be recoverable, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. If cash generated in the future by the acquired asset is different from current estimates, or if the appropriate discount rate were to change, then the net present value of the asset would be impacted, resulting in a charge to earnings.

Item 3.   Controls and Procedures

         (a)      Evaluation of disclosure controls and procedures.

         The Company`s principal executive officer and its principal financial officer have carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a -15e and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2003 and have concluded that as of such date, the Company`s disclosure controls and procedures in place are adequate to ensure material information and other information requiring disclosure is identified and communicated on a timely basis.

         (b)      Changes in Internal Control Over Financial Reporting.

         During the period covered by this report, there have been no significant changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II:  Other Information

Item 1.        Legal Proceedings

     The Company has been named as a defendant in a class action lawsuit, Augenbaum vs. Diomed Holdings, Inc., commenced on July 28, 2003 in Delaware Chancery Court (C.A. No. 20454). The complaint and accompanying motion for permanent injunction challenge one of the amendments to the Company`s certificate of incorporation that were to have been voted upon at the Company`s annual meeting of stockholders to have been held on July 29, 2003. The amendment in question would increase the number of authorized shares of the Company`s common stock to 500 million. The claims of the class plaintiff challenged the propriety of the record date set for the 2003 annual meeting, the voting of all outstanding classes of the Company`s capital stock as one class and the rights of the holders of the Company`s Class C Stock and Class D Stock to convert their preferred shares and vote their preferred shares as if they had been converted.

     On August 6, 2003, the Company entered into a stipulation of settlement to resolve this case. The terms of the settlement required the adjournment of its 2003 annual meeting and the reconvening of its annual meeting during the late third quarter or early fourth quarter of 2003. At the reconvened annual meeting, the Company will seek the approval of its stockholders for the matters that had been proposed for the annual meeting originally to have been held on July 29, 2003. The Company anticipates in addition that, at the reconvened annual meeting, it will seek the approval of its stockholders for the issuance of shares of its common stock to the investors that invest in its contemplated financing, as well as the issuance of common stock to the investors that provided an aggregate of $3.2 million bridge financing to the Company in December 2002 and May 2003. In addition, the settlement requires the Company to pay up to $150,000 in to the class plaintiff's legal fees.

     The Company has disclaimed any liability whatsoever relating to any of the settled claims, has denied having engaged in any wrongful or illegal activity or having violated any law or regulation or duty, has denied that any person or entity has suffered any harm or damages as a result of the settled claims and has made the settlement to avoid the distraction, burden and expense occasioned by continued litigation. The court has made no finding that the Company or any of its related persons engaged in any wrongdoing or wrongful conduct or otherwise acted improperly or in violation of any law or regulation or duty in any respect.

     By way of background, on May 7, 2003, the Company issued to the December 2002 noteholders 20 shares of Class C Stock convertible into 27,117,240 shares of common stock in exchange for the convertibility feature of the Class A and Class B Notes, warrants to purchase 8,333,333 shares of common stock and certain other rights. On May 7, 2003, the Company issued to the May 2003 noteholders 24 shares of Class D Stock convertible into a total of 3,021,552 shares of common stock in connection with commitments for $1.2 million in interim financing.

     In connection with the stipulation of settlement, the Company has agreed with the holders of the Company`s Class C Stock by which the holders will tender all 20 shares of the Company`s Class C Stock in exchange for an equal number of shares of Class E Preferred Stock ("Class E Stock"), and the Company will enter into an agreement with the holders of the Company`s Class D Stock by which the holders will tender all 24 shares of Class D Stock in exchange for an equal number of shares of the Company`s Class F Preferred Stock ("Class F Stock"). The Class E Stock and Class F Stock and will entitle the holders to one vote per share of the Class E Stock and Class F Stock. The Class C Stock and Class D Stock will be eliminated.

     Following stockholder approval of the issuance of shares of common stock to be issued in exchange for the Class E Stock and Class F Stock, the Company has the right to purchase from the holders of the Class E Stock and the holders of the Class E Stock are obligated to sell all 20 shares of Class E Stock in exchange for 27,117,240 shares of common stock, and the Company has the right to purchase from the holders of the Class F Stock and the holders of the Class F Stock are obligated to sell all 24 shares of Class F Stock in exchange for 3,021,552 shares of common stock.

     Upon a sale, lease, exchange or other disposition of all or substantially all of the Company`s assets, the holders of the Class E Stock and Class F Stock have the right to tender all shares of their preferred stock in exchange for the corresponding numbers of shares of common stock noted above.

     Shares of Class E Stock and Class F Stock are preferred in liquidation to the extent that before any distribution is made to the holders of common stock, there would be a distribution to the holders of the Class E Stock in the amount of $108,469 per share of Class E Stock and a distribution to the holders of the Class F Stock in the amount of $10,072 per share of Class F Stock. The holders of the common stock would share pro rata in the remainder of the net liquidation proceeds.

     The stipulation of settlement becomes final (i) upon entry of the court`s order and final judgment approving the settlement; and (ii) upon the expiration of any applicable appeal period for the appeal of the court`s order and final judgment without an appeal having been filed or, if an appeal is taken, upon entry of an order affirming court`s order appealed from and the expiration of any applicable period for the reconsideration, rehearing or appeal of such affirmance without a motion for such reconsideration, rehearing or further appeal being filed.

Item 2.       Changes in Securities and Use of Proceeds

         During the second quarter of 2003, the Company issued options to purchase up to 230,000 shares of its Common Stock to employees at purchase prices ranging from $0.19 to $0.25 per share and issued options to purchase up to 960 shares of its Common Stock at a purchase price of $0.17 per share.

         On May 7, 2003, the Company issued to the December 2002 noteholders 20 shares of Class C Stock convertible into 27,117,240 shares of common stock in exchange for the convertibility feature of the $2.0 million principal amount of notes and their warrants to purchase 8,333,333 shares of common stock, as well as certain other rights. On May 7, 2003, the Company also issued to the May 2003 noteholders 24 shares of Class D Stock convertible into 3,021,552 shares of common stock in connection with commitments to provide $1.2 million in interim financing. The issuance of the underlying shares of common stock in these transactions is subject to the stockholders` prior approval. See Part I, Item 2, "Management`s Discussion and Analysis or Plan of Operation," "Capital Restructuring and Interim Financing" and "Exchange of Class C Convertible Preferred Stock and Class D Convertible Preferred Stock" for more information.

         On June 2, 2003, the board of directors authorized 2,137,500 stock options to purchase shares of common stock to directors and officers, non-executive employees and a third party service provider. These stock options were granted pursuant to the Company`s 2003 Omnibus Incentive Plan, which has been adopted subject to stockholder approval, and were granted with an exercise price of $0.30 per share, the closing price of the Company`s common stock on June 2, 2003.

         The Company issued securities to the above-referenced persons in reliance upon the exemption from registration set forth under Section 4(2) of the Securities Act of 1933, as amended. Each such person agreed that neither the options or notes, as the case may be, nor the underlying securities would be resold without registration under the Securities Act or exemption therefrom. Each such person also represented his or her intention to acquire the securities for investment only, and not with a view to the distribution thereof. Prior to making any offer or sale, Diomed had reasonable grounds to believe and believed that the purchaser was capable of evaluating the merits and risks of the investment and was able to bear the economic risk of the investment represented by the options granted.

Item 4.       Submission of Matters to a Vote of Security Holders

         On August 5, 2003, in connection with the Company`s stipulation of settlement in the class action lawsuit Augenbaum vs. Diomed, the Company adjourned, without specifying a date, its 2003 annual meeting. The Company anticipates holding its annual meeting of stockholders in the fourth quarter of 2003.

Item 6.       Exhibits and Reports on Form 8-K

         (a)    Exhibits

     31.1 Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     31.2 Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32.1 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     32.2 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b) Reports on Form 8-K. State whether any reports on Form 8-K were filed during the quarter for which this report is filed, listing the items reported, any financial statements filed and the dates of such reports:

            On May 15, 2003, the Company filed a Current Report on Form 8-K in connection with the May 7, 2003 Exchange Transaction and Interim Financing. This Current Report was amended pursuant to a Current Report on Form 8K/A filed on May 19, 2003.

SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                Diomed Holdings, Inc.
                                (Registrant)


                                  By :  /s/  JAMES A. WYLIE, JR.
                                      ----------------------------------------
                                  Name:  James A. Wylie, Jr.
                                  Title: President and Chief Executive Officer,
                                         Director

                                  Date:  August 14, 2003

                                        /s/  LISA M. BRUNEAU
                                      ----------------------------------------
                                  Name:  Lisa M. Bruneau
                                  Title: Principal Financial Officer,
                                         Vice President,  Finance;  Secretary
                                         and Treasurer

                                  Date:  August 14, 2003