Form 10QSB
period 2003-09-30
DIOMED HOLDINGS INC
filed 2003-11-10
CIK 1074874

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                               -------------------


                                   FORM 10-QSB
                                   -----------

                                   (Mark One)

            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2003

                                       or

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

As of September 30, 2003, there were 29,711,749 shares of common stock, par value $0.001, outstanding.

                     DIOMED HOLDINGS, INC. AND SUBSIDIARIES

                         Quarterly Report on Form 10-QSB
          For the Three Months and Nine Months Ended September 30, 2003

                                Table of Contents

       Item Number                                                                                             Page Number

                            Part I - Financial Information

            1               Consolidated Balance Sheets -                                                          F-1
                            September 30, 2003 (unaudited) and December 31, 2002

                            Unaudited Consolidated Statements of Operations -                                      F-3
                            Three Months and Nine Months Ended September 30, 2003 and 2002

                            Unaudited Consolidated Statements of Cash Flows -                                      F-4
                            Nine Months Ended September 30, 2003 and 2002


                            Notes to Consolidated Condensed Financial Statements                                   F-6


            2               Management's Discussion and Analysis or Plan of Operation                               1

            3               Controls and Procedures                                                                 11

                            Part II - Other Information                                                             11
            1               Legal Proceedings                                                                       11
            2               Changes in Securities and Use of Proceeds                                               12

            6               Exhibits and Reports on Form 8-K                                                        17
                            Signatures                                                                              18


                              Diomed Holdings, Inc.
                           Consolidated Balance Sheets


Assets                                                                  SEPTEMBER 30,     DECEMBER 31,
                                                                            2003              2002
                                                                        (unaudited)        (audited)
Current Assets:
   Cash and cash equivalents                                            $   1,537,240   $     1,848,646
   Restricted cash                                                                  -            75,000
   Accounts receivable, net of allowance for doubtful accounts of
     $304,000 and $308,000 in 2003 and 2002, respectively                   1,166,629           676,444
   Inventories                                                              1,580,904         2,012,141
   Prepaid expenses and other current assets                                  555,081           214,253
                                                                       ---------------  ---------------

         Total current assets                                               4,839,854         4,826,484

Property and Equipment:
   Office equipment and furniture and fixtures                              1,486,519         1,229,307
   Manufacturing equipment                                                    829,752           731,787
   Leasehold improvements                                                     816,949           652,141
                                                                       ---------------  ---------------

                                                                            3,133,220         2,613,235

   Less--Accumulated depreciation and amortization                          2,115,061         1,548,085
                                                                       ---------------  ---------------

Property and Equipment, net                                                 1,018,159         1,065,150

Intangible Manufacturing Asset, net of accumulated amortization of
   $564,000 and $417,000 in 2003 and 2002, respectively (Note 2j)             417,059           564,270

Intangible EVLT Technology, net of accumulated amortization of
   $24,000 and zero in 2003 and 2002, respectively (Notes 2j, 5f and 11)    4,677,733                 -
                                                                       ---------------  ---------------

        Total intangible assets, net                                        5,094,792           564,270

Other Assets:

   Deposits                                                                   169,088           597,426

   Deferred offering costs (Note 10)                                          605,343                 -

   Deferred financing costs, net of accumulated amortization of
   $133,000 and zero in 2002 and 2003, respectively (Notes 5d, 5e and 10)     609,959            80,000
                                                                       ---------------  ---------------

         Total other assets                                                 1,384,390           677,426

                                                                       $   12,337,195   $     7,133,330
                                                                       ===============  ===============


                                                         Diomed Holdings, Inc.
                                                      Consolidated Balance Sheets
                                                              (continued)

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
   Bank loan                                                           $      310,754   $       216,307
   Related party redeemable Debt ($1,200,000 face value,
   net of $140,000 in debt discount at September 30, 2003) (Note 5d)        1,060,000                 -
   Promissory notes (Notes 5a and 5b)                                       1,369,544           445,208
   Convertible Debt ($2,000,000 in related party debt)
      (Notes 5e and 10)                                                     6,995,000                 -
   Accounts payable                                                         1,673,500         1,608,621
   Accrued expenses                                                         1,983,064         1,444,100
   Current maturities of EVLT Technology Payable ($1,000,000 face value, net of $35,609 debt discount at September 30, 2003)
     (Notes 5f and 11)                                                        964,391                 -
   Other current liabilities                                                   57,483            33,993
                                                                       ---------------  ---------------
         Total current liabilities                                         14,413,736         3,748,229
                                                                       ---------------  ---------------
Promissory Note Payable, less current maturities                                    -           936,000

Related Party Convertible Debt, less current maturities ($2,000,000
face value, net of $2,000,000 debt discount at December 31, 2002)(Note 5c)          -                 -

Capital Lease Obligations, less current maturities                                  -            10,018

EVLT Technology Payable, less current maturities ($1,500,000 face value,
  net of $207,516 debt discount at September 30, 2003) (Notes 5f and 11)    1,292,484                 -
                                                                       ---------------  ---------------

                Total liabilities                                          15,706,220         4,694,247
                                                                       ---------------  ---------------

Commitments and Contingencies

Stockholders' Equity (Deficit):

   Preferred stock., $0.001 par value
     Authorized - 20,000,000 shares
         Designated Class A convertible preferred stock, $0.001 par value
            Authorized--18,000,000 shares
             Issued and outstanding--zero shares at September 30, 2003
             and 14,688,662 shares at December 31, 2002                            -0-          14,689


         Designated Class E preferred stock, $0.001 par value (Note 9)
             Authorized--20 shares
             Issued and outstanding--20 shares at September 30, 2003
             and zero shares at December 31, 2002                           2,000,000                -
         Designated Class F preferred stock, $0.001 par value (Note 9)
             Authorized--24 shares
             Issued and outstanding--24 shares at September 30, 2003
             and zero shares at December 31, 2002                             240,000                -

   Common stock, $0.001 par value
        Authorized - 80,000,000 shares
        Issued and outstanding - 29,711,749 and 15,023,087 shares at
        September 30, 2003 and December 31, 2002, respectively                 29,712           15,023

   Additional paid in capital                                              40,858,785       41,704,774
   Accumulated comprehensive income                                           263,533          158,312
   Accumulated deficit                                                    (46,761,055)     (39,453,715)
                                                                       ---------------  ---------------

         Total stockholders' equity (deficit)                              (3,369,025)       2,439,083
                                                                      ---------------- ---------------

                                                                      $    12,337,195  $     7,133,330
                                                                      ===============  ===============

The accompanying notes are an integral part of these consolidated financial statements.

                              Diomed Holdings, Inc.
                      Consolidated Statements of Operations
                                   (unaudited)


                                             Three Months     Three Months     Nine Months      Nine Months
                                                 Ended            Ended           Ended            Ended
                                              September 30,   September 30,    September 30,    September 30,
                                                  2003             2002           2003              2002
                                            -------------    -------------    -------------    -------------
Revenues                                      $ 2,371,768       $1,945,333      $ 6,644,118      $ 4,070,478

Cost of Revenues                                1,540,003        1,287,064        4,211,409        3,480,650
                                           --------------    -------------     ------------    -------------

Gross profit                                      831,765          658,269        2,432,709          589,828

Operating Expenses:
   Research and development                       248,467          280,532          635,253          663,775
   Selling and marketing                          870,403        1,019,101        2,892,381        2,096,154
   General and administrative                   1,047,705          890,181        2,829,422        2,658,259
                                           --------------    -------------     ------------    -------------

         Total operating expenses               2,166,575        2,189,814        6,357,056        5,418,188
                                           --------------    -------------     ------------    -------------

         Loss from operations                  (1,334,810)      (1,531,545)      (3,924,347)      (4,828,360)



Interest Expense, non-cash (Notes 5c and 5d)    1,995,484                0        2,933,333          225,260

Interest Expense, cash  (Notes 5c, 5d and 5e)     218,778           29,192          449,661            91,879
                                           --------------    -------------     ------------    -------------

         Total interest expense                 2,214,262           29,192        3,382,994          317,139
                                           --------------    -------------     ------------    -------------


         Net loss                            $(3,549,072)     $(1,560,737)     $(7,307,341)     $(5,145,499)
                                           =============    =============    =============    =============



Net loss per share (Note 3):
   Basic and diluted net loss per share
   applicable to common stockholders       $     (0.12)     $     (0.11)     $     (0.29)     $     (0.38)
                                           =============    =============    =============    =============

   Basic and diluted weighted average common
     shares outstanding                      29,711,749       14,200,000       25,178,002       13,399,361
                                           =============    =============    =============    =============


The accompanying notes are an integral part of these consolidated financial statements.

                              Diomed Holdings, Inc.
                      Consolidated Statements of Cash Flows
                                   (unaudited)


                                                                                 Nine Months Ended
                                                                      September 30, 2003      September 30, 2002

Cash Flows from Operating Activities:
   Net loss                                                              $(7,307,341)           $(5,145,499)
   Adjustments to reconcile net loss to net cash used in
   operating activities-
     Depreciation and amortization                                           460,234                250,635
     Noncash interest expense on related party
      debt                                                                 2,933,333                225,260
     Issuance of stock options to a third party                                8,600                 63,318
     Changes in operating assets and liabilities
       Accounts receivable                                                  (490,185)              (272,613)
       Inventories                                                           431,238                203,527
       Prepaid expenses and other current assets                            (340,828)                (7,152)
       Deposits                                                              452,094                      -
       Accounts payable                                                    1,029,270             (1,409,798)
       Accrued expenses                                                      538,964                  6,312
       Customer advance                                                            -               (293,463)
                                                                        ------------              ----------

         Net cash used in operating activities                            (2,284,621)            (6,379,473)
                                                                        ------------              ----------

Cash Flows from Investing Activities:
   Purchases of property and equipment                                      (194,627)              (157,326)
   Acquisition of intangible EVLT Technology                              (2,144,500)                     -
                                                                        ------------              ----------
                Net cash used in investing activities                     (2,339,127)              (157,326)
                                                                        ------------              ----------

Cash Flows from Financing Activities:
   Net proceeds (payments) from bank borrowings                               94,447               (595,751)
   Proceeds from issue of common stock, net                                        -              8,381,999

   Proceeds from convertible debt                                          6,500,000                      -
   Proceeds from redeemable debt                                           1,200,000                      -
   Increase in deferred financing costs                                     (683,991)                     -
   Increase in deferred offering costs                                      (605,343)                     -
   Payments on related party debt                                         (2,000,000)                     -
   Payments on convertible debt                                                    -               (700,000)
   Payments on promissory notes                                              (11,664)                     -
   Payments on capital lease obligations                                     (15,610)               (34,231)
                                                                         ------------             ----------

         Net cash provided by financing activities                         4,477,839              7,052,017
                                                                        ------------              ----------

Effect of Exchange Rate Changes                                             (165,497)               219,078
                                                                        ------------              ----------

Net Increase (Decrease) in Cash and Cash Equivalents                        (311,406)               734,296

Cash and Cash Equivalents, beginning of period                             1,848,646                322,566
                                                                        ------------              ----------

Cash and Cash Equivalents, end of period                                  $1,537,240             $1,056,862
                                                                         ===========            ============

                              Diomed Holdings, Inc.
                      Consolidated Statements of Cash Flows
                                   (unaudited)
                                   (continued)


Supplemental Disclosure of Cash Flow Information:
   Cash paid for interest                                                $    67,077              $ 104,035
                                                                         ===========             ===========
Supplemental Disclosure of Noncash Investing and Financing
Activities:
   Conversion of convertible debt into common stock                     $         -              $ 908,355
                                                                        ===========             ===========
   Reclassification of offering costs incurred in 2001 to
     APIC                                                               $         -              $ 387,133
                                                                        ===========             ===========
   Fair value options granted to consultants                            $         -              $ 212,978
                                                                        ===========             ==========

   Value ascribed to debt discount
   related to redeemable debt                                          $   240,000              $        -
                                                                        ===========             ===========

   Value ascribed to debt discount
   related to related party debt                                       $ 2,000,000              $        -
                                                                        ===========             ===========

   Value ascribed to stock options issued in connection
    with acquisition of EVLT Technology                                $   312,078              $        -
                                                                        ===========             ===========

   Debt associated with EVLT technology acquisition                    $ 2,245,647              $        -
                                                                        ===========             ===========


The accompanying notes are an integral part of these consolidated financial statements.

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                  (Unaudited)

(1)      OPERATIONS, BASIS OF PRESENTATION

          (a)  Operations

     Diomed Holdings, Inc. (the "Company") and its subsidiaries specialize in developing and commercializing laser and related disposable product technologies used in minimally and micro-invasive medical procedures.

     Previously, the operations of the Company were that of Diomed, Inc., which was incorporated in December 1997 under the laws of the State of Delaware. On February 14, 2002, Diomed, Inc. became a wholly owned subsidiary of Diomed Holdings, Inc. through a reverse merger. (See Note 8)

          The Company's medical laser and disposable product technologies and applications are in various stages of development, and, as such, the success of future operations is subject to a number of risks similar to those of other companies in similar stages of development. Principal among these risks are the continued successful development and marketing of the Company's products, proper regulatory approval, the need to achieve profitable operations, competition from substitute products and larger companies, the need to obtain adequate financing to fund future operations and dependence on key individuals. The Company has incurred significant losses since inception and is devoting substantially all its efforts towards research and development, regulatory approvals, manufacturing, and sales and marketing of its products.

          Between December 2002 and May 2003, the Company obtained $3,200,000 of bridge financing from Gibralt US, Inc., an affiliate of Samuel Belzberg, a director and significant stockholder of the Company, James A. Wylie, Jr., a director and the Company's chief executive officer and Peter Norris, a former director and a stockholder of the Company. (See Notes 5c and 5d) In order to fund its operations in 2003, the Company requires additional debt or equity financing to support the Company's commercialization of EVLT(R). The Company will require the proceeds of any such financing, together with its current cash resources, to continue as a going concern. As a result of the additional financing needed to support operations in 2003, the auditors' opinion for the year ended December 31, 2002 expressed substantial doubt about the Company's ability to continue as a going concern.

         On September 2, 2003, the Company entered into an equity financing transaction (the "Equity Financing") in which 119 accredited investors (the "Investors") agreed to purchase 254,437,500 shares of Common Stock for an aggregate purchase price of $23,200,000. Twenty two million dollars of the aggregate purchase price is payable in cash, and $1,200,000 will be paid by conversion of the Company's outstanding debt previously issued in connection with the Company's May 2003 bridge financing. (See Note 10)

         The first closing of the Equity Financing occurred on September 3, 2003. At that time, the Investors funded $6,500,000 of the Equity Financing in the form of secured bridge loans. The second closing of the Equity Financing will occur after we satisfy the conditions to the second closing, which we expect to be within 90 days after the first closing. The notes that the Company issued in connection with the secured bridge loans at the first closing will convert into Common Stock at the second closing at a price of $0.08 per share. Also at the second closing, the remaining $16,700,000 of the Equity Financing will be provided to us by the Investors for the purchase of Common Stock at a price of $0.10 per share. Of the $16,700,000 to be provided by the Investors at

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                  (Unaudited)

the second closing, $15,500,000 will be paid by the Investors in cash and $1,200,000 will be paid by conversion of the Company's outstanding Class D notes due 2004 that we issued in connection with loans made in its May 2003 interim financing transaction. The $15,500,000 in cash payable at the second closing is currently on deposit with a third party acting as our escrow agent.

         The Company believes that the Equity Financing is absolutely essential to its continued existence. If the Company is unable to obtain stockholder approval and complete the Equity Financing within 90 days of the first closing, or December 2, 2003, the Company will be obligated to return the $15,500,000 held in escrow for the second closing to the Investors. Our inability to complete the Equity Financing would cause the Company to reduce or cease operations, seek a sale of the Company or enter into a business combination with a third party. If the Company does not complete the Equity Financing, then the Company will attempt to sell its business and assets, to merge with another Company or to enter into some other business combination. The Company has not begun any discussions with any third parties to enter into any such transaction if the Company does not complete the Equity Financing. If the Company's cash inflows and cash outflows continue at their historic rate for the remainder of 2003, and if the Equity Financing is not completed, then the Company expects to exhaust its current cash resources at the end of 2003.

         (b)  Basis of Presentation

         The accompanying consolidated condensed financial statements of the Company at September 30, 2003 and for the three-month and nine-month periods ended September 30, 2003 and 2002 are unaudited. In management's opinion, these unaudited consolidated condensed financial statements have been prepared on the same basis as the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB, as amended, for the year ended December 31, 2002, and include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. These unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB/A, as amended, for the year ended December 31, 2002. The results of operations for the three-month and nine-month periods ended September 30, 2003 are not necessarily indicative of the results expected for the fiscal year ending December 31, 2003.

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

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                  (Unaudited)

          (e)     Revenue Recognition

         Revenue is derived primarily from product revenue, which includes lasers, instrumentation, and disposables, and service revenue. The Company recognizes revenue on products and services when the persuasive evidence of an arrangement is in place, the price is fixed or determinable, collectability is reasonably assured, and title and risk of ownership has been transferred. Transfer of title and risk of ownership generally occurs when the product is shipped to the customer or when the customer receives the product, depending on the nature of the arrangement. Service revenue is recognized as the services are performed.

          (f)     Warranty Obligation

          The Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers. In addition to these proactive measures, the Company also provides for the estimated cost of product warranties at the time revenue is recognized.

          (g)     Inventories

          Inventories are valued at the lower of cost (first-in, first-out) or market. Work-in-progress and finished goods consist of materials, labor and manufacturing overhead. Inventories consist of the following:

                                   September 30, 2003               December 31, 2002

Raw materials                      $                804,602         $              982,622
Work-in-progress                                    334,727                        446,820
Finished goods                                      441,575                        582,699
                                   ------------------------         ----------------------
                                   $              1,580,904         $            2,012,141
                                   ========================         ======================

         (h)      Excess and Obsolete Inventory

         The Company maintains reserves for its estimated obsolete inventory. The reserves are equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory reserves may be required.

         (i)      Property and Equipment

          The Company records property and equipment at cost, and provides for depreciation and amortization using both straight-line and accelerated methods by charges to operations in amounts that allocate the cost of the assets over their estimated useful lives as follows:

Description                                                           Estimated Useful Life
-------------------                                                   -----------------------------
Office Equipment and furniture and fixtures                           2-5 years
Manufacturing Equipment                                               2-5 years
Leasehold improvements                                                Lesser of estimated useful life or life of lease

          Depreciation expense for the nine-month periods ended September 30, 2003 and 2002 was approximately $289,000 and $103,000, respectively.

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                  (Unaudited)

          (j)     Intangible Assets

         Intangible assets are recorded at cost and consist of manufacturing rights acquired in 2001 and the EVLT(R) patent rights acquired in September 2003 (Note 11). The manufacturing rights are being amortized over a five-year estimated useful life. Amortization expense relating to these manufacturing rights of approximately $49,000 is included in general and administrative expenses for each of the three-month periods ended September 30, 2003 and 2002 and amortization expense relating to these manufacturing rights of approximately $147,000 is included in general and administrative expenses for each of the nine-month periods ended September 30, 2003 and 2002. The EVLT(R) patent rights are being amortized over the remaining 16-year life of the patents, and amortization expense relating to the EVLT(R) patent rights of $24,000 is included in the cost of goods sold for the three and nine -month periods ended September 30, 2003.

          (k)     Long-Lived Assets

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

          (l)     Fair Value of Financial Instruments

          The carrying amounts of the Company's cash, cash equivalents, accounts receivable, accounts payable and various debt instruments approximate fair value due to the short-term nature of these instruments. The carrying amounts of debt issued pursuant to agreements with banks approximate fair value as the interest rates on these instruments fluctuate with market interest rates.

          (m)     Concentration of Credit Risk and Significant Customers

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

          Accounts receivable are customer obligations due under normal trade terms. The Company sells its products to private physicians, hospitals, health clinics, distributors and OEM customers. The Company typically requires signed sales agreements, non-refundable advance payments and purchase orders, depending upon the type of customer, and in certain cases, letters of credit. Accounts receivable are stated at the amount billed to the customer less a valuation allowance for doubtful accounts.

          Senior management reviews accounts receivable on a monthly basis to determine if any receivables could potentially be uncollectible. The Company includes specific accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on available information, the Company believes its allowance for doubtful accounts as of September 30, 2003 is adequate.

          (n)     Accounting for Stock-Based Compensation

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                  (Unaudited)

          The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," utilizing the intrinsic value method. Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the fair market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. SFAS No. 123, "Accounting for Stock-Based Compensation," establishes a fair value based method of accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative under SFAS No. 123, which requires disclosure of the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted, as well as certain other information, as follows: (See Note 6)

                                                       Three-Months  Ended September 30,  Nine-Months    Ended September 30,
                                                           2003             2002             2003              2002

Net (loss)as reported                                  ($3,549,072)    ($1,560,737)        ($7,307,341)       ($5,145,499)


Add : Stock-based employee compensation;                       -0-            -0-                -0-               -0-
         expense included in reported net (loss),
         net of tax

Deduct : total stock-based employee compensation;
          expense determined under the fair value
          based method for all awards, net of tax         ($71,060)       ($75,847)          ($211,729)         ($462,949)
                                                       --------------   -----------        -----------        ------------

Pro forma net (loss)                                    ($3,620,132)   ($1,636,584)        ($7,519,070)       ($5,608,448)
                                                       ==============   ===========        ============        ===========


Earnings per share:

   Basic and diluted - as reported                            (0.12)          (0.11)             (0.29)            (0.38)

   Basic and diluted - pro forma                              (0.12)          (0.12)             (0.30)            (0.42)


          (o)     Research and Development Expenses

                   The Company charges research and development expenses to operations incurred.

          (p)     Comprehensive Income

          SFAS No. 130, "Reporting Comprehensive Income," requires disclosure of all components of comprehensive income. Comprehensive income is defined as the change in stockholders' equity of a business enterprise during a period resulting from transactions and other events and circumstances from non-owner sources. For all periods presented, comprehensive loss consists of the Company's net loss and changes in cumulative translation adjustment account. (See Note 2(d)) The Company has disclosed comprehensive net income (loss) for all periods presented in the accompanying consolidated statements of stockholders' equity (deficit), as follows:

                                                Three Months         Three Months         Nine Months          Nine Months
                                                   Ended                Ended                Ended                 Ended
                                            September 30, 2003    September 30, 2002   September 30, 2003     September 30, 2002
                                                -----------          -----------          -----------          -----------
Net loss                                        $(3,549,072)         $(1,560,737)         $(7,307,341)         $(5,145,499)
Foreign currency translation adjustment             255,591              (39,439)             105,221             (114,513)
                                                -----------          -----------          -----------          -----------
Comprehensive loss                              $(3,293,481)         $(1,600,176)         $(7,202,120)         $(5,260,012)
                                                ===========          ===========          ===========          ===========

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                  (Unaudited)

          (q)     Income Taxes

          The Company follows the provisions of SFAS No. 109, "Accounting for Income Taxes." Deferred income taxes are provided on temporary differences that arise in the recording of transactions for financial and tax reporting purposes and result in deferred tax assets and liabilities.

          Deferred tax assets are reduced by an appropriate valuation allowance if it is management's judgment that part of the deferred tax asset will not be realized. Tax credits are accounted for as reductions of the current provision for income taxes in the year in which the related expenditures are incurred.

(3)      NET LOSS PER SHARE

          Net loss per share is computed based on the guidance of SFAS No. 128, "Earnings per Share." SFAS No. 128 requires companies to report both basic loss per share, which is based on the weighted average number of common shares outstanding; and diluted loss per share, which is based on the weighted average number of common shares outstanding and the weighted average dilutive potential common shares outstanding using the treasury stock method. As a result of the losses incurred by the Company for the three months and nine months ended September 30, 2003 and 2002, all potential common shares were antidilutive and were excluded from the diluted net loss per share calculations.

          The following table summarizes securities outstanding as of each period-end which were not included in the calculation of diluted net loss per share, since their inclusion would be antidilutive:

                                                Three Months Ended                              Nine Months Ended
                                      September 30,             September 30,         September 30,             September 30,
                                          2003                      2002                  2003                      2002
                                     --------------            --------------        --------------            --------------
Convertible Debt                         99,437,500(A)                    -0-            99,437,500(A)                    -0-
                                     ==============            ==============        ==============            ==============

Convertible Preferred Stock                     -0-                15,461,750(B)                -0-                15,461,750(B)
                                     ==============            ==============        ==============            ==============

Exchangeable Preferred Stock             30,138,792(C)                    -0-            30,138,792(C)                    -0-
                                     ==============            ==============        ==============            ==============

Common Stock Options                      3,431,838(D)              1,784,878             3,431,838(D)              1,784,878
                                     ==============            ==============        ==============            ==============

Common Stock Warrants                    41,000,987(E)                121,924(D)         41,000,987(E)                121,924(D)
                                     ==============            ==============        ==============            ==============


         (A) On September 2, 2003, the Company entered into an equity financing transaction providing for an aggregate investment of $23,200,000. At the first closing of the equity financing on September 3, 2003, the Company issued $6,995,000 in principal amount of Secured Bridge Notes that will convert into 87,437,500 shares of common stock at $0.08 per share at the second closing of the equity financing. (See Note 10) In addition, the $1,200,000 in principal amount of notes issued in May 2003 will convert into 12,000,000 shares of common stock at $0.10 per share in the second closing. (See Note 5d)

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                  (Unaudited)

          (B) On February 14, 2002, the Company completed a reverse merger and issued Diomed Inc. shareholders Diomed Holdings, Inc. Class A Convertible Preferred Stock (the "Class A Stock") that was convertible into Diomed Holdings, Inc. Common Stock by February 14, 2004. On December 31, 2002, monthly installments of the Class A Stock began converting into Common Stock at the rate of 773,087 shares per month. The remaining 4,638,531 shares of Class A Stock were to have converted into Common Stock in February 2004. On March 31, 2003, the Company accelerated the conversion of those shares of Class A Stock that had not yet been converted into Common Stock. As of the close of business on March 31, 2003, no shares of Class A Stock were outstanding:

          (C) On August 22, 2003, the Company issued 20 shares of Class E Preferred Stock (the "Class E Stock") and 24 shares of Class F Preferred Stock (the "Class F Stock"). The Class E Stock was issued in exchange for an equal number of shares of Class C Convertible Preferred Stock (the "Class C Stock') and the Class F Stock was issued in exchange for an equal number of shares of Class D Convertible Preferred Stock (the "Class D Stock"). On May 7, 2003, the Company had issued the Class C Stock to the December 2002 noteholders and issued the Class D Stock to the May 2003 noteholders. (See Notes 5d and 9)

         (D) See Note 6.

         (E) On September 3, 2003, the Company issued 40,879,063 warrants to purchase Common Stock to a placement agent for services rendered in the equity financing. (See Note 10)

(4)      LINE-OF-CREDIT ARRANGEMENT

          Diomed, Ltd., the Company's United Kingdom-based subsidiary, utilizes a line of credit with Barclays Bank, limited to the lesser of (pound)350,000 ($582,000 at September 30, 2003) or 80% of eligible accounts receivable. The credit line bears interest at a rate of 3% above Barclays base rate (4.00% at September 30, 2003) and borrowings are due upon collection of receivables from customers. As security interest, Barclay's Bank has a lien on all of the assets of Diomed Ltd., excluding inventory and certain intellectual property.

          As of September 30, 2003, there were borrowings of (pound)186,976 ($310,754) outstanding under this line and available future borrowing capacity of approximately $16,000.

(5)      DEBT

          a)      Promissory Note Issued to Customer

          In October 2000, Axcan Pharma advanced the Company $936,000 to secure certain key materials. In September 2001, the Company issued a promissory note to this customer in the amount of the advance. The promissory note matures on January 1, 2004 and bears interest, at an annual rate of 8.5%, which is payable quarterly in arrears. As of September 30, 2003 and December 31, 2002, the balance outstanding to this promissory note was $936,000, and accrued interest was $20,053.

          b)      Promissory Notes Issued to Service Providers

          In December 2002, the Company converted amounts due for legal services, in the amount of $416,102, into a promissory note. Payment terms include $100,000 paid upon completion of the $2,000,000 bridge financing on December 27, 2002 and the balance due upon completion of a longer-term capital financing in fiscal 2003. The promissory note bears interest at an annual rate of 6% and is payable upon maturity. As of September 30, 2003 and December 31, 2002, the balance outstanding to this promissory note was $316,102, and accrued interest was $15,796 and $1,611, respectively.

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                  (Unaudited)

          In December 2002, the Company converted $183,016 due a professional service provider for external marketing initiatives into a promissory note. Payment terms include $50,000 paid upon completion of the $2,000,000 bridge financing on December 27, 2002, with the balance due upon completion of a longer-term financing in fiscal 2003. The promissory note is non-interest bearing. As of September 30, 2003 and December 31, 2002, the note balance was $117,442 and $129,106, respectively.

          c)      Bridge Loan from Related Party - December 27, 2002

         On December 27, 2002, the Company completed a $2,000,000 bridge note financing with Gibralt US, Inc (the "December 2002 noteholder" and, together with the three persons to whom Gibralt US subsequently transferred $500,000 of the notes, the "December 2002 noteholders"), whose principal, Samuel Belzberg, is a member of the Company's Board of Directors. The financing included $1,000,000 in Class A secured notes and $1,000,000 in Class B unsecured notes due January 1, 2004. The notes accrued interest at an annual rate of 8%, payable upon maturity.

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

         As security for the notes, the Company formed a new wholly owned subsidiary ("PDT Co."), transferred its assets for photodynamic therapy to PDT Co., including intellectual property, manufacturing rights and trademarks for lasers and disposable Optiguide(R) fibers, and pledged 100% of the shares of PDT Co. to the December 2002 noteholders. As additional security, the Company granted a security interest in the following unencumbered assets of Diomed Inc. to the December 2002 noteholders: equipment, inventory, accounts receivable, intellectual property and cash deposit accounts. The December 2002 noteholders' lien on the inventory is subordinate to Axcan Pharma's lien on inventory. (See
Note 5a)

         As additional consideration for the financing, the Company issued to the December 2002 noteholders warrants to purchase 8,333,333 shares of common stock, based upon the $0.24 closing price of the Company's common stock on December 26, 2002. The warrants were exercisable for a period of five years beginning June 27, 2003 at an exercise price of $0.26, which was 110% of the market price of the stock on December 26, 2002. If, prior to the exercise of the warrants, the Company issued common stock or common stock equivalents at a price per share less than the exercise price of the warrants, the number of warrants and the exercise price of the warrants were to be adjusted to the lower price per share. In the event of a merger or reorganization, the warrants were convertible into the kind and number of shares of common stock, other securities or property into which the warrants would have been converted into if the warrants had been converted into common stock based on the provisions of the merger or reorganization.

         The notes and warrants were transferable in part or in whole by the December 2002 noteholders to one or more third parties in accordance with all of the same terms granted the noteholder by the Company. The December 2002 noteholders could designate a member to the Company's Board of Directors while the notes were outstanding. The Company was required to obtain the advance approval by the December 2002 noteholders for future financing transactions during the life of the notes.

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

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                  (Unaudited)

         In accordance with Emerging Issues Task Force (EITF) 00-27, "Application of EITF No. 98-05 to Certain Convertible Instruments," the Company recognized the $2,000,000 fair value of the warrants and the beneficial conversion feature related to the immediate convertibility of the notes to equity as a discount to the notes. The value ascribed to the warrants was approximately $1,200,000, as calculated using the Black-Scholes option pricing model, and the value ascribed to the beneficial conversion feature of the notes was $800,000. The discount was to be amortized over the term of the notes to non-cash interest expense, with a corresponding increase in additional paid in capital, such that the full amount of the discount was to be amortized by the earlier of the maturity date of the notes or the convertability of the notes to equity. The net impact on stockholders' equity/(deficit) was to be zero when the net loss, including the discount, was fully reflected in the accumulated deficit. Accordingly, the notes were originally recorded at net value of zero (after the $2,000,000 discount). In the nine-month period ended September 30, 2003, $833,000 was recognized in non-cash interest expense pertaining to this amortization of the discount due to the May 2003 exchange transaction discussed below.

         In connection with the bridge financing, the Company incurred $80,000 in related legal fees. As of December 31, 2002, these costs were capitalized as deferred financing costs and were to be amortized to general interest expense over the life of the notes, such that the full amount of costs were amortized by the earlier of the maturity date of the notes or by the month the notes were converted into equity. In May 2003, the Company expensed the balance of the deferred financing costs upon completion of the May 2003 exchange transaction. In the nine-month period ended September 30, 2003, the Company recognized $80,000 in general interest expense pertaining to this amortization of the deferred financing costs, and, accordingly, the balance of the deferred financing costs was zero as at September 30, 2003.

         During the first quarter of 2003, it became clear that the successful operations of the Company would require additional working capital. In April 2003, the Company began discussions with Gibralt US with a view to its providing interim financing in addition to that it had provided in December 2002. The Company also began to consider a subsequent financing expected to begin later in the quarter that would address its longer term capital needs. In late April, the Company elected to obtain up to $1,200,000 of interim financing from Gibralt US and two of its directors. At the same time, the Company proposed a restructuring of the securities issued in December 2002 to improve its access to the financial markets and enhance the likelihood of a subsequent financing. Therefore, the Company offered to repurchase from the December 2002 noteholders certain of their rights that, in light of current market conditions, might have made it more difficult to successfully complete a subsequent financing in the current market.

          Using the Black Scholes valuation methodology, the Company calculated the monetary value of the rights of the December 2002 noteholders to convert their notes into shares of common stock and the monetary value of the common stock purchase warrants. The Company further engaged Marshall & Stevens, Incorporated, a professional valuation firm, to provide an opinion as to the valuations that it had calculated. The price per share that the Company employed to calculate the number of shares to equal to the monetary value of the rights that the December 2002 noteholders would be surrendering was the presumed price per share of its common stock after giving effect to the issuance of those shares.

          At the time when the Class A secured notes and Class B unsecured notes were issued, the Company could not issue more than $1,000,000 in secured debt without obtaining prior approval by its preferred stockholders under the terms of its Class A Stock. On March 31, 2003, the Company converted all of its Class A Stock into common stock to eliminate its convertibility feature and its apparent negative impact on the Company's ability to obtain additional financing. On May 7, 2003, the December 2002 noteholders exchanged their
$1,000,000 principal amount of secured Class A notes and $1,000,000 principal amount of unsecured Class B notes for $2,000,000 principal amount of secured Class C notes due January 1, 2004. On May 7, 2003, the Company issued to the December 2002 noteholders 20 shares of its Class C Stock, convertible into 27,117,240 shares of common stock in exchange for eliminating the convertibility feature of the $2,000,000 principal amount of notes and the warrants to purchase 8,333,333 shares of common stock, as well as certain other rights. The Class C Stock was exchanged for Class E Stock on August 22, 2003. (See Note 9)

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                  (Unaudited)

          On May 28, 2003, the Company and the December 2002 noteholders amended certain of the terms of the May 7, 2003 capital restructuring to: (i) extend the due date of the Class C notes from January 1, 2004 until January 1, 2006, (ii) increase the rate of interest payable on the Class C notes from 8.0% to 12.5%,
(iii) provide for mandatory prepayments of principal of the Class C notes in amounts up to 50% of positive quarterly cash flow, (iv) limit the security interest in inventory that secures the Class C notes at $3,271,000, (v) waive the noteholders' right of approval of future financing transactions and (vi) extend the deadline by which the financing was to be completed without triggering the noteholders' right of rescission, from June 30, 2003 to July 31, 2003 (under the terms of the restructuring if the contemplated financing were not completed by July 31, 2003 the December 2002 noteholders had the right to rescind the May 7, 2003 exchange transaction). On July 31, 2003, the deadline by which the financing was to be completed without triggering the noteholders' right of rescission was extended until November 15, 2003. The Class C notes were exchanged for Class E notes reflecting these modified terms, in principal amounts equal to the principal amounts of the Class C notes so exchanged. The Class E notes were repaid in full with a portion of the proceeds from the first closing of the equity financing.

          The exchange of debt and preferred stock for the elimination of warrants and modification of the December 2002 notes in May 2003 was treated as an extinguishment of the $2,000,000 debt. As a result, the fair market value of the warrants and other consideration, which was limited to the remaining unamortized discount on the December 2002 notes, was recorded as a reduction in additional paid in capital in the amount of $1,167,000 and the remaining unamortized discount was reduced to zero.

         In accordance with Emerging Issues Task Force (EITF) 00-27, "Application of EITF No. 98-05 to Certain Convertible Instruments," the Company recognized the $2,000,000 fair value of the preferred stock issued with the Class E notes, which was recorded as a discount to the notes. The discount was to be amortized over the term of the notes to non-cash interest expense, with the offset as an increase in preferred stock, such that the full amount of the discount was to be amortized by the earlier of the maturity date of the notes or early retirement of the notes. The net impact on stockholders' equity/(deficit) was to be zero when the net loss, including the discount, was fully reflected in the accumulated deficit. Accordingly, the notes were originally recorded at net value of zero (after the $2,000,000 discount). On September 3, 2003 the notes were fully retired in advance of their January 1, 2006 maturity date in order to expand the security interest base available to the holders of the September Secured Bridge Notes while the Company obtained stockholder approval to complete the Equity Financing. (See Notes 5e and 10) In the three-month and nine-month periods ended September 30, 2003, the Company recognized $1,935,000 and $2,000,000, respectively, in non-cash interest expense pertaining to this amortization of the discount.

          d)      Bridge Loans from Related Parties - May 7, 2003

          On May 7, 2003, Gibralt US and two of the Company's  directors,  James
A. Wylie, Jr. and Peter Norris (the "May 2003 noteholders"), committed to provide financing of up to $1,200,000 in the form of Class D secured notes due May 6, 2004. The Company issued the May 2003 noteholders an aggregate of 24 shares of Class D Stock, convertible into 3,021,552 shares of common stock. The Class C Stock was exchanged for Class F Stock on August 22, 2003. (see Note 9) The Class D notes accrue interest at an annual rate of 8%, payable upon maturity. As of September 30, 2003, the entire $1,200,000 in interim financing had been funded. At the second closing of the Equity Financing, the $1,200,000 in Class D notes and accrued interest will convert into common stock at $0.10 per share. (See Note 10) The May 2003 noteholders have the same security interest and registration rights granted to the December 2002 noteholders, as described in Note 5e. The notes are not transferable without the prior consent of the Company.

         The May 2003 noteholders have the right to participate in the Company's financing contemplated for the second half of 2003 on the same terms and conditions as the new investors by redeeming their notes. In determining the price at which the Company sold its notes, an independent committee of the board of directors considered the added risk that the May 2003 noteholders would be accepting in light of the uncertainty of the completion of the contemplated financing. The December 2002 notes provided that the corresponding noteholders had the right to participate in the next financing of the Company at a discount of 20% to the price to be paid by investors. Using this discount factor as a benchmark for assessing the risk that the May 2003 noteholders would be assuming, among other factors, the independent committee authorized the issuance of preferred shares convertible into 3,021,552 shares of common stock, allocated according to the noteholder's respective loan commitments.

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                  (Unaudited)

         On May 28, 2003, the Company and the May 2003 noteholders amended certain of the terms of the May 7, 2003 interim financing to: (i) add a requirement that 100% of the Class D notes be redeemed into common stock in the contemplated financing at the same price per share and on the same terms as the new investors if the Company raises $6,000,000 or more in gross proceeds and
(ii) extend the deadline for completion of the contemplated financing without triggering the right of the May 2003 noteholders to declare the Class D notes due and payable to July 31, 2003. On July 31, 2003, this date was further extended to November 15, 2003. On August 21, 2003, this deadline was extended to the business day following any date after November 15, 2003, which the Company and the Investors in the Equity Financing agree to as the second closing date. (See Note 10)

         In accordance with Emerging Issues Task Force (EITF) 00-27, "Application of EITF No. 98-05 to Certain Convertible Instruments," the Company recognized an amount of $240,000 for the fair value of the preferred stock issued, which has been recorded as a discount to the Class D notes. The discount will be amortized over the term of the notes to non-cash interest expense, with a corresponding increase in preferred stock, such that the full amount of the discount will be amortized by the earlier of the maturity date of the Class D notes or by the month the Class D notes are converted into equity. The net impact on stockholders' equity/(deficit) will be zero when the net loss, including the discount, is fully reflected in the accumulated deficit. In the three-month and nine-month periods ended September 30, 2003, the Company recognized $60,000 and $100,000, respectively, in non-cash interest expense pertaining to this amortization of the discount and, accordingly, the Class D notes were recorded at $1,060,000 as of September 30, 2003.

         In accordance with Emerging Issues Task Force (EITF) 00-27, "Application of EITF No. 98-05 to Certain Convertible Instruments," the Company will recognize a beneficial conversion feature in the amount of $960,000, which will be recorded as a discount to the notes, upon favorable stockholder approval of the equity financing at the annual meeting. This contingent discount will be fully amortized to non-cash interest expense in the period in which the Class D notes convert to equity, with a corresponding increase in additional paid in capital. The net impact on stockholders' equity/(deficit) will be zero when the net loss, including the discount, is fully reflected in the accumulated deficit.

         In connection with the interim financing, the Company incurred $51,000 in related legal fees. As of September 30, 2003, these costs were capitalized as deferred financing costs and will be amortized to general interest expense over the life of the Class D notes, such that the full amount of costs will be amortized by the earlier of the maturity date of the Class D notes or by the month the Class D notes are converted into equity. In the three-month and nine-month periods ended September 30, 2003, the Company recognized $12,775 and $21,292, respectively, in general interest expense pertaining to this amortization of the deferred financing costs, and, accordingly, the balance of the deferred financing costs was $29,809 as of September 30, 2003.

          e) Secured Bridge Notes - September 3, 2003

         On September 2, 2003, the Company entered into agreements that provide for the Equity Financing with 119 Investors who agreed to purchase from the Company 254,437,500 shares of Common Stock for an aggregate purchase price of $23,200,000. Twenty two million dollars of the aggregate purchase price is payable in cash, and $1,200,000 will be paid by conversion of certain of the Company's Class D notes at the second closing. (See Note 10)

         At the first closing of the Equity Financing, the Company issued $6,995,000 in principal amount of Secured Bridge Notes due September 3, 2004 (the "Secured Bridge Notes"), which accrue interest at an annual rate of 8%. The notes are secured by a security interest in collateral that includes the Company's rights to U.S. Patent No. 6,398,777 and related foreign patents for endovenous laser treatment of varicose veins (the "EVLT Patent"). These patents relate to the technology that the Company acquired on September 3, 2003 underlying the Company's EVLT(R) product line (See Note 11) and the security interest previously granted to the December 2002 noteholders (See Notes 5c and 5d). The Class E notes were fully paid at the first closing of the Equity Financing in advance of the January 1, 2006 maturity date to increase the collateral available for the September Secured Bridge Notes.

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                  (Unaudited)

         Under the terms of the Equity Financing, at the second closing, the aggregate principal amount of the Secured Bridge Notes converts into approximately 87,437,500 shares of Common Stock at a purchase price of $0.08 per share. Additional shares are to be issued to pay accrued interest on the Secured Bridge Notes, also at $0.08 per share. Of the Secured Bridge Notes, $6,500,000 in aggregate principal amount was issued at the first closing in exchange for a purchase price equal to $6,500,000 paid in cash. Gibralt US and the other three holders of the Company's Class E notes purchased $2,000,000 of Secured Bridge Notes at $0.08 per share at the same price as the other Investors paid. Each of the other Investors who subscribed to purchase securities in the Equity Financing purchased on a pro rata basis $4,500,000 in aggregate principal amount of the Secured Bridge Notes. The Company also issued $495,000 in principal amount of the Secured Bridge Notes to the placement agent in partial payment of its fee.

          If the Company defaults on any indebtedness exceeding $500,000, the holders of at least twenty five (25%) of the outstanding principal amount of the Secured Bridge Notes may declare the outstanding Secured Bridge Notes, together with all accrued and unpaid interest thereon, to be immediately due and payable.

         In accordance with Emerging Issues Task Force (EITF) 00-27, "Application of EITF No. 98-05 to Certain Convertible Instruments," the Company will recognize a beneficial conversion feature in the amount of $6,995,000, which will be recorded as a discount to the notes, upon favorable stockholder approval of the Equity Financing at the annual meeting. This contingent discount will be fully amortized to non-cash interest expense in the period the Secured Bridge Notes convert to equity, with a corresponding increase in additional paid in capital. The net impact on stockholders' equity/(deficit) will be zero when the net loss, including the discount, is fully reflected in the accumulated deficit. Accordingly, as of September 30, 2003, the Secured Bridge Notes were recorded at their full face value of $6,995,000.

         In connection with the first closing, the Company incurred $632,891 in placement agent and legal fees, including the fee due to be paid in cash to the placement agent in the amount of $495,000 that the placement agent invested in the Secured Bridge Notes. As of September 30, 2003, these costs were capitalized as deferred financing costs and will be amortized to general interest expense over the life of the notes, such that the full amount of costs will be amortized by the earlier of the maturity date of the notes or by the month the notes are converted into equity. In the three-month period ended September 30, 2003, the Company recognized $52,741 in general interest expense pertaining to this amortization of the deferred financing costs, and accordingly, the balance of the deferred financing costs was $580,150 as of September 30, 2003.

         In connection with the first closing, the Company will recognize an additional placement agent fee, in the amount of approximately $1,800,000, for 6,187,500 warrants issued to a placement agent. The warrant fee will be recorded as a deferred financing cost upon favorable stockholder approval of the Equity Financing. This contingent cost will be fully amortized to general interest expense in the period in which the Secured Bridge Notes convert to equity, with a corresponding increase in additional paid in capital. The net impact on stockholders' equity/(deficit) will be zero when the net loss, including the deferred financing cost, is fully reflected in the accumulated deficit.

          f) EVLT(R) Technology Acquisition - September 3, 2003

         On September 3, 2003, the Company acquired rights to the EVLT Patent, which relates to the technology underlying the Company's EVLT(R) product line. As part of the transaction, the Company entered into an agreement with Endolaser Associates. On September 3, 2003, the Company paid Endolaser Associates $1,500,000 in payments in cash in exchange for the exclusive license and is to make additional payments totaling $2,500,000 in 10 quarterly installments of $250,000 each, commencing with the quarter following the completion of the equity financing. (See Note 11)

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                  (Unaudited)

      The following summarizes the Company's current and long term debt at December 31, 2002 and September 30, 2003:

                                                                  December 31, 2002     December 31, 2002
                                                                      Current              Long-Term
                                                                   -------------         -------------
      Promissory notes payable                                    $      445,208         $           -

      Non-convertible debt                                                    -                936,000
      Related party convertible debt (face value)                             -              2,000,000
      Capital equipment leases                                            33,993                10,018
                                                                   -------------         -------------
                                                                  $      479,201         $   2,946,018
                                                                  ==============         =============


                                                                September 30, 2003    September 30, 2003
                                                                     Current               Long-Term
                                                                 ---------------       --------------
       Promissory notes payable                                  $       433,554         $          -
       Non-convertible debt                                              936,000                    -
       Related party redeemable debt (face value)                      1,200,000                    -
       Convertible debt ($2,000,000 related party
       debt)(face value)                                               6,995,000                    -
       EVLT technology payable (face value)                            1,000,000            1,500,000
       Capital equipment leases                                           18,383                    -
                                                                 ---------------       --------------
                                                                 $    10,582,937         $  1,500,000
                                                                 ===============       ==============


(6)      Stock Options

          (a) In November 1998 and May 2001, respectively, the Company's board of directors approved the 1998 Incentive Plan (the "1998 Plan") and the 2001 Stock Option Plan (the "2001 Plan") (collectively, the "Plans"), permitting the granting of stock options to employees, directors, consultants and advisors, which may be either incentive stock options or nonqualified options and stock awards. The Board has reserved 750,000 and 1,750,000 shares of common stock for issuance under the 1998 Plan and the 2001 Plan, respectively.

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

          A summary of stock option activity is as follows:

                                                                                         Weighted
                                                                                          Average
                                                       Range of        Number of         Exercise
                                                    Exercise Price      Shares            Price
                                                     -------------   -------------    -------------
         Outstanding, December 31, 2002              $   0.34-8.23       1,603,285    $        2.90
                                                     -------------   -------------    -------------

            Granted                                      0.08-0.34       2,126,790             0.14
            Forfeited                                    0.33-5.51        (298,237)            2.40
                                                     -------------   -------------    -------------

         Outstanding, September 30, 2003             $   0.08-8.23       3,431,838    $        1.28
                                                     =============   =============    =============

         Exercisable, December 31, 2002              $   0.34-8.23       1,150,115    $        3.49
                                                     =============   =============    =============

         Exercisable, September 30, 2003             $   0.08-8.23       2,510,758    $        1.53
                                                     =============   =============    =============

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                  (Unaudited)

       As of September 30, 2003, 849,441 options were available for future grants under the Plans, including 614,671 options under the 1998 Plan and 321,870 options under the 2001 Plan. However, the Company in the years ended December 31, 2001 and 2002, and the three and nine -month periods ended September 30, 2003 has granted options only under the 2001 Plan and does not intend to grant options under the 1998 Plan.

       On June 4, 2003, the board of directors authorized the grant of 2,137,500 stock options to purchase shares of Common Stock to directors and officers, non-executive employees and a third party service provider. These stock options were granted pursuant to the Company's 2003 Omnibus Incentive Plan and were granted with an exercise price of $0.46 per share, the closing price of the Company's Common Stock on June 4, 2003. The Company will seek stockholder approval of the 2003 Omnibus Incentive Plan at its 2003 annual meeting of stockholders, to be held on November 25, 2003.

       The  following  table  summarizes   information   relating  to  currently
outstanding and exercisable options as of September 30, 2003.

                                  OUTSTANDING                                 EXERCISABLE

                                     Weighted
                                      Average
                                     Remaining
                    Number of       Contractual      Weighted Average        Number of     Weighted Average
 Exercise Price       Shares      Life (in Years)    Exercise Price            Shares       Exercise Price
 --------------       ------      ---------------    --------------            ------       --------------
$ 0.08-2.00         2,762,170          8.9           $      0.42              1,885,758  $      0.40
  2.25-3.54           246,468          3.9                  2.74                217,426         2.76
  4.00-6.56           407,200          3.2                  5.92                391,575         5.98
  8.05-8.23            16,000          2.4                  8.27                 16,000         8.27
                  -----------                        -----------             ----------  -----------
                    3,431,838                        $      1.28              2,510,758  $      1.52
                  ===========                        ===========             ==========  ===========

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the applicable period:


                                           December 31,              September 30,
                                               2002                       2003
Risk-free interest rate                   1.84 - 4.74%                 1.23-3.37%
Expected dividend yield                             -%                         -%
Expected lives                                 5 years                    5 years
Expected volatility                                75%                        75%
Weighted average grant date
   fair value per share                   $       1.05                  $    0.15
Weighted average remaining
   contractual life of options
   outstanding                               6.9 years                  7.6 years



         (b) In January 2003, the Company granted fully exercisable options to purchase 60,000 shares of Common Stock at the exercise price per share of $0.26 and 930 options to purchase shares of Common Stock at the exercise price of $0.34 per share to two consultants in exchange for marketing services. The Company recorded the fair value of such options, based on the Black-Scholes option pricing model, as stock-based compensation expense totaling $8,600 in the statement of operations for the three-month period ended March 31, 2003.

          On September 3, 2003, the Company acquired rights to the EVLT Patent, which relates to the technology underlying the Company's EVLT(R) product line. As part of the transaction, the Company entered into an agreement with Dr. Robert Min pursuant to which the Company granted Dr. Min options, to purchase 1,000,000 shares of Common Stock. The Company recorded the fair value of these options, in the amount of $312,078, based on the Black-Scholes option pricing model, and capitalized this cost as part of the related intangible asset that will be amortized over the remaining life of the EVLT Patent. The amortization of the intangible asset will be recorded as a component of cost of goods sold. (See Note 11)

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                  (Unaudited)

          (c) A summary of warrant activity is as follows:

                                                                                                                 Weighted
                                                                                                                 Average
                                                                                                                 Remaining
                                                                                            Weighted            Contractual
                                                   Range of           Number of              Average             Life (in
                                               Exercise Price          Shares            Exercise Price            Years)
                                               -------------        -----------          -------------         -------------
    Outstanding, December 31, 2001                 2.00-3.50            111,924                   2.56                   1.6

      Granted to stockholders                           2.00             10,000                   2.00                   0.5

      Granted to related party                          0.26          8,333,333                   0.26                   5.5

      Forfeited                                         --                 --                     --                    --
                                               -------------        -----------          -------------         -------------

Outstanding, December 31, 2002                   $ 0.26-3.50          8,455,257          $        0.29                   5.4
                                               =============        ===========          =============         =============

      Exchanged                                                      (8,333,333)                  0.26
      Granted to Placement Agent  $ 0.001-0.10                       40,879,063                   0.05                   5.0
                                               -------------        -----------          -------------         -------------
Outstanding, September 30, 2003                 $ 0.001-3.50         41,000,987          $        0.06                   5.0
                                               =============        ===========          =============         =============

(7)      SEGMENT REPORTING

          The Company's reportable segments are determined by product type: laser systems, and fibers, accessories and service. The accounting policies of the segments are the same as those described in Note 2. The Board of Directors evaluates segment performance based on revenue. Accordingly, all expenses are considered corporate level activities and are not allocated to segments. Also, the Board of Directors does not assign assets to its segments. This table presents revenues by reportable segment:

                                        Three Month Period Ended         Nine Month Period Ended
                                      September 30,     September 30,  September 30,  September 30,
                                          2003              2002            2003          2002
                                       -----------      -----------       -----------   -----------
Laser systems                          $ 1,504,234      $ 1,404,664      $ 4,205,931   $ 2,540,724
Fibers, accessories and service            867,534          540,669        2,438,187     1,529,754
                                       -----------      -----------       -----------   -----------

Total                                  $ 2,371,768      $ 1,945,333      $ 6,644,118    $4,070,478
                                       ===========      ===========       ===========   ===========

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                  (Unaudited)

The following table represents percentage of revenues by geographic destination:

                              Three-Month Period Ended           Nine-Month Period Ended
                                    September 30,                     September 30,
                                 2003          2002                2003          2002

North America                        59%             57%                60%           54%
Asia/Pacific                         19%             31%                23%           27%

Europe                               18%             10%                15%           16%

Other                                 4%              2%                 2%            3%
                            ------------    ------------      ------------    -----------

Total                               100%            100%                100%          100%
                            ============    ============      ============    ===========


The following table represents long-lived assets by geographic location:


                                September 30, 2003       December 31, 2002

North America                     $    6,897,157       $    1,175,410
Europe                                   600,184            1,131,437
                                  --------------       --------------

     Total                        $    7,497,341       $    2,306,847
                                  ==============       ==============


(8)      MERGER AND PRIVATE OFFERING OF COMMON STOCK

         The Company is a corporation originally formed under the laws of the State of Nevada on March 3, 1998 under the name Natexco Corporation. On February 11, 2002, the Company changed its name from Natexco Corporation to Diomed Holdings, Inc. On February 14, 2002, the Company acquired Diomed, Inc. in a merger. As a result of the merger, Diomed, Inc. became a wholly-owned subsidiary of the Company. The merger was accounted for as a recapitalization. Accordingly, the historical records of Diomed, Inc. became the historical records of Natexco and, after the merger, the Company. After the merger, the business conducted by the Company was the business conducted by Diomed, Inc. prior to the merger.

         Under the terms of the merger, the Company issued Class A Stock to the former stockholders of Diomed, Inc. These shares of Class Stock have since converted into Common Stock, and no Class Stock remains outstanding.

         Concurrently with the merger, the Company issued 5,000,000 shares of Common Stock in a private placement offering at a price of $2.00 per share, resulting in gross proceeds to the Company of $10,000,000 from the private offering. The common stock issued in this private offering were not subject to refund, redemption or rescission and, accordingly, were included as a component of stockholders' equity, net of applicable costs. The Company registered the shares of Common Stock issued in the private offering with the SEC in a registration statement that the SEC declared effective on October 24, 2002.

         After the merger, the board of directors of the Company determined that it was in the best interests of the Company and its stockholders for the Company to change its state of incorporation from Nevada to Delaware. On May 13, 2002, after obtaining stockholder approval, the reincorporation was effected by a migratory merger, and the Company is now a Delaware corporation.

(9) Exchange of Class C Convertible Preferred Stock and Class D Convertible Preferred Stock

         On July 28, 2003, the Company was named as a defendant in a class action lawsuit, Augenbaum v. Diomed Holdings, Inc. On August 6, 2003, the Company entered into a stipulation of settlement to resolve this suit. The stipulation of settlement became final on October 15, 2003.

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                  (Unaudited)

         In connection with the stipulation of settlement, on August 22, 2003, the Company entered into an agreement with the holders of the Class C Stock by which the holders tendered all 20 shares of Class C Stock in exchange for an equal number of shares of Class E Stock, and the Company entered into an agreement with the holders of the Class D Stock by which the holders tendered all 24 shares of Class D Stock for an equal number of shares of Class F Stock. The Class E Stock and the Class F Stock entitle the holders to one vote per share. Following the exchange of Class C Stock for Class E Stock and Class D Stock for Class F Stock, both the Class C Stock and Class D Stock were eliminated.

          Following stockholder approval of the issuance of shares of Common Stock to be issued in exchange for the Class E Stock and Class F Stock, the Company has the right to purchase from the holders of the Class E Stock, and the holders of the Class E Stock are obligated to sell, all 20 shares of Class E Stock in exchange for 27,117,240 shares of Common Stock, and the Company has the right to purchase from the holders of the Class F Stock, and the holders of the Class F Stock are obligated to sell, all 24 shares of Class F Stock in exchange for 3,021,552 shares of Common Stock. Upon a sale, lease, exchange or other disposition of all or substantially all of the Company's assets, the holders of the Class E Stock and Class F Stock have the right to tender all shares of their preferred stock in exchange for the corresponding numbers of shares of Common Stock noted above.

          Shares of Class E Stock and Class F Stock are preferred in liquidation to the extent that before any distribution is made to the holders of Common Stock, there must be a distribution to the holders of the Class E Stock in the amount of $108,469 per share of Class E Stock and a distribution to the holders of the Class F Stock in the amount of $10,072 per share of Class F Stock. The holders of Common Stock share pro rata in the remainder of the net liquidation proceeds.

(10)     September 2003 Equity Financing

         On September 2, 2003, the Company entered into agreements that provide for the Equity Financing in which 119 Investors agreed to purchase 254,437,500 shares of Common Stock for an aggregate purchase price of $23,200,000. Twenty-two million dollars of the aggregate purchase price is payable in cash, and $1,200,000 will be paid by conversion of the Class D notes issued in connection with the Company's May 2003 bridge financing.

         The first closing of the Equity Financing occurred on September 3, 2003. At that time, the Investors funded $6,500,000 of the Equity Financing in the form of Secured Bridge Notes. The second closing of the Equity Financing will occur after the Company satisfies the conditions to the second closing, which is expected to be within 90 days after the first closing. The Secured Bridge Notes issued at the first closing will convert into Common Stock at the second closing at a price of $0.08 per share. Also at the second closing, the remaining $16,700,000 of the Equity Financing will be provided to the Company by the Investors for the purchase of Common Stock at a price of $0.10 per share. Of the $16,700,000 to be provided by the Investors at the second closing, $15,500,000 will be paid by the Investors in cash and $1,200,000 will be paid by conversion of the Company's outstanding Class D notes. The $15,500,000 in cash payable at the second closing is being held by a third party acting as our escrow agent.

          Three of the Investors in the Equity Financing are related to the Company. These Investors are Gibralt US, Inc., an affiliate of Samuel Belzberg, a director and significant stockholder of the Company, James A. Wylie, Jr., a director and the Company's chief executive officer and Peter Norris, a former director and a stockholder of the Company. Gibralt US loaned $1,500,000 to the Company at the first closing and, accordingly, the Company issued $1,500,000 in Secured Bridge Notes to him. Gibralt US also owns $1,100,000 of Class D notes that will be converted into Common Stock at the second closing, and Mr. Wylie and Mr. Norris each own $50,000 of Class D notes that will be converted into Common Stock at the second closing.

         Before the Company can complete the Equity Financing, the following must occur:

         o        the  stockholders  must approve an amendment to the  Company's
                  Certificate  of   Incorporation  to  increase  the  number  of
                  authorized shares of Common Stock to 500,000,000,

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                  (Unaudited)

         o the stockholders must approve the issuance of up to 298,500,000 shares of Common Stock to the Investors in the Equity Financing, and the American Stock Exchange (the "AMEX") must approve the listing of the shares of Common Stock to be issued to the Investors in connection with the Equity Financing, and

         o the stockholders must approve the issuance of 30,138,792 shares of Common Stock to be issued in exchange for Class E Stock and Class F Stock, and the AMEX must approve the listing of the shares of Common Stock to be issued to the holders of the Class E Stock and the Class F Stock.

          The Company anticipates that, assuming stockholder approval at the annual meeting, the Equity Financing will be completed within three business days after the annual meeting.

          In connection with the Equity Financing, the Company has issued warrants to purchase up to 40,879,063 shares of Common Stock to its placement agent. The warrants issued to the placement agent are exercisable for five years beginning upon approval by stockholders of the Equity Financing at the annual meeting, and at exercise prices of $0.001, $0.08 and $0.10. The placement agent also participated as an investor in the Equity Financing by reinvesting $495,000 of its fee in exchange for Secured Bridge Notes convertible into 6,187,500 shares of Common Stock. The original agreement with the placement agent provided that the Company pay the placement agent a cash fee equal to 10% of the funds it raised in a financing and issue to the placement agent warrants to purchase shares of Common Stock equal to 10% of the aggregate number of shares of Common Stock that were purchased by the Investors in the Equity Financing.

          On August 28, 2003, the agreement with the placement agent was amended to raise the maximum amount of the financing approved by the board of directors and to provide for the deposit of all of the Investors' funds into an escrow pending the second closing. The Company further agreed that it would pay the cash portion of the fee due to the placement agent in connection with the Equity Financing in securities rather than in cash. The placement agent agreed to reinvest its financing fee, and the parties agreed that they would calculate the financing fee on the total amount invested in the Company, exclusive of amounts to be invested by the holders of the Class D notes and the Class E notes, but inclusive of the amount the placement agent reinvested. On September 3, 2003, the Company amended its agreement with the placement agent to reflect the increased maximum amount of the offering from $21,200,000 to $23,200,000.

          As of September 30, 2003, the Company incurred $1,238,234 in placement agent and legal fees in connection with the Equity Financing. In connection with the first closing, the Company incurred $632,891 of these costs, including the placement agent's investment of its $495,000 in the Secured Bridge Notes. As of September 30, 2003, these costs were capitalized as deferred financing costs and will be amortized to general interest expense over the life of the notes, such that the full amount of costs will be amortized by the earlier of the maturity date of the notes or by the month the notes are converted into equity. In the three-month period ended September 30, 2003, the Company recognized $52,741 in general interest expense pertaining to this amortization of the deferred financing costs, and as of September 30, 2003, the balance of the deferred financing costs was $580,150.

          In connection with the first closing of the Equity Financing, the Company will recognize additional placement agent fees of approximately $1,800,000 for the 6,187,500 Common Stock warrants issued to the placement agent. The fee related to the warrants will be recorded as a deferred financing cost upon favorable stockholder approval of the Equity Financing. This contingent cost will be fully amortized to general interest expense in the period in which the Secured Bridge Notes convert to equity, with a corresponding increase in additional paid in capital. The net impact on stockholders' equity/(deficit) will be zero when the net loss including the deferred financing cost is fully reflected in the accumulated deficit.

          In connection with the second closing, the Company had incurred $605,343 in legal fees through September 30, 2003. These costs were capitalized as deferred offering costs and will be offset against additional paid in capital in stockholders equity upon completion of the second closing of the Equity Financing.

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                  (Unaudited)

          The Company entered into a registration rights agreement providing for the Company to register with the SEC the shares purchased by the investors and the shares underlying the warrants issued to the placement agent for resale to the public. The registration rights agreement requires the Company to file a registration statement for these shares within 5 days after the completion of the Equity Financing. The Company is obligated to issue additional shares ratably to the Investors at the rate of 3% of the Investors' shares per month, subject to a limit of 12%, if the Company does not file the registration statement timely or if the SEC does not declare the registration effective within 70 days after filing the registration statement.

(11)     Acquisition of Exclusive EVLT(R) Technology

         On September 3, 2003, the Company acquired rights to U.S. Patent No. 6,398,777 and related foreign patents for endovenous laser treatment of varicose veins. The EVLT Patent relates to the technology underlying the Company's EVLT(R) product line. This acquisition resulted from two transactions.

         In the first transaction, the Company purchased the interest in the EVLT Patent owned by Dr. Robert J. Min, one of the five named inventors of the EVLT Patent. This transaction was completed under a purchase agreement between the Company and Dr. Min entered into on July 23, 2003. Pursuant to the agreement, on September 3, 2003, the Company paid $500,000 in cash and issued options to purchase 1,000,000 shares of Common Stock in exchange for Dr. Min's assignment to the Company of his interest in the EVLT Patent. The stock options are fully vested, have an exercise price of $0.08 per share (the price per share paid by the Investors in the first closing of the Equity Financing) and are exercisable for ten years. The Company also has agreed to pay to Dr. Min variable payments based on the Company's sales of products using the EVLT Patent over the remaining 16-year life of the EVLT Patent. Dr. Min previously licensed the EVLT Patent to the Company and had served as a consultant to the Company. Dr. Min's consulting agreement with the Company was amended to reflect the changes in the relationship between him and the Company as a result of the acquisition of his EVLT Patent rights. Dr. Min will continue to act as a consultant to the Company under the revised consulting agreement.

         In the second transaction, the Company licensed, on an exclusive basis (except for Spain), the EVLT Patent from Endolaser Associates, LLC, the assignee of interest in the EVLT Patent from the other four named inventors of the EVLT
Patent. This transaction was completed under a license agreement between the Company and Endolaser Associates entered into on July 11, 2003. On September 3, 2003, the Company paid Endolaser Associates $1,500,000 for the exclusive license granted by Endolaser Associates on behalf of the four inventors who had assigned their interest in the EVLT Patent to Endolaser Associates. The Company agreed to make additional payments totaling $2,500,000 in 10 quarterly installments of $250,000 each, commencing upon the second closing of the Equity Financing. The Company has agreed to pay Endolaser Associates variable royalties based on the Company's sales of products using the EVLT Patent over the remaining 16-year life of the EVLT Patent.

         The Company recorded an intangible technology asset in the amount of $4,702,000 to record the acquisition of the EVLT Patent. The intangible asset will be amortized over the remaining 16-year life of the EVLT Patent.

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

         This section contains forward-looking statements, which involve known and unknown risks and uncertainties. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as "may," "will," "should," "potential," "expects," "anticipates," "intends," "plans," "believes" and similar expressions. These statements are based on our current beliefs, expectations and assumptions and are subject to a number of risks and uncertainties. Our actual results could differ materially from those discussed in these statements. Our Annual Report on Form SEC 10-KSB/A (the "Annual Report") contains a discussion of certain of the risks and uncertainties that affect our business. We refer you to the "Risk Factors" on pages 5 through 16 of the Annual Report for a discussion of certain risks, including those relating to our business as a medical device company without a significant operating record and with operating losses, our risks relating to the commercialization of our current and future products and applications, and risks relating to our common stock and its market value.

         In view of our relatively limited operating history, we have limited experience forecasting our revenues and operating costs. Therefore, we believe that period-to-period comparisons of financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. To date, the Company has incurred substantial costs to create our products. As of September 30, 2003, we had an accumulated deficit of approximately $46,761,000, including $5,859,000 in non-cash interest expense. We may continue to incur operating losses due to spending on research and development programs, clinical trials, regulatory activities, marketing and administrative activities. This spending may not correspond with any meaningful increases in revenues in the near term, if at all. As such, these costs may result in losses until such time as the Company generates sufficient revenue to offset such costs.

         The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes set forth above in this Quarterly Report and the Annual Report.

Overview

         Diomed specializes in developing and commercializing laser and related disposable product technologies used in minimally and micro-invasive medical procedures. Minimally and micro-invasive medical procedures typically result in reduced pain and scarring, shorter recovery periods and increased effectiveness compared to traditional surgical procedures. Most of the pain associated with traditional surgical procedures results from the slicing of the layers of skin and muscle tissue, which can be significantly diminished with minimally and micro-invasive procedures.

         In developing and marketing our clinical solutions, we use proprietary technology and we aim to secure strong commercial advantages over our competitors by gaining governmental approvals in advance of others and through exclusive commercial arrangements. To participate in the rapidly growing minimally and micro-invasive medical procedure industry, we seek to develop medical applications for our laser technology, to incorporate disposable products into these applications and to market our products to physicians who perform medical procedures using our products and the techniques that we develop. To optimize our revenues, we focus on clinical procedures that require the health care provider to own our equipment and to purchase our disposable products, such as kits and optical fibers.

         Using our proprietary technology, including our exclusive rights to U.S. Patent No. 6,398,777 and related foreign patents for the endovenous laser treatment of varicose veins, we currently focus on endovenous laser treatment (our EVLT(R) product line) for use in varicose vein treatments, photodynamic therapy (our PDT product line) for use in cancer treatments, and other clinical applications. Using high power semiconductor diodes as their energy source, our diode lasers combine clinical efficacy, operational efficiency and cost effectiveness in a versatile, compact, lightweight, easy-to-use and easy-to-maintain system.

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

         EVLT(R) was a primary source of revenue in 2002 and has continued to be a primary source of revenue in 2003. Diomed believes that EVLT(R) will achieve a high level of commercial acceptance due to its related short recovery period, immediate return to one's normal routine barring vigorous physical activities, reduced pain and minimal scarring, and reduced costs compared to other vein treatments for varicose veins. We developed our EVLT(R) product line as a complete clinical solution and marketing model, including a laser, disposable kit, clinical training and marketing plan, to assist office-based and hospital-based physicians in responding to the demand for treatment of varicose veins in a minimally invasive manner. Diomed has also published a health insurance reimbursement guide to assist physicians in the reimbursement submission process. We believe that these attributes, in addition to EVLT(R)'s superior clinical trial results, favorable peer reviews, and comparatively larger and longer follow-up data reports provide EVLT(R) with a competitive advantage over competing traditional and minimally invasive varicose vein treatment products.

         Diomed expects that as the number of EVLT(R) procedures increases, so will its sales of associated disposable items. Diomed believes that the U.S. represents the single largest market for EVLT(R). Diomed is targeting its sales and marketing efforts at hospitals, private physician practices and clinics. We sell our products to hospital and office-based physicians in major population centers throughout the U.S., including specialists in vascular surgery, interventional-radiology, general surgery, phlebology, gynecology and dermatology.

         Diomed has developed and maintains a website - www.EVLT.com - to implement both the "push" and "pull" components of its marketing strategy to attract the interest of both patients and physicians. EVLT.com provides patients with education about treatment options and benefits of EVLT(R) and provides physicians with education about the EVLT(R) procedure. At www.EVLT.com, patients can also locate the nearest physician performing EVLT(R) by inputting their city and state.

         The sales cycle for selling capital equipment, such as medical lasers, can be affected by several factors, including:

         o        the customer's internal approval process,

         o hospital determinations as to the specialty of physician performing the EVLT(R) procedure and the facility where these procedures will be performed,

         o the physician's desire to observe an EVLT(R)procedure prior to making a purchase decision, and

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

         Diomed's sales of its PDT product line are dependent to an extent upon the clinical development process and the commercialization of PDT drugs by PDT drug companies. In 2001, our collaborative partner, Axcan Pharma, lead the sales effort for PDT in conjunction with Axcan Pharma's drug, Photofrin. We are unable to reliably predict our revenues from PDT because EVLT(R) and not PDT is our primary source of revenue for 2002 and because Photofrin is the first PDT drug brought to market by Axcan Pharma, and there is not sufficient relevant historical data on which to base sales assumptions.

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

         Our technology and manufacturing capability has attracted original equipment manufacturing (OEM) partners. In a typical OEM relationship, we produce the laser and other products to the OEM's specifications, which will then be marketed under the OEM's label. As a result, sales of our products to OEM partners may fluctuate in relation to the achievement of their strategic initiatives. Our most prominent OEM relationship is with Olympus in Japan, which uses our technology for surgical and dental applications. In addition we have a long-term partnership with Dentek Lasersystems Vertriebs GmbH, which uses our laser module for dental applications.

         In 2002, approximately 55% of our sales were generated in the U.S. and 45% in other markets around the world. Diomed believes that its percentage of sales generated domestically will increase as it grows the EVLT(R) market in the U.S. In the first nine months of 2003, the percent of sales generated domestically increased to 60%.

         In 2003, Diomed has focused, and for the remainder of 2003 expects to continue to focus, on the development and growth of EVLT(R) sales in the U.S. while simultaneously pursuing channels for future sales worldwide, to support the development and approval of new applications for PDT products, and to continue the development of enhancements to our products in order to further improve their effectiveness and manufacturing efficiency.

Results of Operations

         Three Months Ended September 30, 2003 Compared to the Three Months Ended September 30, 2002

Revenue

         Revenue for the three months ended September 30, 2003 was $2,372,000, increasing approximately $427,000, or 22%, from $1,945,000 for the same period in 2002. In the three months ended September 30, 2003, approximately $1,504,000, or 63%, of our total revenue was derived from laser sales, as compared to approximately $1,404,000, or 72%, in the same period in 2002. In the three months ended September 30, 2003, approximately $868,000, or 37%, of our total revenues were derived from sales of disposable fibers and kits, accessories and service, as compared to approximately $541,000, or 28%, in the same period in 2002.

         The increase in revenue is attributable primarily to:

         o        increased penetration in the EVLT(R) market,

         o the compounding impact of the recurring revenue stream from disposable sales to both new and existing customers, and

         o the impact of new sales management and development of our sales team.

Cost of Revenue and Gross Profit

         Cost of Revenue for the three months ended September 30, 2003 was $1,540,000, increasing approximately $253,000, or 20%, from the same period in 2002. This resulted in gross profit for the three months ended September 30, 2003 of $832,000, an increase of approximately $173,000, or 26%, from the same period in 2002.

         The increase in Cost of Revenue was driven by:

         o new royalties from the EVLT(R) patent acquisition (see Note 11 to the accompanying financial statements), and

         o the corresponding increase in the number of lasers and disposable products sold, offset, on a percentage of sales basis, by the leverage of fixed manufacturing costs across a greater number of units.

Operating Expenses

         Research and Development Expenses for the three months ended September 30, 2003 remained largely unchanged at $248,000, a $32,000, or 11%, decrease from $280,000 for the same period in 2002. This slight downward trend is expected to be reversed in 2004 after the completion of our Equity Financing (discussed under "Liquidity, Capital Resources and Capital Transactions," below).

         Selling and Marketing Expenses for the three months ended September 30, 2003 were $870,000, decreasing approximately $149,000, or 15%, from $1,019,000 for the same period in 2002. In 2003, selling and marketing expenses decreased due to the decreased commission rate of an in-house sales force (offset somewhat by their associated fixed costs) and reduced discretionary marketing spending prior to the completion of the Equity Financing. The Company anticipates increased spending in sales and marketing programs to support the continued commercialization of EVLT(R) after the completion of the Equity Financing.


         General and Administrative Expenses for the three months ended September 30, 2003 were $1,048,000, increasing approximately $158,000, or 18%, from $890,000 for the same period in 2002. In the third quarter of 2003, the Company recognized additional expense in the amount of $150,000 in legal fees paid for the settlement of the Augenbaum litigation.

Loss from Operations

         Loss from operations for the three months ended September 30, 2003 was $1,335,000, decreasing approximately $197,000, or 13%, from $1,532,000 for the same period in 2002.

Interest Expense, net

         Interest expense for the three months ended September 30, 2003 was $2,214,000, compared to approximately $29,000 for the same period in 2002. Interest expense in the three months ended September 30, 2003 included non-cash charges totaling $2,000,000 and amortization of deferred financing costs totaling $66,000 related to the December 2002 and May 2003 debt financings. The non-cash interest charges resulted from the accelerated amortization of the balance of discount associated with the notes we issued in the December 2002 debt financing upon the retirement of those notes at the first closing of the Equity Financing.


Net Loss Applicable to Common Stockholders

         Net loss applicable to common stockholders for the three months ended September 30, 2003, including $2,000,000 in non-cash interest expense, was approximately $3,549,000, or $0.12 per share, a $1,988,000, or 127%, increase from $1,561,000, or $0.11 per share, for the same period in 2002.

Nine Months Ended September 30, 2003 Compared to the Nine Months Ended September 30, 2002.

Revenue

         Revenue for the nine months ended September 30, 2003 were $6,644,000, increasing approximately $2,574,000, or 63%, from $4,070,000 for the same period in 2002. In the nine months ended September 30, 2003, approximately $4,206,000, or 63%, of our total revenues were derived from laser sales, as compared to approximately $2,540,000, or 62%, in the same period in 2002. In the nine months ended September 30, 2003, approximately $2,438,000, or 37%, of our total revenues were derived from sales of disposable fibers and kits, accessories and service, as compared to approximately $1,530,000, or 38%, in the same period in 2002.

         The increase in revenue is attributable primarily to:

         o        increased penetration in the EVLT(R) market,

         o the compounding impact of the recurring revenue stream from disposable sales to both new and existing customers, and

         o the impact of new sales management and development of our sales team.

Cost of Revenue and Gross Profit

         Cost of Revenue for the nine months ended September 30, 2003 was $4,211,000, increasing approximately $731,000, or 21%, from $3,480,000 for the same period in 2002. Cost of Revenue, as a percentage of sales, decreased from 86% to 63% on a year-to-year basis.

         Gross profit for the nine months ended September 30, 2003 was $2,433,000, increasing approximately $1,843,000, or 312%, from $590,000 for the same period in 2002. On a percent-of-sales-basis, the gross margin increased 23 percentage points from 14% to 37%.

         The increase in Cost of Revenue was driven by:

         o new royalties from the EVLT(R) patent acquisition (see Note 11 to the accompanying financial statements), and

         o the corresponding increase in the number of lasers and disposable products sold, offset, on a percentage of sales basis, by the leverage of fixed manufacturing costs across a greater number of units.

Operating Expenses

         Research and Development Expenses for the nine months ended September 30, 2003 remained largely unchanged at $635,000, a $29,000, or 4%, decrease from $664,000 for the same period in 2002. This slight downward trend is expected to be reversed in 2004 after the completion of our Equity Financing.

         Selling and Marketing Expenses for the nine months ended September 30, 2003 were $2,892,000, increasing approximately $796,000, or 38%, from $2,096,000 for the same period in 2002. In 2003, the increased selling and marketing expenses resulted primarily from incremental commissions on a higher sales base (offset somewhat by a lower commission rate) and from a higher level of marketing spending during the first two quarters of 2003. The Company anticipates an increased investment in sales and marketing programs to support the continued commercialization of EVLT(R) after the completion of the Equity Financing.

         General and Administrative Expenses for the nine months ended September 30, 2003 remained largely unchanged at $2,829,000, increasing approximately $171,000, or 6%, from $2,658,000 for the same period in 2002. In the third quarter of 2003, the Company recognized additional expense in the amount of $150,000 in legal fees paid for the settlement of the Augenbaum litigation.

Loss from Operations

         As a result of the above, the loss from operations for the nine months ended September 30, 2003 was $3,924,000, decreasing approximately $904,000, or 19%, from $4,828,000 for the same period in 2002.

Interest Expense, net

         Interest expense for the nine months ended September 30, 2003 was $3,383,000, compared to $317,000 for the same period in 2002. Interest expense in the nine months ended September 30, 2003 included non-cash charges totaling approximately $2,933,000 and amortization of deferred financing costs totaling $154,000 related to the December 2002 and May 2003 debt financings.

         Two million dollars of non-cash interest charges resulted from the accelerated amortization of the balance of the discount associated with the notes we issued in the December 2002 debt financing upon the retirement of those notes at the first closing of the Equity Financing. An additional $833,000 in non-cash interest expense resulted from the amortization of the discount on Class A Secured Notes and Class B Unsecured Notes we issued in the December 2002 financing prior to their exchange for Class C notes contemporaneously with the May 2003 debt financing.

         In the fourth quarter of 2003, upon stockholder approval of the Equity Financing and the conversion into equity of the $6,995,000 principal amount of Secured Bridge Notes due 2004 (the "Secured Bridge Notes") we issued on September 3, 2003 at the first closing of the Equity Financing, the contingent discount associated with the $6,995,000 in Secured Bridge Notes will be fully amortized to non-cash interest expense with an offsetting increase in additional paid in capital. The net impact on stockholders' equity/(deficit) will be zero when net loss including the discount is fully reflected in the accumulate deficit.

         In the fourth quarter of 2003, in connection with the first closing of the Equity Financing, the Company will recognize approximately $580,000 in general interest expense related to the corresponding legal and placement agent fees upon stockholder approval of the Equity Financing. Otherwise, these unamortized costs will continue to be amortized over the life of the notes.

         In the fourth quarter of 2003, in connection with the first closing of the Equity Financing, the Company will recognize an additional placement agent fee, in the amount of approximately $1,800,000, for 6,187,500 warrants issued to the placement agent. The warrant fee will be recorded as a deferred financing cost upon stockholder approval of the Equity Financing. This contingent cost will be fully amortized to general interest expense in the period in which the Secured Bridge Notes convert to equity, with a corresponding increase in additional paid in capital. The net impact on stockholders' equity/(deficit) will be zero when the net loss, including the deferred financing cost, is fully reflected in the accumulated deficit.

         In the fourth quarter of 2003, in accordance with Emerging Issues Task Force (EITF) 00-27, "Application of EITF No. 98-05 to Certain Convertible Instruments," the Company will recognize a beneficial conversion feature related to the Class D notes, in the amount of $960,000, which will be recorded as a discount to the notes, upon stockholder approval of the Equity Financing. This contingent discount will be fully amortized to non-cash interest expense in the period in which the Class D notes convert to equity, with a corresponding increase in additional paid in capital. The net impact on stockholders' equity/(deficit) will be zero when the net loss, including the discount, is fully reflected in the accumulated deficit.

Net Loss Applicable to Common Stockholders

         As a result of the above, the net loss applicable to common stockholders for the nine months ended September 30, 2003, including $2,933,000 in non-cash interest expense, was $7,307,000, or $0.29 per share, increasing approximately $2,162,000, or 42%, from $5,145,000, or $0.38 per share, in the same period in 2002.

Liquidity, Capital Resources and Capital Transactions

         Since inception we have incurred a cumulative loss of approximately $46,761,000, including approximately $5,859,000 in non-cash interest expense, and may continue to incur operating losses, dependent upon the commercial success of EVLT(R). The Company has financed its operations primarily through private placements of common stock and preferred stock, and private placements of convertible notes and short-term notes and credit arrangements.

          Between December 2002 and May 2003, the Company obtained $3,200,000 of bridge financing from Gibralt US, Inc., an affiliate of Samuel Belzberg, a director and significant stockholder of the Company, James A. Wylie, Jr., a director and the Company's chief executive officer and Peter Norris, a former director and a stockholder of the Company. In order to fund its operations in 2003, the Company requires additional debt or equity financing and, as an additional option, to put in place a credit facility to support the Company's commercialization of EVLT(R). We will require the proceeds of any such financing, together with our current cash resources, to continue as a going concern. As a result of the additional financing needed to support operations in 2003, the auditors' opinion for the year ended December 31, 2002 expressed substantial doubt about the Company's ability to continue as a going concern.

         September 2003 Equity Financing Transaction

         On September 2, 2003, the Company entered into agreements that provide for the equity financing transaction (the "Equity Financing") in which 119 accredited investors (the "Investors") agreed to purchase from the Company 254,437,500 shares of common stock for an aggregate purchase price of
$23,200,000. Twenty-two million dollars of the aggregate purchase price is payable in cash, and $1,200,000 will be paid by conversion of the Class D Secured Notes (the "Class D notes") issued in connection with the Company's May 2003 debt financing.

         The first closing of the Equity Financing occurred on September 3, 2003. At that time, the Investors funded $6,500,000 of the Equity Financing in the form of Secured Bridge Notes. The second closing of the Equity Financing will occur after the Company satisfies the conditions to the second closing, which is expected to be within 90 days after the first closing. The Secured Bridge Notes issued at the first closing will convert into common stock at the second closing at a price of $0.08 per share. Also at the second closing, the remaining $16,700,000 of the Equity Financing will be provided to the Company by the Investors for the purchase of common stock at a price of $0.10 per share. Of the $16,700,000 to be provided by the Investors at the second closing, $15,500,000 will be paid by the Investors in cash and $1,200,000 will be paid by conversion of the Company's outstanding Class D notes. The $15,500,000 in cash payable at the second closing is being held by a third party acting as our escrow agent.

          Three of the Investors in the Equity Financing are related to the Company. These Investors are Gibralt US, Inc., an affiliate of Samuel Belzberg, a director and significant stockholder of the Company, James A. Wylie, Jr., a director and the Company's chief executive officer and Peter Norris, a former director and a stockholder of the Company. Gibralt US loaned $1,500,000 to the Company at the first closing and, accordingly, the Company issued $1,500,000 in Secured Bridge Notes to him. Gibralt US also owns $1,100,000 of Class D notes that will be converted into common stock at the second closing, and Mr. Wylie and Mr. Norris each own $50,000 of Class D notes that will be converted into common stock at the second closing.

         Before the Company can complete the Equity Financing, the following must occur:

         o        the  stockholders  must approve an amendment to the  Company's
                  Certificate  of   Incorporation  to  increase  the  number  of
                  authorized shares of common stock to 500,000,000,

         o the stockholders must approve the issuance of up to 298,500,000 shares of common stock to the Investors in the Equity Financing, and the American Stock Exchange (the "AMEX") must approve the listing of the shares of common stock to be issued to the Investors in connection with the Equity Financing, and

         o the stockholders must approve the issuance of 30,138,792 shares of common stock to be issued in exchange for Class E Preferred Stock (the "Class E Stock") and Class F Preferred Stock (the "Class F Stock"), and the AMEX must approve the listing of the shares of common stock to be issued to the holders of the Class E Stock and the Class F Stock.

          The Company anticipates that, assuming stockholder approval at the annual meeting, the Equity Financing will be completed within three business days after the annual meeting.

          In connection with the Equity Financing, the Company has issued warrants to purchase up to 40,879,063 shares of common stock to its placement agent. The warrants issued to the placement agent are exercisable for five years beginning upon approval by stockholders of the Equity Financing at the annual meeting, and at exercise prices of $0.001, $0.08 and $0.10. The placement agent also participated as an investor in the Equity Financing by reinvesting $495,000 of its fee in exchange for Secured Bridge Notes convertible into 6,187,500 shares of common stock. The original agreement with the placement agent provided that the Company pay the placement agent a cash fee equal to 10% of the funds it raised in a financing and issue to the placement agent warrants to purchase shares of common stock equal to 10% of the aggregate number of shares of common stock that were purchased by the Investors in the Equity Financing.

          On August 28, 2003, the agreement with the placement agent was amended to raise the maximum amount of the financing approved by the board of directors and to provide for the deposit of all of the Investors' funds into an escrow pending the second closing. The Company further agreed that it would pay the cash portion of the fee due to the placement agent in connection with the Equity Financing in securities rather than in cash. The placement agent agreed to reinvest its financing fee, and the parties agreed that they would calculate the financing fee on the total amount invested in the Company, exclusive of amounts to be invested by the holders of the Class D notes and the Class E Secured Notes issued in connection with the December 2002 debt financing (the "Class E notes"), but inclusive of the amount the placement agent reinvested. On September 3, 2003, the Company amended its agreement with the placement agent to reflect the increased maximum amount of the offering from $21,200,000 to $23,200,000.

          As of September 30, 2003, the Company incurred $1,238,234 in placement agent and legal fees in connection with the Equity Financing. In connection with the first closing, the Company incurred $632,891 of these costs, including the placement agent's investment of its $495,000 in the Secured Bridge Notes. As of September 30, 2003, these costs were capitalized as deferred financing costs and will be amortized to general interest expense over the life of the notes, such that the full amount of costs will be amortized by the earlier of the maturity date of the notes or by the month the notes are converted into equity. In the three-month period ended September 30, 2003, the Company recognized $52,741 in general interest expense pertaining to this amortization of the deferred financing costs, and as of September 30, 2003, the balance of the deferred financing costs was $580,150.

          In connection with the first closing of the Equity Financing, the Company will recognize additional placement agent fees of approximately $1,800,000 for the 6,187,500 common stock warrants issued to the placement agent. The fee related to the warrants will be recorded as a deferred financing cost upon favorable stockholder approval of the Equity Financing. This contingent cost will be fully amortized to general interest expense in the period in which the Secured Bridge Notes convert to equity, with a corresponding increase in additional paid in capital. The net impact on stockholders' equity/(deficit) will be zero when the net loss including the deferred financing cost is fully reflected in the accumulated deficit.

          In connection with the second closing, the Company had incurred $605,343 in legal fees through September 30, 2003. These costs were capitalized as deferred offering costs and will be offset against additional paid in capital in stockholders equity upon completion of the second closing of the Equity Financing.

          The Company entered into a registration rights agreement providing for the Company to register with the SEC the shares purchased by the investors and the shares underlying the warrants issued to the placement agent for resale to the public. The registration rights agreement requires the Company to file a registration statement for these shares within 5 days after the completion of the Equity Financing. The Company is obligated to issue additional shares ratably to the Investors at the rate of 3% of the Investors' shares per month, subject to a limit of 12%, if the Company does not file the registration statement timely or if the SEC does not declare the registration effective within 70 days after filing the registration statement.

         September 2003 Acquisition of Exclusive EVLT(R) Technology

         On September 3, 2003, the Company acquired rights to U.S. Patent No. 6,398,777 and related foreign patents for endovenous laser treatment of varicose veins. The EVLT Patent relates to the technology underlying the Company's EVLT(R) product line. This acquisition resulted from two transactions.

         In the first transaction, the Company purchased the interest in the EVLT Patent owned by Dr. Robert J. Min, one of the five named inventors of the EVLT Patent. This transaction was completed under a purchase agreement between the Company and Dr. Min entered into on July 23, 2003. Pursuant to the agreement, on September 3, 2003, the Company paid $500,000 in cash and issued options to purchase 1,000,000 shares of common stock in exchange for Dr. Min's assignment to the Company of his interest in the EVLT Patent. The stock options are fully vested, have an exercise price of $0.08 per share (the price per share paid by the Investors in the first closing of the Equity Financing), and are exercisable for ten years. The Company also has agreed to pay to Dr. Min variable payments based on the Company's sales of products using the EVLT Patent over the remaining 16-year life of the EVLT Patent. Dr. Min previously licensed the EVLT Patent to the Company and had served as a consultant to the Company. Dr. Min's consulting agreement with the Company was amended to reflect the changes in the relationship between him and the Company as a result of the acquisition of his EVLT Patent rights. Dr. Min will continue to act as a consultant to the Company under the revised consulting agreement.

         In the second transaction, the Company licensed, on an exclusive basis (except for Spain), the EVLT Patent from Endolaser Associates, LLC, the assignee of interest in the EVLT Patent from the other four named inventors of the EVLT
Patent. This transaction was completed under a license agreement between the Company and Endolaser Associates entered into on July 11, 2003. On September 3, 2003, the Company paid Endolaser Associates $1,500,000 for the exclusive license granted by Endolaser Associates on behalf of the four inventors who had assigned their interest in the EVLT Patent to Endolaser Associates. The Company agreed to make additional payments totaling $2,500,000 in 10 quarterly installments of $250,000 each, commencing upon the second closing of the Equity Financing. The Company has agreed to pay Endolaser Associates variable royalties based on the Company's sales of products using the EVLT Patent over the remaining 16-year life of the EVLT Patent.

         The Company recorded an intangible technology asset in the amount of $4,702,000 to record the acquisition of the EVLT Patent. The intangible asset will be amortized over the remaining life of the EVLT Patent.

Cash Position and Cash Flow

         The  Company  had  cash  balances  of   approximately   $1,500,000  and
$1,900,000 at September 30, 2003 and December 31, 2002, respectively.

         Cash used in operations for the nine months ended September 30, 2003 was approximately $2,300,000. This principally results from the approximate $3,900,000 loss from operations, offset by changes in working capital and (non-cash) depreciation expense, and reflects the external marketing initiatives and the costs of a direct sales force in support of the commercialization of EVLT(R).

         Cash used in investing activities for the nine months ended September 30, 2003 was approximately $2,300,000. On September 3, 2003, the Company acquired rights to U.S. Patent No. 6,398,777 and related foreign patents for endovenous laser treatment of varicose veins (the "EVLT Patent"), which patents relate to the technology underlying the Company's EVLT(R) product line. In connection with this technology acquisition, the Company paid an aggregate of $2,000,000 to Dr. Robert Min and Endolaser Associates, LLC, and $144,000 in other costs. Net cash used by investing activities also includes $200,000 in property, plant and equipment, principally for demonstration equipment for customer trial programs and for use by the direct sales force in the field.

         Cash provided by financing activities for the nine months ended September 30, 2003 was approximately $4,500,000. This includes the $1,200,000 proceeds from the May interim financing and the $6,500,000 proceeds from the first closing of September 2003 Equity Financing, offset by $1,290,000 in financing costs, and the retirement of the December 2002 notes in the aggregate principal amount of $2,000,000.

Bank Line of Credit

          Diomed, Ltd., the Company's United Kingdom-based subsidiary, utilizes a line of credit with Barclays Bank, limited to the lesser of (pound)350,000 ($582,000 at September 30, 2003) or 80% of eligible accounts receivable. The credit line bears interest at a rate of 3% above Barclays base rate (4.00% at September 30, 2003) and borrowings are due upon collection of receivables from customers. As security interest, Barclay's Bank has a lien on all of the assets of Diomed Ltd., excluding inventory and certain intellectual property.

          As of September 30, 2003, there were borrowings of (pound)186,976 ($310,754) outstanding under this line and available future borrowing capacity of approximately $16,000.

Critical Accounting Policies

         Our discussion and analysis of the Company's financial condition, results of operations, and cash flows are based on the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to bad debts, inventory valuation and obsolescence, intangible assets, income taxes, warranty obligations, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         Our critical accounting policies include:

         o        revenue recognition;

         o        allowance for doubtful accounts;

         o        warranty obligation;

         o        allowances for excess and obsolete inventory; and

         o        valuation of long-lived and intangible assets.

         Revenue Recognition.  We derive our revenue from primarily two sources:
(i) revenues from products including lasers, instrumentation, and disposables, and (ii) revenues from service. The Company recognizes revenue on products and services when persuasive evidence of an arrangement is in place, the price is fixed or determinable, collectibility is reasonably assured and title and risk of ownership has been transferred. Transfer of title and risk of ownership generally occurs when the product is shipped to the customer or when the customer receives the product, depending on the nature of the arrangement. The Company currently provides for the estimated cost to repair or replace products under warranty at the time of sale. Service revenue is recognized as the services are performed.

         Allowance for Doubtful Accounts. Accounts receivable are customer obligations due under normal trade terms. The Company sells its products to private physicians, hospitals, health clinics, distributors and OEM customers. The Company generally requires signed sales agreements, non-refundable advance payments and purchase orders, and in certain circumstances, depending upon the type of customer, letters of credit. Some customers seek equipment financing from third party leasing agents. Accounts receivable is stated at the amount billed to the customer less a valuation allowance for doubtful accounts.

         Senior management reviews accounts receivable on a monthly basis to determine if any receivables could potentially be uncollectible. The Company includes specific accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on available information, the Company believes its allowance for doubtful accounts as of September 30, 2003 is adequate.

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

         The Company's principal executive officer and its principal financial officer have carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a -15e and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2003 and have concluded that, as of such date, the Company's disclosure controls and procedures in place are adequate to ensure material information and other information requiring disclosure is identified and communicated on a timely basis.

          (b) Changes in internal control over financial reporting.

          During the period covered by this report, there have been no significant changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II:  Other Information

Item 1.  Legal Proceedings

         On July 28, 2003, the Company was named as a defendant in a class action lawsuit, Augenbaum v. Diomed Holdings, Inc. On August 6, 2003, the Company entered into a stipulation of settlement to resolve this suit. On September 15, 2003, after a hearing, the judge entered an order approving the stipulation of settlement as submitted. The stipulation of settlement became final on October 15, 2003, when the applicable appeal period of the order approving the stipulation of settlement expired with no appeal having been filed.

Item 2.  Changes in Securities and Use of Proceeds

         Issuance of Secured Bridge Notes to Investors in Equity Financing. Pursuant to our Equity Financing, on September 3, 2003, we issued an aggregate principal amount of $6,995,000 in Secured Bridge Notes due 2004 to 119 accredited investors. The principal and accrued interest on these Secured Bridge Notes will convert into shares of common stock at the conversion price of $0.08 per share when we complete the Equity Financing. The names of the investors in the Equity Financing to whom we issued Secured Bridge Notes, the principal amount of the Secured Bridge Notes issued to each such investor and the number of shares of common stock into which the Secured Bridge Notes will convert are set forth below. These investors include Gibralt US, Inc., an affiliate of one of the Company's directors, Samuel Belzberg.

                                                                                                      Shares of common stock to Be
                                                                                                   Issued at Final Closing of Equity
                                                                                                      Financing upon Conversion of
                                                               Secured Bridge Notes Purchased       Secured Bridge Notes (Excluding
                                                            September 3, 2003 at First Closing of       Shares to Be Issued upon
                     Name of Investor                                 Equity Financing              Conversion of Accrued Interest)
----------------------------------------------------------- ---------------------------------------- -------------------------------
Gibralt US, Inc.                                            $1,500,000                               18,750,000
----------------------------------------------------------- ---------------------------------------- -------------------------------
Morris Belzberg                                             300,000                                  3,750,000
----------------------------------------------------------- ---------------------------------------- -------------------------------
Charles Diamond                                             100,000                                  1,250,000
----------------------------------------------------------- ---------------------------------------- -------------------------------
Steven Schraiberg                                           100,000                                  1,250,000
----------------------------------------------------------- ---------------------------------------- -------------------------------
Sunrise Securities Corp.                                    $495,000                                 6,187,500
----------------------------------------------------------- ---------------------------------------- -------------------------------
Sanford Antignas                                            $2,250                                   28,125
----------------------------------------------------------- ---------------------------------------- -------------------------------
BPW Israel Ventures LLC                                     $56,250                                  703,125
----------------------------------------------------------- ---------------------------------------- -------------------------------
Emilio Bassini                                              $22,500                                  281,250
----------------------------------------------------------- ---------------------------------------- -------------------------------
HUG Funding LLC                                             $90,000                                  1,125,000
----------------------------------------------------------- ---------------------------------------- -------------------------------
West End Convertible Fund, L.P.                             $22,500                                  281,250
----------------------------------------------------------- ---------------------------------------- -------------------------------
F. Berdon Defined Benefit Plan                              $9,000                                   112,500
----------------------------------------------------------- ---------------------------------------- -------------------------------
Chana Braun                                                 $5,625                                   70,312.5
----------------------------------------------------------- ---------------------------------------- -------------------------------
Smithfield Fiduciary, LLC                                   $112,500                                 1,406,250
----------------------------------------------------------- ---------------------------------------- -------------------------------
Meredith A. Rauhut                                          $11,250                                  140,625
----------------------------------------------------------- ---------------------------------------- -------------------------------
Sean B. Curran                                              $11,250                                  140,625
----------------------------------------------------------- ---------------------------------------- -------------------------------
Incap Company Limited                                       $56,250                                  703,125
----------------------------------------------------------- ---------------------------------------- -------------------------------
Bel-Cal Holdings, Ltd.                                      $45,000                                  562,500
----------------------------------------------------------- ---------------------------------------- -------------------------------
SDS Merchant Fund, LP                                       $112,500                                 1,406,250
----------------------------------------------------------- ---------------------------------------- -------------------------------
BayStar Capital II, LP                                      $112,500                                 1,406,250
----------------------------------------------------------- ---------------------------------------- -------------------------------
Craig Drill Capital                                         $101,250                                 1,265,625
----------------------------------------------------------- ---------------------------------------- -------------------------------
Joseph Duchman                                              $5,625                                   70,312.5
----------------------------------------------------------- ---------------------------------------- -------------------------------

----------------------------------------------------------- ---------------------------------------- -------------------------------
Bear  Stearns  Securities  Corp.,  Custodian  for J.
Steven Emerson IRA II                                       $135,000                                 1,687,500
----------------------------------------------------------- ---------------------------------------- -------------------------------
Michael D. Farkas                                           $16,875                                  210,937.5
----------------------------------------------------------- ---------------------------------------- -------------------------------
The Riverview Group, LLC                                    $317,250                                 3,965,625
----------------------------------------------------------- ---------------------------------------- -------------------------------
Robert Schecter                                             $6,750                                   84,375
----------------------------------------------------------- ---------------------------------------- -------------------------------
Shimon S. Fishman                                           $3,375                                   42,187.5
----------------------------------------------------------- ---------------------------------------- -------------------------------
Platinum Partners Global Macro Fund, LP                     $56,250                                  703,125
----------------------------------------------------------- ---------------------------------------- -------------------------------
Platinum Partners Value Arbitrage Fund, LP                  $168,750                                 2,109,375
----------------------------------------------------------- ---------------------------------------- -------------------------------
Melton Management Ltd.                                      $22,500                                  281,250
----------------------------------------------------------- ---------------------------------------- -------------------------------
Asher Gottesman                                             $2,250                                   28,125
----------------------------------------------------------- ---------------------------------------- -------------------------------
James G. Groninger                                          $13,500                                  168,750
----------------------------------------------------------- ---------------------------------------- -------------------------------
Yehuda Harats                                               $45,000                                  562,500
----------------------------------------------------------- ---------------------------------------- -------------------------------
David Hirsch and Ruth Hirsh                                 $5,625                                   70,312.5
----------------------------------------------------------- ---------------------------------------- -------------------------------
J.M. Hull Associates, LP                                    $22,500                                  281,250
----------------------------------------------------------- ---------------------------------------- -------------------------------
Benjamin J. Jesselson 8/21/74 Trust                         $33,750                                  421,875
----------------------------------------------------------- ---------------------------------------- -------------------------------
Michael G. Jesselson 4/8/71 Trust                           $33,750                                  421,875
----------------------------------------------------------- ---------------------------------------- -------------------------------
Ron Katz                                                    $33,750                                  421,875
----------------------------------------------------------- ---------------------------------------- -------------------------------
Joseph Klein III                                            $11,250                                  140,625
----------------------------------------------------------- ---------------------------------------- -------------------------------
Abraham Koot                                                $1,125                                   14,062.5
----------------------------------------------------------- ---------------------------------------- -------------------------------
ProMed Offshore Fund, Ltd.                                  $16,425                                  205,312.5
----------------------------------------------------------- ---------------------------------------- -------------------------------
ProMed Partners, LP                                         $96,075                                  1,200,937.5
----------------------------------------------------------- ---------------------------------------- -------------------------------
Dwight E. Lee                                               $6,750                                   84,375
----------------------------------------------------------- ---------------------------------------- -------------------------------
Jonathan Leifer                                             $11,250                                  140,625
----------------------------------------------------------- ---------------------------------------- -------------------------------
David Leiner                                                $5,625                                   70,312.5
----------------------------------------------------------- ---------------------------------------- -------------------------------
Ruth Low                                                    $22,500                                  281,250
----------------------------------------------------------- ---------------------------------------- -------------------------------
Avi Lyons                                                   $2,250                                   28,125
----------------------------------------------------------- ---------------------------------------- -------------------------------
Jason Lyons                                                 $1,125                                   14,062.5
----------------------------------------------------------- ---------------------------------------- -------------------------------
David D. May                                                $11,250                                  140,625
----------------------------------------------------------- ---------------------------------------- -------------------------------
Balestra Capital Partners, LP                               $45,000                                  562,500
----------------------------------------------------------- ---------------------------------------- -------------------------------
Monmouth Consulting Inc.                                    $5,625                                   70,312.5
----------------------------------------------------------- ---------------------------------------- -------------------------------
MTD Holdings LLC                                            $56,250                                  703,125
----------------------------------------------------------- ---------------------------------------- -------------------------------
Israel Nekritz                                              $1,125                                   14,062.5
----------------------------------------------------------- ---------------------------------------- -------------------------------
Tammy Newman                                                $2,250                                   28,125
----------------------------------------------------------- ---------------------------------------- -------------------------------
Pequot Navigator Offshore Fund, Inc.                        $135,000                                 1,687,500
----------------------------------------------------------- ---------------------------------------- -------------------------------
Pequot Navigator Onshore Fund, LP                           $78,750                                  984,375
----------------------------------------------------------- ---------------------------------------- -------------------------------
Pequot Scout Fund, LP                                       $236,250                                 2,953,125
----------------------------------------------------------- ---------------------------------------- -------------------------------
Piers Playfair                                              $5,625                                   70,312.5
----------------------------------------------------------- ---------------------------------------- -------------------------------
William J. Ritger                                           $22,500                                  281,250
----------------------------------------------------------- ---------------------------------------- -------------------------------
Orion Biomedical Fund, LP                                   $92,418.75                               1,155,234.38
----------------------------------------------------------- ---------------------------------------- -------------------------------
Orion Biomedical Offshore Fund, LP                          $20,081.25                               251,015.63
----------------------------------------------------------- ---------------------------------------- -------------------------------
Reuven Y. Rosenberg                                         $56,250                                  703,125
----------------------------------------------------------- ---------------------------------------- -------------------------------
Joan Schapiro                                               $5,625                                   70,312.5
----------------------------------------------------------- ---------------------------------------- -------------------------------
Rock Associates                                             $5,625                                   70,312.5
----------------------------------------------------------- ---------------------------------------- -------------------------------
Alexander Scharf                                            $5,625                                   70,312.5
----------------------------------------------------------- ---------------------------------------- -------------------------------
David Scharf                                                $6,750                                   84,375
----------------------------------------------------------- ---------------------------------------- -------------------------------
Abraham Schwartz                                            $3,375                                   42,187.5
----------------------------------------------------------- ---------------------------------------- -------------------------------
Rivie Schwebel                                              $5,625                                   70,312.5
----------------------------------------------------------- ---------------------------------------- -------------------------------
Morton Seelenfreund IRA                                     $22,500                                  281,250
----------------------------------------------------------- ---------------------------------------- -------------------------------
Sherleigh Associates Inc. Profit Sharing Plan               $112,500                                 1,406,250
----------------------------------------------------------- ---------------------------------------- -------------------------------
Terrapin Partners                                           $112,500                                 1,406,250
----------------------------------------------------------- ---------------------------------------- -------------------------------

----------------------------------------------------------- ---------------------------------------- -------------------------------
Stanley B. Stern                                            $2,250                                   28,125
----------------------------------------------------------- ---------------------------------------- -------------------------------
David Stone                                                 $56,250                                  703,125
----------------------------------------------------------- ---------------------------------------- -------------------------------
Richard B. Stone                                            $2,250                                   28,125
----------------------------------------------------------- ---------------------------------------- -------------------------------
Peter Sugarman                                              $45,000                                  562,500
----------------------------------------------------------- ---------------------------------------- -------------------------------
Langley Partners, L.P.                                      $45,000                                  562,500
----------------------------------------------------------- ---------------------------------------- -------------------------------
Ellis International Ltd.                                    $56,250                                  703,125
----------------------------------------------------------- ---------------------------------------- -------------------------------
Fred Weber & Chaya Weber JT Ten                             $4,500                                   56,250
----------------------------------------------------------- ---------------------------------------- -------------------------------
George Weinberger                                           $22,500                                  281,250
----------------------------------------------------------- ---------------------------------------- -------------------------------
Congregation Mishkan Sholom                                 $33,750                                  421,875
----------------------------------------------------------- ---------------------------------------- -------------------------------
North Sound Legacy Fund LLC                                 $10,125                                  126,562.5
----------------------------------------------------------- ---------------------------------------- -------------------------------
North Sound Legacy Institutional Fund LLC                   $102,375                                 1,279,687.5
----------------------------------------------------------- ---------------------------------------- -------------------------------
North Sound Legacy International Ltd.                       $112,500                                 1,406,250
----------------------------------------------------------- ---------------------------------------- -------------------------------
East Hudson Inc. (BVI)                                      $13,275                                  165,937.5
----------------------------------------------------------- ---------------------------------------- -------------------------------
The Conus Fund (QP), LP                                     $11,025                                  137,812.5
----------------------------------------------------------- ---------------------------------------- -------------------------------
The Conus Fund Offshore Ltd.                                $9,675                                   120,937.5
----------------------------------------------------------- ---------------------------------------- -------------------------------
The Conus Fund, LP                                          $78,525                                  981,562.5
----------------------------------------------------------- ---------------------------------------- -------------------------------
Bull & Co.                                                  $14,625                                  182,812.5
----------------------------------------------------------- ---------------------------------------- -------------------------------
Albert L. Zesiger                                           $11,250                                  140,625
----------------------------------------------------------- ---------------------------------------- -------------------------------
Cudd & Co.                                                  $16,650                                  208,125
----------------------------------------------------------- ---------------------------------------- -------------------------------
Barrie Ramsay Zesiger                                       $11,250                                  140,625
----------------------------------------------------------- ---------------------------------------- -------------------------------
City of Milford Pension & Retirement Fund                   $155,250                                 1,940,625
----------------------------------------------------------- ---------------------------------------- -------------------------------
City of Stamford Firemen's Pension Fund                     $74,250                                  928,125
----------------------------------------------------------- ---------------------------------------- -------------------------------
Domenic J. Mizio                                            $22,500                                  281,250
----------------------------------------------------------- ---------------------------------------- -------------------------------
Francois deMenil                                            $15,750                                  196,875
----------------------------------------------------------- ---------------------------------------- -------------------------------
HBL Charitable Unitrust                                     $14,625                                  182,812.5
----------------------------------------------------------- ---------------------------------------- -------------------------------
Cudd & Co.                                                  $18,000                                  225,000
----------------------------------------------------------- ---------------------------------------- -------------------------------
James F. Cleary                                             $2,250                                   28,125
----------------------------------------------------------- ---------------------------------------- -------------------------------
Jeanne L. Morency                                           $11,250                                  140,625
----------------------------------------------------------- ---------------------------------------- -------------------------------
John J. & Catherine H. Kayola                               $1,800                                   22,500
----------------------------------------------------------- ---------------------------------------- -------------------------------
Hare & Co.                                                  $15,750                                  196,875
----------------------------------------------------------- ---------------------------------------- -------------------------------
Meehan Foundation                                           $14,625                                  182,812.5
----------------------------------------------------------- ---------------------------------------- -------------------------------
Morgan  Trust Co. of the  Bahamas  Ltd.  As  Trustee  U/A/D $48,375                                  604,687.5
11/30/93
----------------------------------------------------------- ---------------------------------------- -------------------------------
Murray Capital, LLC                                         $18,000                                  225,000
----------------------------------------------------------- ---------------------------------------- -------------------------------
Huland & Co.                                                $42,750                                  534,375
----------------------------------------------------------- ---------------------------------------- -------------------------------
Huland & Co.                                                $7,875                                   98,437.5
----------------------------------------------------------- ---------------------------------------- -------------------------------
Huland & Co.                                                $33,750                                  421,875
----------------------------------------------------------- ---------------------------------------- -------------------------------
Peter Looram                                                $6,750                                   84,375
----------------------------------------------------------- ---------------------------------------- -------------------------------
Psychology Associates                                       $4,500                                   56,250
----------------------------------------------------------- ---------------------------------------- -------------------------------
Mellon Bank NA, Custodian for PERSI-Zesiger Capital         $270,000                                 3,375,000
----------------------------------------------------------- ---------------------------------------- -------------------------------
Robert K. Winters                                           $675                                     8,437.5
----------------------------------------------------------- ---------------------------------------- -------------------------------
Susan Uris Halpern                                          $30,375                                  379,687.5
----------------------------------------------------------- ---------------------------------------- -------------------------------
Theeuwes Family Trust, Felix Theeuwes, Trustee              $14,625                                  182,812.5
----------------------------------------------------------- ---------------------------------------- -------------------------------
William B. Lazar                                            $11,250                                  140,625
----------------------------------------------------------- ---------------------------------------- -------------------------------
Wolfson Investment Partners, LP                             $11,250                                  140,625
----------------------------------------------------------- ---------------------------------------- -------------------------------
Zinc Partners II, LP                                        $505.80                                  6,322.5
----------------------------------------------------------- ---------------------------------------- -------------------------------
Zinc Partners Offshore, Ltd.                                $37,521                                  469,012.5
----------------------------------------------------------- ---------------------------------------- -------------------------------
Zinc Partners, LP                                           $40,723.20                               509,040
----------------------------------------------------------- ---------------------------------------- -------------------------------

         We received gross proceeds of $6,500,000 from the issuance of the Secured Bridge Notes. We applied a portion of these proceeds to repay in full all of our outstanding Class E notes (approximately $2,140,000 of principal and interest, including approximately $1,575,000 repaid to Gibralt US, Inc., an affiliate of Samuel Belzberg, a director of the Company) and to acquire additional intellectual property rights related to our EVLT(R) product line ($2,000,000). We also paid fees incurred by legal counsel to the investors (approximately $100,000) and reimbursable expenses incurred by our placement agent (approximately $14,000). We intend to use the balance of these proceeds for general working capital purposes.

         Issuance of Warrants to Placement Agent. As part of the compensation payable to our placement agent, Sunrise Securities Corp., in connection with our Equity Financing, on September 3, 2003, we issued warrants to purchase up to a total of 40,879,063 shares of common stock to our placement agent. The warrants may be exercised for a five-year period beginning when our stockholders have approved the issuance of shares of our common stock underlying these warrants and those shares have been listed for trading on the AMEX. The following table sets forth the respective exercise prices of these warrants

             Number of Shares of               Exercise Price
           Common Stock Purchasable
                  17,541,563                       $0.001
                  6,187,500                         $0.08
                  17,150,000                        $0.10

         August 2003 Exchanges of Preferred Shares. Pursuant to the stipulation of settlement that we reached in the Augenbaum litigation (described under Item 1, Legal Proceedings, above), we entered into exchange agreements with the holders of the outstanding shares of our Class C Convertible Preferred Stock (the "Class C Stock") and Class D Convertible Preferred Stock (the "Class D Stock"). Upon entering into the exchange agreements, on August 22, 2003, the holders of the Class C Stock exchanged their Class C Stock for 20 shares of Class E Stock, on a share-for-share basis. Similarly, upon execution of the exchange agreements, the holders of the 24 outstanding Class D Stock exchanged their Class D Stock for shares of Class F Stock, on a share-for-share basis. Following these exchanges, we eliminated all Class C Stock and all Class D Stock.
         Shares of the Class E and Class F Stock are preferred in liquidation to the extent that, before any distribution of assets can be made to the holders of the common stock, there will be distributed pro rata to the holders of the issued and outstanding shares of Class E Stock and Class F Stock the amount of $108,469 as to each outstanding share of Class E Stock and $10,072 per share as to each outstanding share of Class F Stock. The holders of the common stock then share in the remainder of net liquidation of proceeds. The aggregate liquidation preference of the Class E Stock is $2,169,380 and the aggregate liquidation preference of the Class F Stock is $241,728.

         The holders of the Class E Stock are entitled to cash dividends and distributions when and as declared by the board of directors, pari passu with the holders of our common stock with the dividend amount on each share of Class E Stock being 1,355,862 times the dividend or distribution to be paid on each share of common stock. The holders of the Class F Stock are entitled to cash dividends and distributions when and as declared by the board of directors, pari passu with the holders of our common stock with the dividend amount on each share of Class F Stock being 125,898 times the dividend or distribution to be paid on each share of common stock.

         The exchange agreements also gave both the Company and the holders of the Class E Stock and the Class F Stock rights to exchange those preferred shares for shares of our common stock, as long as our stockholders approve the issuance of the shares of our common stock underlying the preferred shares and the AMEX approves the listing of these shares of common stock. Specifically, if the stockholders approve the common stock issuance and the AMEX lists these the shares of common stock, then the holders of the Class E Stock have the right to sell to us, and we have the right to purchase from them, each outstanding share of Class E Stock in exchange for 1,355,862 shares of our common stock per share of Class E Stock. Similarly, the holders of the Class F Stock have the right to sell to us, and we have the right to purchase from them, each outstanding share of Class F Stock in exchange for 125,898 shares of our common stock per share of Class F Stock. The exchange agreements also provided that, should any sale, lease, exchange or other disposition of all or substantially all of our assets occur while shares of Class E Stock and Class F Stock are outstanding, each holder of the Class E Stock has the right to sell to us all shares of Class E Stock held in exchange for 1,355,862 shares of common stock per share of Class E Stock. Similarly, each holder of the Class F Stock has the right to sell to us all shares of Class F Stock held in exchange for 125,898 shares of common stock per share of Class F Stock.

         The board of directors determined that the terms of the exchange agreements were appropriate in order to provide the former holders of the Class C Stock and the Class D Stock with the economic equivalence of the conversion rights they held in conjunction with the Class C Stock and Class D Stock. Upon exchange of all Class E Stock, the former holders of the Class C Stock will receive 27,117,240 shares of our common stock, or the same number of shares of our common stock we were obligated to issue to them upon conversion of the Class C Stock. Upon exchange of all shares of the Class F Stock, the former holders of the Class D Stock will receive 3,021,552 shares of common stock, or the same number of shares of our common stock that we were obligated to issue to them upon conversion of the Class D Stock.

         Shares to Be Issued to Former Investment Advisor. Under a December 2001 agreement between the Company and Verus Support Services, Inc., the holder of greater than 5% of the Company's common stock, we engaged Verus as our financial advisor for the period ended August 31, 2003. Under that agreement, we were to pay Verus $15,000 per month for these services. We ceased making the $15,000 monthly payments to Verus beginning August 2002. On September 30, 2003, we entered into an agreement with Verus pursuant to which we are to issue to Verus a total of 500,000 shares of common stock in lieu of the monthly payments that we did not pay to Verus. The issuance of these shares is contingent on the completion of the Equity Financing, and we are to issue these shares to Verus within three days after we complete the Equity Financing.

         Other. During the third quarter of 2003, the Company issued options to purchase options to purchase up to 1,000,000 shares of common stock at a purchase price of $0.08 per share to Robert I. Min, M.D. in connection with our September 3, 2003 purchase of Dr. Min's rights to the EVLT(R) Patents described in Part I of this Quarterly Report, and options to purchase up to 900 shares of its common stock at a purchase price of $0.44 per share to Dr. Min and Dr. Steven Zimmet for contributing services performed for us.

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

Item 6.  Exhibits and Reports on Form 8-K

         (a)     Exhibits

         10.1 Securities Purchase Agreement and other documents relating to Equity Financing Transaction (filed with the Company's Current Report on SEC Form 8-K filed September 10, 2003)

         10.2 Purchase Agreement and License Agreement relating to acquisition of exclusive rights to EVLT Patent (filed with the Company's Current Report on SEC Form 8-K filed September 10, 2003)

         10.3 Letter Agreement between the Company and Gibralt US, Inc., dated as of August 21, 2003, regarding certain understandings with respect to the Class E Stock and the Class F Stock

         10.4 Exchange Agreement among the Company and the holders of the Class C Stock, dated as of August 22, 2003, providing for the exchange of the Class C Stock for shares of Class E Stock and the further exchange of the Class E Stock for common stock

         10.5 Exchange Agreement among the Company and the holders of the Class C Stock, dated as of August 22, 2003, providing for the exchange of the Class C Stock for shares of Class E Stock and the further exchange of the Class E Stock for common stock

         10.6 Letter Agreement between the Company and Verus Support Services, Inc., dated as of September 30, 2003, providing for the issuance of 500,000 shares of common stock in lieu of cash payment for fees payable by Company

         10.7 Amendment to Engagement Letter with Placement Agent, dated as of September 3, 2003, providing for the issuance of 40,879,063 common stock purchase warrants to the placement agent.

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

         On September 10, 2003, the Company filed a Form 8-K in connection with its September 2, 2003 equity financing transaction in which 119 accredited investors agreed to purchase 254,437,500 shares of common stock for an aggregate purchase price of $23,200,000

             On September 10, 2003, the Company filed a Form 8-K in connection with its September 3, 2003 acquisition of the exclusive rights to U.S. Patent No. 6,398,777 and related foreign patents for endovenous laser treatment of varicose veins, which patents relate to the technology underlying the Company's EVLT(R) product.

         On August 6, 2003, the Company filed a Form 8-K disclosing that it had entered into a stipulation of settlement in connection with the Augenbaum class action litigation filed against the Company on July 28, 2003.

         On July 29, 2003, the Company filed a Form 8-K disclosing the Augenbaum class action litigation filed against the Company on July 28, 2003.

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

                Diomed Holdings, Inc.
                (Registrant)

                By: /s/ JAMES A. WYLIE, JR.
                ----------------------------------------
                Name:  James A. Wylie, Jr.
                Title: President and Chief Executive Officer,
                Director

                Date: November 7, 2003

                By: /s/  DAVID B. SWANK
                ----------------------------------------
                Name: David B. Swank
                Title: Chief Financial Officer

                Date:  November 7, 2003