Form 10KSB
period 2003-12-31
DIOMED HOLDINGS INC
filed 2004-03-30
CIK 1074874

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB


(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________________ TO _______________ .


COMMISSION FILE NUMBER [000-_________]


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


                                 NOT APPLICABLE.
                   (Former name if changed since last report)


      Securities registered pursuant to Section 12(b) of the Exchange Act:

                    COMMON STOCK, PAR VALUE $0.001 PER SHARE


                   Name of each exchange on which registered:
                             AMERICAN STOCK EXCHANGE


    Securities registered pursuant to Section 12(g) of the Exchange Act: NONE


      Check  whether  the Issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [__]

      State issuer's revenues for its most recent fiscal year: REVENUES FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003 WERE $9,199,000.

      State the aggregate market value held by nonaffiliates of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days (see definition of affiliate in Rule 12b-2 of the Exchange Act).

      THE AGGREGATE MARKET VALUE OF THE VOTING COMMON STOCK, PAR VALUE $.001 PER SHARE, HELD BY NONAFFILIATES OF THE REGISTRANT AS OF MARCH 22, 2004 WAS APPROXIMATELY $37,867,978 (BASED ON A TOTAL OF 210,377,654 SHARES OF COMMON STOCK HELD BY NONAFFILIATES AND THE CLOSING PRICE OF $0.18 PER SHARE ON THE AMERICAN STOCK EXCHANGE ON MARCH 22, 2004).

     (ISSUERS INVOLVED IN BAKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

                                 NOT APPLICABLE

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [_] No [_]

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

      331,377,654 SHARES OF COMMON STOCK, PAR VALUE $0.001 PER SHARE,
                   WERE OUTSTANDING AS OF MARCH 22, 2004
      (INCLUDING APPROXIMATELY 121,000,000 SHARES HELD BY AFFILIATES).

                    DOCUMENTS INCORPROATED BY REFERENCE

      If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to the securityholders; (2) any proxy or information statement, and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act" The listed documents should be clearly described for identification purpose (e.g., annual report to securityholders for fiscal year ended December 24, 1990).

                                 NOT APPLICABLE

            Transitional Small Business Disclosure Forms (Check One):

                                 Yes [_] No [_]

                                     PART I

      In this Annual Report, the terms "Company" and "Diomed Holdings" both refer to Diomed Holdings, Inc. The term "Diomed" refers to the Company's principal subsidiary, Diomed, Inc. and its consolidated subsidiaries. We use the terms "we," "our," and "us" when we do not need to distinguish among these entities or their predecessors or when any distinction is clear from the context.


ITEM 1. DESCRIPTION OF BUSINESS.

OVERVIEW OF DIOMED INC.'S BUSINESS

We carry on our business primarily through Diomed Holdings' wholly-owned subsidiaries, Diomed, Inc. and, to a lesser extent, Diomed, Ltd.

We specialize in developing and commercializing laser and related disposable product technologies used in minimally invasive medical procedures. Minimally invasive medical procedures typically result in reduced pain and scarring, shorter recovery periods and increased effectiveness compared to traditional surgical procedures. Most of the pain associated with traditional surgical procedures results from the slicing of the layers of skin and muscle tissue, which can be significantly diminished or eliminated with minimally invasive procedures.

In developing and marketing our clinical solutions, we use proprietary technology and aim to secure strong commercial advantages over our competitors by gaining governmental approvals in advance of others, building strong intellectual property positions and obtaining exclusive commercial arrangements. To participate in the minimally invasive medical procedure industry, we seek to develop medical applications for our laser technology, to incorporate disposable products into these applications and to market our products to physicians who perform medical procedures using our products and the techniques that we develop and/or acquire. To optimize our revenues, we focus on clinical procedures that generate revenues from the sale of both capital equipment, such as lasers, and disposable products, such as kits and optical fibers.

Our high power semiconductor diode lasers combine clinical efficacy, operational efficiency and cost effectiveness in a versatile, compact, lightweight, easy-to-use and easy-to-maintain system. Using our proprietary technology, including our exclusive rights to U.S. Patent No. 6,398,777 and related foreign patents for the endovenous laser treatment of varicose veins, we currently focus on endovenous laser treatment (our EVLT(R) product line) for use in varicose vein treatments, photodynamic therapy (our PDT product line) for use in cancer treatments, and other clinical applications.

During 2003, we generated approximately 63% of our revenues from sales of laser devices and systems and approximately 37% of our revenues from disposable items, such as fibers, and other accessories and services. In 2002, we generated approximately 62% of our revenuesfrom sales of laser devices and systems and 38% of our revenues from disposable items. Historically, the majority of our revenues were generated from sales outside the United States (mostly in the United Kingdom and elsewhere in Europe, as well as in the Asia-Pacific region). In 2003, we generated approximately 38% of our sales revenue overseas, as compared to 45% in 2002 and 51% in 2001. We expect this trend to continue. This shift occurred largely when we began marketing our EVLT(R) product line in the US in January 2002, upon our receipt of US Food and Drug Administration clearance. The US represents the single largest market for EVLT(R).

Diomed, Inc. was incorporated on December 24, 1997 in the State of Delaware. On June 23, 1998, Diomed, Inc. succeeded to the business of Diomed, Ltd., a company formed under the laws of the United Kingdom in 1991. It did so by offering to issue shares of Diomed, Inc. on a one-to-one exchange to the holders of the shares of Diomed, Ltd. As a result of the exchange, Diomed, Inc. became the owner of 100% of the outstanding shares of Diomed, Ltd., and Diomed, Ltd. became a wholly-owned subsidiary of Diomed, Inc. Diomed, Ltd. continues to operate in the United Kingdom. Its chief activities are product development, manufacturing and international sales and marketing. Also, on June 23, 1998, we acquired the business of Laserlite LLC, a US-based distributor of aesthetic laser systems, by issuing Diomed, Inc. shares in exchange for the outstanding membership interests of Laserlite. We withdrew from the aesthetic laser market in 2001, when we abandoned our Laserlite business, and we subsequently migrated to our current laser platform.

Since our inception in 1991 in Cambridge, England, we have focused on the development of medical diode lasers. Our patented technology is capable of bending light from many diodes simultaneously and concentrating them into a very small opening, such as a small optic fiber. Our proprietary diode laser technology has made it possible to simplify and minimize certain medical procedures. Utilizing our core competency in diode light sources and optical fibers, we pioneered the development of diode lasers for medical applications, first with photodynamic therapy and later with EVLT(R).

Our management team focuses on developing and marketing solutions that address serious medical problems that have significant potential markets. This determination is based upon the number of procedures that may be conducted in a market during a three-to-five year period and the revenue we project we may receive for this type of procedure. Currently, EVLT(R) applications fall within this guideline, and we believe that photodynamic therapy may have the potential to do so as well at some time in the future.

OVERVIEW OF DIOMED HOLDINGS, INC.'S HISTORICAL BUSINESS

Diomed, Inc. is now a subsidiary of Diomed Holdings, Inc., a corporation originally formed under the laws of the State of Nevada on March 3, 1998 under the name Natexco Corporation. On February 11, 2002, we changed our name from Natexco Corporation to Diomed Holdings, Inc. On February 14, 2002, Diomed Holdings, Inc. acquired Diomed, Inc. pursuant to the terms of an Agreement and Plan of Merger, which we refer to as the "Merger Agreement." We refer to the merger that occurred on February 14, 2002 under the Merger Agreement as the "Merger." As a result of the Merger, Diomed, Inc. became a wholly-owned subsidiary of Diomed Holdings, Inc., and the business of Diomed Holdings, Inc. now is principally the business of Diomed, Inc. Accordingly, except for this section or as otherwise indicated, the discussion of our business relates to Diomed, Inc.'s business. For details, see "Diomed Merger and Private Placement of Common Stock - February 14, 2002," below.

MIGRATORY MERGER

In April 2002, our board of directors determined that it was in our best interests and the best interests of the stockholders to change our state of incorporation from Nevada to Delaware. On May 13, 2002, after obtaining stockholder approval, the reincorporation was effected by a merger transaction (which we refer to as the "migratory merger"). As a result of the migratory merger, each share of common stock of Diomed Holdings, Inc. (Nevada) outstanding as of the date of the consummation of the migratory merger was converted into one share of common stock of Diomed Holdings, Inc. (Delaware) and each share of Class A Stock of Diomed Holdings, Inc. (Nevada) was converted into four shares of Class A Stock of Diomed Holdings, Inc. (Delaware). The rights and privileges of the common stock and the Class A Stock of Diomed Holdings, Inc., Inc. (Delaware) are virtually identical to those of the common stock and Class A Stock of Diomed Holdings, Inc. (Nevada), other than a one for four exchange of shares of Class A Stock of Diomed Holdings, Inc. (Nevada) for shares of Class A Stock of Diomed Holdings, Inc. (Delaware), and a reduction in the number of votes from four votes per share for Class A Stock of Diomed Holdings, Inc.
(Nevada) to one vote per share for Class A Stock of Diomed Holdings, Inc. (Delaware). For details, see "Migratory Merger - May 13, 2002," below.

                              RECENT DEVELOPMENTS

EQUITY FINANCING

On September 2, 2003, we entered into a private placement equity financing transaction with accredited investors who agreed to purchase common stock for an aggregate purchase price of $23,200,000. The terms of this transaction provided that the equity financing would occur at two closings. The first closing occurred on September 3, 2003. At that time, the investors funded $6,500,000 in cash in exchange for $6,500,000 principal amount of secured convertible bridge notes. The second closing occurred on November 25, 2003. At the second closing, the $6,500,000 principal amount of notes was converted into a total of 81,250,000 shares of our common stock at a conversion price of $0.08 per share. The investors invested the remaining $16,700,000 of the equity financing at the second closing in exchange for common stock at a purchase price of $0.10 per share.

The investors who participated in the first closing of the equity financing included the four holders of our $2,000,000 principal amount of Class E Secured Notes due 2006, which we issued in connection with a bridge financing transaction in December 2002. At the first closing, these noteholders invested an aggregate of $2,000,000. These noteholders were (i) Gibralt US, Inc., an affiliate of one of our former directors, Samuel Belzberg, which held $1,500,000 of the Class E Notes and purchased $1,500,000 of the secured bridge notes, (ii) Morris Belzberg, a cousin of Samuel Belzberg, who held $300,000 of the Class E Notes and purchased $300,000 of the secured bridge notes, (iii) Charles Diamond, who held $100,000 of the Class E Notes and purchased $100,000 of the secured bridge notes and (iv) Steven Schraiberg, who held $100,000 of the Class E Notes and purchased $100,000 of the secured bridge notes. At the time of the first closing, we repaid all of the Class E Notes.

Of the $16,700,000 invested at the second closing of the equity financing, $15,500,000 was paid by the investors in cash. We also converted our Class D Secured Notes due 2004, which we issued in connection with a bridge financing transaction in May 2003, for the remaining $1,200,000 of common stock. The holders of the Class D Notes were, at the time of the May 2003 bridge financing, directors, or affiliates of directors. These three Class D holders are Gibralt US, Inc., which is an affiliate of Samuel Belzberg (the holder of $1,100,000 in principal amount of Class D Notes); James A. Wylie, Jr. (the holder of $50,000 in principal amount of Class D Notes); and Peter Norris (the holder of $50,000 principal amount of Class D Notes). We issued a total of 256,498,012 shares of common stock to the 119 investors (including the placement agent and the holders of the Class D Notes) on November 25, 2003 at the final closing of the equity financing, including 12,482,335 shares that we issued on conversion of the Class D Notes.

On December 18, 2003, pursuant to the terms of the equity financing escrow agreement, we issued an additional 347,567 shares of common stock to those investors who paid cash for their shares at the final closing of the equity financing as interest on their funds while held in escrow. We received approximately $35,000 in interest from the escrow agent on December 18, 2003, and we then issued the additional shares to the investors at a price of $0.10 per share.

In connection with the equity financing, we engaged Sunrise Securities Corp., a registered broker-dealer, to act as our placement agent. We issued warrants to purchase 40,879,063 shares of common stock to our placement agent as part of its compensation for its services. Of the warrants issued to the placement agent, 17,150,000 are exercisable at $0.10 per share, 6,187,500 are exercisable at $0.08 per share and 17,541,563 are exercisable at $0.001 per share. The warrants expire November 25, 2008. The exercise prices of these warrants is substantially below the market price of our common stock at the time of issuance, which was $0.34 on September 3, 2003.

The placement agent also participated as an investor in the equity financing by reinvesting $495,000 of its fee (that would have otherwise been paid in cash) at the first closing of the equity financing in exchange for notes which were converted into 6,187,500 shares of common stock at the second closing. These notes are in addition to the notes we issued to the investors who loaned $6,500,000 to us at the first closing of the equity financing. Accordingly, an aggregate of $6,995,000 principal amount of notes was converted into a total of 87,437,500 shares of common stock at the second closing of the equity financing on November 25, 2003. Accrued interest, in the amount of $130,573 on the $6,995,000 in notes was also converted into common stock at the final closing of the equity financing at a conversion price of $0.08 per share, and accordingly, we issued 1,632,177 shares of common stock upon conversion of this accrued interest.

Some of the warrants we issued on September 3, 2003 have already been exercised. Specifically, a total of 11,010,057 of the warrants with an exercise price of $0.001 per share had been exercised as of December 31, 2003, and we issued a total of 10,977,676 shares of common stock in that connection. As of March 22, 2004, a total of 14,751,653 of the warrants had been exercised, and we issued a total of 14,127,534 shares of common stock in that connection. Because these holders used the cashless exercise feature of the warrants, they did not have to pay us the exercise price in cash and we issued fewer shares of common stock than the total number of warrants exercised.

We issued those warrants with an exercise price of $0.001 instead of paying in cash fees that the placement agent earned under our agreement with the placement agent. These cash fees would have been $1,550,000, and we and the placement agent determined that the number of warrants issued at $0.001 approximated the value of this cash fee at the time the equity financing terms were finalized on September 2, 2003. We issued the warrants with exercise prices of $0.08 and $0.10 per share because our agreement with the placement agent provided that we would issue warrants equal to 10% of the investment made by the new investors in the equity financing. The exercise prices reflect the underlying amounts invested and prices paid by the investors for common stock at each of the two stages of the equity financing.

In connection with the equity financing, we, Gibralt US, Inc. and those investors who elected to become parties to a stockholders' agreement have agreed to certain provisions regarding our board of directors. Investors holding approximately 80% of the shares we issued in the equity financing (including Gibralt US, which is controlled by Samuel Belzberg, then one of our directors) opted to become parties to the stockholders' agreement. That agreement contains provisions regarding our board of directors. We agreed to use our best efforts to cause the size of the board to be increased to nine directors after completing the equity financing, and to cause to be nominated for election to the board three persons selected by those investors who are parties to the stockholders' agreement. See "Appointment of Three New Directors," below. The agreement with regard to the nomination of directors terminates when the investors who are parties to the stockholders' agreement cease to beneficially own more than 50% of the investors' shares that are subject to the agreement. Gibralt US also agreed to vote its voting securities in favor of the election of the investors' three designees during the first three years after the completion of the equity financing.

The terms of the equity financing also permit us to commence an offering for a total of 29,711,749 shares to the holders of record of our common stock as of August 29, 2003 who may purchase from Diomed one share of Diomed common stock for each share of common stock held on August 29, 2003, at a purchase price of $0.10 per share. The offering period is 45 days, commencing on March 3, 2004 and ending at 5:00 p.m. EST on April 16, 2004, unless Diomed elects to extend the offering period.

ANNUAL MEETING OF STOCKHOLDERS ON NOVEMBER 25, 2003

On November 25, 2003, we held our annual meeting of stockholders. In addition to other matters, our stockholders approved:

      - an amendment to our Certificate of Incorporation to increase the number of authorized shares of common stock to 500,000,000;

      - the issuance of up to 298,500,000 shares of common stock to investors in the equity financing;

      - the issuance of 30,138,792 shares of common stock in exchange for preferred stock we issued to Gibralt US, Inc. and the other parties that provided bridge financing to us in December 2002 and May 2003;

      - an offering pursuant to which we will solicit from each holder of record of common stock as of August 29, 2003 an offer to purchase, at a price of $0.10 per share, that number of shares of common stock that is equal to the number of shares held by the holder as of August 29, 2003; and

      - an amendment to the Certificate of Incorporation increasing the maximum size of the board of directors to nine members.

For details regarding these votes, see Item 4, "Submission of Matters to a Vote of Securities Holders."

ACQUISITION OF EXCLUSIVE EVLT(R) PATENT RIGHTS

On September 3, 2003, we acquired exclusive rights to US Patent No. 6,398,777 and related foreign patents and patent applications for endovenous laser treatment of varicose veins. These patents relate to the technology underlying our EVLT(R) procedure. This acquisition resulted from two transactions.

In the first transaction, we purchased the interest in the EVLT(R) patent owned by one of its five named inventors, Dr. Robert J. Min. This transaction was completed under a purchase agreement between us and Dr. Min entered into on July 23, 2003, after the satisfaction of the conditions precedent to the closing of the purchase agreement. On September 3, 2003, we paid the purchase price of $500,000 in cash and options to purchase 1,000,000 shares of our common stock in exchange for Dr. Min's assignment to us of his interest in the EVLT(R) patent. We have also agreed to pay to Dr. Min variable payments based on our sales of EVLT(R) products. Dr. Min had previously licensed the EVLT(R) patent to us and had served as a consultant to Diomed. Dr. Min's consulting agreement with Diomed was amended to reflect the changes in the relationship between him and Diomed as a result of Diomed's acquisition of the EVLT(R) patent rights. Dr. Min will continue to act as a consultant to Diomed under the revised consulting agreement.

In the second transaction, we licensed, on an exclusive basis, the EVLT(R) patent from Endolaser Associates, LLC, the assignee of interest in the EVLT(R) patent from the other four named inventors. This transaction was completed under a license agreement between us and Endolaser Associates entered into on July 11, 2003, after the satisfaction of the conditions precedent to the taking effect of the license agreement. On September 3, 2003, we paid Endolaser Associates $1,500,000 in cash in exchange for the exclusive license granted by Endolaser Associates. We are to make additional payments totaling $2,500,000 in 10 quarterly installments of $250,000 each, commencing in the fourth quarter of 2003. We have agreed to pay Endolaser Associates royalties based on our sales of EVLT(R) products.

APPOINTMENT OF CHIEF FINANCIAL OFFICER

Effective September 1, 2003, we appointed David B. Swank as our Chief Financial Officer. Mr. Swank had since March 2003 been one of our directors and Chairman of the board's Audit Committee. Gary Brooks, previously a member of the Audit Committee, became chairman of the Audit Committee when Mr. Swank was appointed Chief Financial Officer and accordingly stepped down from the Audit Committee. Mr. Swank's biographical information is included under Item 9, "Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act."

LITIGATION AGAINST VASCULAR SOLUTIONS, INC.

On December 12, 2003, we filed a lawsuit in the United States Federal District Court for the District of Massachusetts seeking injunctive and other relief against Vascular Solutions, Inc. and one of its executives. We allege, among other things, that Vascular Solutions and the executive misappropriated our trade secrets and then improperly used that information to develop and market laser accessory products. We also seek to redress what we allege to be the willful and deceptive manner in which Vascular Solutions has been marketing its laser accessory products by, among other things:

      -     infringing our registered EVLT(R)mark;

      - marketing Vascular Solutions' products in a way designed to confuse consumers as to the source and origin of its products;

      -     making false and defamatory statements about us and our products;

      - tortiously interfering with our existing and prospective customer relationships; and

      - tortiously interfering with agreements previously entered into by the executive and us that prohibit the executive from disclosing our confidential information to Vascular Solutions or any other third party.

On March 4, 2004, we filed a second lawsuit in the United States Federal District Court for the District of Massachusetts against Vascular Solutions, seeking injunctive relief and damages for infringement of our US Patent Number 6,398,777 covering the endovascular laser treatment of varicose veins which we use in our EVLT(R) product line.

Vascular Solutions has generally denied our allegations in both lawsuits.

LITIGATION AGAINST ANGIODYNAMICS, INC.

On January 6, 2004,  we filed a lawsuit in the United  States  Federal  District
Court  for  the  District  of  Massachusetts  against  AngioDynamics,   Inc.,  a
subsidiary of E-Z-EM, Inc., seeking injunctive relief and damages for infringement of our US Patent Number 6,398,777 covering the endovascular laser treatment of varicose veins which we use in our EVLT(R) product line, the exclusive rights to which we acquired on September 3, 2003. AngioDynamics has generally denied our allegations. E-Z-EM Inc., the parent company of AngioDynamics, has stated in a press release that it has obtained a written opinion of non-infringement from its outside patent counsel. AngioDynamics has sought a declaratory judgment to invalidate the EVLT(R) patent. We are proceeding to the discovery phase of this litigation.

APPOINTMENT OF THREE NEW DIRECTORS

Pursuant to the stockholders' agreement that we entered into with certain of the investors in the equity financing, these investors have the right to designate three persons for nomination to the board of directors. In January 2004, these investors designated to us two of these persons, Sidney Braginsky and Edwin Snape, Ph.D., for nomination. On January 20, 2004, the board of directors elected Mr. Braginsky and Dr. Snape to the board. At that time, Mr. Braginsky joined the board's Audit Committee and Dr. Snape joined the board's Compensation Committee. In February 2004, these investors designated to us the third of these persons, Joseph Harris, for nomination. Effective February 23, 2004, Samuel Belzberg resigned as a director. On February 24, 2004, the board of directors elected Mr. Harris to the board. At that time, Mr. Harris became Audit Committee Chairman and Mr. Brooks, the previous Audit Committee Chairman, will continue to serve as a member of the Audit Committee. Biographical information regarding Mr. Braginsky, Dr. Snape and Mr. Harris is included under "Management," below.

EVLT(R) APPROVED BY NATIONAL INSTITUTE FOR CLINICAL EXCELLENCE IN UK

In March 2004, our EVLT(R) treatment for varicose veins was approved by the National Institute for Clinical Excellence in London ("NICE"). NICE has issued a guidance document for users and patients indicating that "the procedure is safe enough and works well enough for use in the National Health Service." We understand that the NICE guidance document is based on a long and thorough evaluation of the safety and efficacy of EVLT(R) clinical data spanning more than three years of patient evaluation. We estimate that more than 5,000,000 people in the UK suffer from venous insufficiency. We expect to see widespread adoption of the EVLT(R) procedure in the UK now that reimbursement for the procedure in public hospital settings is likely.

                                BUSINESS STRATEGY

Our basic business strategy is to offer an integrated clinical solution with two key components: a laser and a disposable procedure kit or fiber. In addition, we sell lasers and optical fiber for a variety of medical applications directly to physicians, distributors and on an original equipment manufacturing basis. This strategy involves the following major components:

FULL SERVICE DIFFERENTIATION TO MAXIMIZE REVENUE AND MARKET SHARE

Our revenues are generated from the sale of products and services. In 2002, in the US, we launched our EVLT(R) product line, after receiving FDA clearance in January 2002. In mid 2002, we established a direct sales force to focus on EVLT(R) sales. In the US, our sales force concentrates on selling our EVLT(R) products and, to a lesser extent, our photodynamic therapy product line. We also selectively use a network of independent sales representatives to supplement our direct sales force. Our direct sales force is well trained and versed in selling EVLT(R) as a complete clinical solution for the treatment of varicose veins.

Our clinical solution includes not only the laser and disposable procedure kits or single fiber used by physicians in patient EVLT(R) treatments, but also includes physician training and practice management tools which we provide to help physicians develop and manage the business of promoting EVLT(R) as a minimally invasive treatment option for patients suffering from varicose veins. In addition, we have developed a website, www.evlt.com, to provide patients and physicians with information about treatment options and benefits of EVLT(R). Our website also includes a physician locator function.

International sales are managed through a global network of third party sales agents and distributors. We also take advantage of existing professional relationships and new opportunities to sell photodynamic therapy lasers and disposable fiber for photodynamic therapy and to manufacture laser and disposable items for third parties for other clinical uses.

STRATEGIC PARTNERSHIPS TO ENHANCE CUSTOMER REACH

We have established strategic partnerships with some of the notable photodynamic therapy drug companies, including Axcan Pharma, Inc., to bring new treatments to market. The underlying products being developed by these companies which are used in conjunction with our products have gained only limited regulatory approval required for commercialization, and expanded regulatory approval is not assured. Accordingly, we have focused our near-term investment in the commercialization of EVLT(R). In addition, we maintain original equipment manufacturing relationships with Olympus and others. Our strategy is to create long-term and exclusive working relationships that increase laser applications and revenue potential through the sale of our lasers and disposables whenever possible.

RESEARCH AND DEVELOPMENT TO ENHANCE EFFICIENCIES AND PRODUCT EFFECTIVENESS

We have an internal research and development staff and from time to time have used outside experts to assist us in our development program. Historically, our research and development efforts concentrated on the development of clinical applications and solutions for our lasers and related delivery systems. Through our past efforts, we have created our EVLT(R) and photodynamic therapy product lines. Although current research and development activities are directed at enhancing laser and fiber manufacturing efficiency and functional effectiveness of our EVLT(R) product line, we are continuously evaluating new clinical applications and solutions for our lasers and delivery systems.

Our research and development expenditures were approximately $900,000, or, 17% of sales, for the year ended December 31, 2002 and approximately $850,000, or 9% of sales, for the year ended December 31, 2003.

KEY ACQUISITIONS TO ENHANCE PROFITABILITY

On September 3, 2003, we acquired exclusive rights to US Patent No. 6,398,777 and foreign counterparts regarding the endovenous laser treatment of varicose veins from the five inventors of this procedure. With this new proprietary position, we believe we have positioned ourselves to be the leader in minimally invasive varicose vein treatment. Previously, we acquired the rights to manufacture OPTIGUIDE(R) fiber from QLT, Inc. in November 2000. We continue to entertain attractive opportunities in related fields, and we expect to expand our efforts to identify and pursue.

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

To achieve power levels beyond that of a single laser diode, light may be coupled from multiple diodes. This may be achieved by attaching an optical fiber to the end of each diode and "bundling" the fibers together. This entails a number of optical fiber joints inside the laser system to guide and couple the light. Each optical joint reduces the amount of light that passes through the system and each joint also has a finite lifetime that is usually less than the life of the diode. As one optical joint fails so the others come under greater stress and an increased likelihood of cascade failure. The result is an inefficient optical transfer where the power delivered to the working end of the fiber is a small percentage of the power put out by the diode and a system of optical joints with an excessive failure rate.

Our core technology uses an optical arrangement to manipulate and combine the laser light in "free space," focusing the beams from multiple laser diodes into the final optical fiber. The ability to combine the power from a large number of laser diodes results in a much higher efficiency of power delivered to the working site and in higher reliability than non-combined diodes because there are no optical joints to burn out. The focusing ability of this system also enables a more concentrated delivery of power as the light is focused to a smaller spot size. This increased power density enables a wider variety of medical, and other applications.

The most widely used medical diode laser emits laser energy at 810nm, producing light in the near infra-red portion of the spectrum. At powers of up to 60W and used in conjunction with a flexible optical delivery fiber, this wavelength can be used in various surgical applications to cut, close or vaporize soft tissue.

Semiconductor diode chips, including wavelengths of 630nm, 635nm, 652nm, 690nm and 730nm, are available, thereby permitting the development of practical, portable laser systems for photodynamic therapy in the treatment of certain types of cancer.

Practical and versatile, the diode laser can be used in the operating theatre, outpatient clinic and the doctor's office as well as permitting shared use between hospital departments. With healthcare providers under increasing pressure to cut costs while maintaining a high standard of treatment, diode laser technology can assist in achieving these objectives.

                 PRODUCTS, COMPETENCIES AND MARKET OPPORTUNITIES

Our focus on the development and commercialization of minimally invasive medical procedures employing our laser technology and disposable products has led to an array of applications, which are described below.

Minimally invasive medical procedures in general are a growing market, as they reduce the need for general anesthesia, expensive hospital stays, and long and painful recovery periods. The medical procedures that we address with our products are those which we believe are capable of producing a recurring revenue stream through the sale of a disposable, such as a procedure kit or individual fiber, in addition to one-time revenue from the sale of the laser itself. In 2003, approximately $5,726,000, or 62% of our total revenues were derived from laser sales and approximately $3,473,000, or 38%, of our total revenues were derived from sales of disposable fibers and kits, accessories and services. With the procedures described below, we have demonstrated our skill and ability to be first to market in the US with innovative treatment options, thereby providing meaningful new treatments and the foundation for what we believe will be a profitable growing business.

1. ENDOVENOUS LASER TREATMENT.

In September 2001, we were the first company to receive the CE mark of the European Economic Union for approval for endovenous laser treatment, with respect to marketing EVLT(R) in Europe. In January 2002, we became the first company to receive FDA clearance for endovenous laser treatment, with respect to marketing EVLT(R) in the US, for the closure of the greater saphenous vein with superficial reflux. In December 2002, we received FDA clearance for expanded indications for use of EVLT(R), including our D15plus and D30plus diode lasers and disposable kits for the treatment of varicose veins and varicosities associated with the superficial vein reflux of the greater saphenous vein. On September 3, 2003, we acquired exclusive rights to the patent for endovenous laser treatment of varicose veins from the five inventors of this procedure (see "Recent Developments -- Acquisition of Exclusive EVLT(R) Patent Rights" for further details).

We commercialized EVLT(R) as an innovative minimally invasive laser procedure for the treatment of varicose veins resulting from reflux of the greater saphenous vein. The causes of varicose veins are commonly genetic. People with past vein diseases, new mothers, overweight individuals, and people with jobs or hobbies that require extended standing also are at risk. According to a 1973 report by the University of Michigan under a comprehensive study of the health characteristics of the community of Tecumseh, Michigan, approximately 25% of women in the US have varicose veins. In addition, varicose veins are more prevalent in older people. The Tecumseh study was a comprehensive longitudinal research study that tracked the health of a sample population of 7,000 to nearly 9,000 people at three intervals over the course of a decade, from the late 1950s to the late 1960s. According to the Tecumseh study, at least 42% of Americans over age 60 have varicose veins and this number is increasing as the population continues to age. The Tecumseh study also indicates that at least 72% of women over age 60 in the US have varicose veins. According to the American Association of Retired Persons, approximately 76,000,000 people in the US are 50 or older, and approximately an additional 4,000,000 people turn 50 each year. Based on this data, we estimate that between 25,000,000 and 40,000,000 Americans suffer from venous insufficiency.

We believe that as many as 1,000,000 people worldwide undergo vein-stripping operations each year, but there are many more who suffer the pain, discomfort and unattractive appearance of their legs in order to avoid having surgery to treat their condition. We believe that most patients who undergo vein-stripping procedures are candidates for endovenous laser treatment. Endovenous laser treatment has several competitive advantages over the current vein-stripping treatment. Endovenous laser treatment is a 45 minute procedure per leg that can be performed in a physician's office, usually under local anesthesia and with the procedure guided by ultrasound technology. Endovenous laser treatment also has a quick recovery period, reduced or minimal pain and no appreciable scarring. In an endovenous laser treatment, the area of the leg affected is anesthetized locally and a thin laser fiber is inserted into the effected vein to deliver the laser energy. At the end of the procedure, after the fiber is withdrawn, a compression bandage is applied and worn up to three days. In addition, a compression stocking is worn for seven days. Patients can resume their normal routine, barring vigorous physical activities, directly after receiving the laser treatment. Vein stripping is a surgical procedure that requires an overnight hospital stay, a painful recovery period of several weeks, and possibly post-op scarring from incisions and post-op infections. During clinical studies, 98% of first-time endovenous laser treatment treatments in clinical trials have been successful. A second endovenous laser treatment has successfully resolved the remaining cases.

We developed our EVLT(R) product line as a complete clinical solution and marketing model, including a laser, disposable kit and a training and marketing plan, to assist physicians, clinics and hospitals in responding to the demand for treatment of varicose veins in a minimally invasive manner. EVLT(R) is attractive to physicians because it is a rapid treatment for patients, reduces costs, is an efficient use of resources and reduces the rate of complications. Also, EVLT(R) for treatment of greater saphenous vein reflux is considered a non-cosmetic procedure that is reimbursable by many health insurance providers if the treating physician is knowledgeable about the reimbursement system and obtains preapproval.

Recently, a new study, co-authored by Dr. Robert Min, entitled "Endovenous Laser Treatment of Saphenous Vein Reflux: Long-Term Results," was published in the August 2003 issue of the Journal of Vascular and Interventional Radiology. This study shows what we believe to be excellent long-term results for the successful occlusion of varicose veins caused by reflux of the greater saphenous vein. The data presented in the study shows that minimally invasive laser treatment of varicose veins has a high long-term success rate, low complication rate and rapid recovery. The Cornell study included 499 limbs with varicose veins treated by EVLT(R) over a three-year period. Patients were evaluated clinically and with duplex ultrasound scans at 1 week, 1 month, 6 months, 12 months, 24 months, and 36 months to assess efficacy and adverse reactions. Successful occlusion of the greater saphenous vein after initial treatment was 98.2% and at 2 year follow-up 93.4% remain closed (113 of 121 limbs followed for 2 years). Importantly, all recurrences occurred prior to 9 months with the majority noted less than 3 months following endovenous laser treatment. In this study, there were no reports of skin burns, no abnormal nerve sensation and no deep vein clots. In comparison, traditional surgery (ligation and stripping) often requires general or spinal anesthesia and can take up to 4 weeks for full recovery. Pain, bruising and scarring are also common. The results in this study also show EVLT(R) to be comparable or superior to those reported for other options available for treating greater saphenous vein reflux, including ultrasound guided sclerotherapy, and radiofrequency ablation.

Dr. Robert Min is the Director of Cornell Vascular in New York and Vice-Chairman of Radiology at Weill Medical College of Cornell University. Dr. Min is a paid consultant to Diomed, and is an inventor of the EVLT(R), who sold his rights to this patent to Diomed on September 3, 2003. Dr. Min assists Diomed in physician training and in the development of medical treatments using EVLT(R). He has been a paid consultant to us since August 2001. As of December 31, 2003, Dr. Min owned options to purchase 1,035,675 shares of common stock. See "Recent Developments - Acquisition of Exclusive EVLT(R) Patent Rights" for further details.

Due to the relative newness of the EVLT(R) procedure, currently available long term clinical data demonstrating the effectiveness of the EVLT(R) procedure in maintaining closure of the greater saphenous vein is limited to three years. The lack of longer term clinical data may affect the ability of patients undergoing this procedure to obtain reimbursement from their health insurance carriers.

2. CANCER TREATMENTS UTILIZING PHOTODYNAMIC THERAPY.

We were the first diode laser manufacturer to receive FDA clearance for use of our lasers and optical fibers in photodynamic therapy cancer treatments. Photodynamic therapy is an effective palliative treatment for late-stage lung and esophageal cancers and is under study for treatment of various other cancers throughout the body. Photodynamic therapy is based on the discovery that certain chemicals can kill one-celled organisms in the presence of light. Recent interest in photosensitizing agents stems from research showing that some of these substances have a tendency to collect in cancer cells. The photosensitizing agent injected into the body is absorbed by all cells. The agent remains in or around tumor cells for a longer time than it does in normal tissue. When treated cancer cells are exposed to red light from a laser, the light is absorbed by the photosensitizing agent. This light absorption causes a chemical reaction that destroys the tumor cells. Light exposure is carefully timed to coincide with the period when most of the agent has left healthy cells but still remains in cancer cells. There are several promising features of photodynamic therapy in treating cancer: (1) cancer cells can be selectively destroyed while most normal cells are spared, (2) the damaging effect of the photosensitizing agent occurs only when the substance is exposed to light, and
(3) the side effects are relatively mild. The laser light used in photodynamic therapy is directed through an optical fiber. The optical fiber is placed close to the cancer to deliver the proper amount of light. For example, the fiberoptic can be directed through a bronchoscope into the lungs for the treatment of lung cancer or through an endoscope into the esophagus for the treatment of esophageal cancer.

Photodynamic therapy requires three-interacting elements: (1) a photosensitive drug that is absorbed by cancerous and abnormal cells, (2) a light source (laser) of a specific wavelength that activates the drug, and (3) a delivery system, including a thin optical-fiber to guide the light source to the target area. Our photodynamic therapy line is a delivery system of laser technology, support services and fiber disposables to the global photodynamic therapy industry. Photodynamic therapy technology is only effective when these three components are working in concert. We work jointly and early in the clinical development process with photodynamic therapy drug companies to design a laser that optimizes the most effective wavelength in combination with their photodynamic therapy drugs. We have long-term relationships with some photodynamic therapy drug companies, and have sold lasers to be used in clinical trials for photodynamic therapy applications. Currently, our relationship with Axcan Pharma is the most active, as other collaborative partners are at earlier stages of development with respect to their photodynamic therapy drugs using our products.

In the US, regulatory approval by the FDA is given for each specific treatment in response to a specific pre-market approval application. Each pre-market approval application is generally addressed to a use for the device specified in the pre-market approval application. The FDA considers photodynamic therapy a modality that requires a combination pre-market approval application, where the photodynamic therapy drug company, laser manufacturer and fiber manufacturer work together to obtain regulatory approval for the complete medical procedure. The lengthy regulatory approval process and FDA modality factor create significant obstacles to potential competition. In addition, we have forged collaborative relationships with significant players in photodynamic therapy drug development, thus limiting our risk should one of the photodynamic therapy companies fail to receive regulatory approval or perform poorly in the marketplace.

In August 2000, we and Axcan Pharma together received regulatory approval for our 630nm laser and OPTIGUIDE(R) fiber, and Axcan Pharma's Photofrin(R)drug used in the palliative treatment for late stage lung and esophageal cancers. In November 2000, we entered into a 5-year exclusive supply contract with Axcan Pharma for lasers. Axcan Pharma is developing other clinical applications using Photofrin(R), including treatment for Barrett's Esophagus, a pre-cursor to cancer of the esophagus. Axcan Pharma has pursued an application for FDA clearance for Photofrin(R) and our lasers and fibers for use in the treatment of Barrett's Esophagus. In December 2002, the FDA issued an approvable letter in connection with Axcan Pharma's application. Axcan Pharma announced that it received FDA clearance for the photodynamic therapy for Barrett's Esophagus in August 2003.

Our understandings regarding the market for photodynamic therapy are derived from a variety of sources, and represents our best estimate of the overall market sizes presented in certain disease areas. The actual market size and our market share, depend upon a number of factors, including:

      - competitive treatments, either existing or those that may arise in the future;

      -     our products' performance and subsequent labeling claims; and

      -     actual patient population at and beyond product launch.

Our sales of our photodynamic therapy product line are dependent upon the clinical development process and the commercialization of photodynamic therapy drugs by photodynamic therapy drug companies. As a result, our sales may fluctuate in relation to the timing of photodynamic therapy drug companies achieving their strategic initiatives. Certain additional factors may slow the growth of a market for photodynamic therapy procedures. Like any new clinical solution, photodynamic therapy has to show long term results in order to gain acceptance. The cancers that photodynamic therapy is being developed to treat are slow to develop and acceptance of the procedure requires long term follow up. As a result, there is currently a lack of long term clinical data for photodynamic therapy. Furthermore, the diversity of different cancers requires us to obtain data based on each type of cancer studied. Also, photodynamic therapy may cause a photosensitivity side effect in certain patients such that they are highly sensitive to sunlight for several days. In some patients this side effect may cause skin burns if the patient is exposed to sunlight.

We currently believe that the immediate potential for our EVLT(R) product line is larger than the potential for our photodynamic therapy product line. We also expect sales of EVLT(R) products and services to account for an increasingly higher proportion of our total sales revenue as compared to photodynamic therapy products. Therefore, while we continue to pursue sales of our photodynamic therapy product line and to pursue development of new photodynamic therapy applications through the efforts of our collaborative partners, our present emphasis is on our EVLT(R) product line and we are concentrating our marketing and sales efforts towards the EVLT(R) product line.

3. FIBERS AND DISPOSABLE ITEMS.

To address medical conditions with minimally invasive techniques, we offer physicians an integrated clinical solution, including a laser and disposable procedure kits or individual fibers. Optical fiber is the necessary system that delivers the laserlight during surgical, endovenous laser treatment and photodynamic therapy procedures. These sterile fibers, typically used only once, can generate a steady stream of revenue. We sell self-contained EVLT(R) kits of disposable items, which include an optical fiber, a sheath that acts as an introduction for the fiber, a needle, a tray cloth and protective packaging. In some cases, we sell only the fiber.

The potential market for kits, fibers and other disposable items is driven by the adoption rate of the specific clinical procedure. We have and will continue to generate a disposable market by developing and promoting specific procedures, such as endovenous laser treatments. As EVLT(R) gains market share in comparison to vein-stripping and other varicose vein procedures, so will the volume of kits and fibers used in these treatments, and similarly, as the number of photodynamic therapy procedures using our products increases, the volume of fibers we sell for use in these procedures will increase. As a result, we believe that our revenue stream is likely to increase if we are able to incent physicians to purchase the fiber and disposable procedure kits that we sell.

4. OTHER CLINICAL APPLICATIONS.

Our technologies are also used in general surgical applications as well as in dental applications. While our focus is on the development of specific clinical applications, such as varicose vein treatment with EVLT(R) and cancer treatment with photodynamic therapy, other medical applications are being performed with our lasers. Through December 31, 2003, for instance, the FDA had also cleared our diode laser technology for open and endoscopic surgical procedures, which are used to treat vascular and pigmented lesions. Potential clinical applications that we may address include:

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

Dacryocystorhinostomy (DCR): Tear ducts take tears from the corner of the eye down into the nose. Blockage of the tear ducts results in watery eyes. The laser fiber can be used to reopen the channel from the tear duct into the nose and resolve the problem. This simple procedure can be performed under local anesthetic, is less traumatic than conventional surgery and leaves no surgical scarring.

Ontological Surgery: By carbonizing the end of the fiber, the trapped laser energy heats up the tip producing in effect a tiny "hot knife", which can be used, for cutting away tissue in a variety of conditions in the ear. The fine tip size makes it an exceptionally controllable tool. Applications include Stapedotomy and Stapedectomy (treatments involving the auditory bones in the ear to correct hearing problems), Myringotomy (incision in eardrum to relieve pressure from infection), Cholesteatoma and Acoustic neuron (benign growths in the ear which are removed).

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

Gastro-Intestinal Cancer: Cancer in the gullet will grow and block the tube stopping the patient from swallowing. The cancer can be reduced in size and the tube reopened using the laser. This relieves the symptoms allowing the patient to eat fairly normally, often returning home. It does not cure the cancer but produces a temporary improvement in quality of life.

Lung Tumors: Cancers in the lung will grow and obstruct the airways causing breathing problems for the patient. The cancer can be reduced in size and the airway reopened using the laser. This relieves the symptoms allowing the patient to breathe more normally. Again, it does not cure the cancer but produces a temporary improvement in quality of life.

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

There may be one or more common pathways for the development of products for these potential clinical applications. In general, however, each of them will require extensive preclinical studies, successful clinical trials and cleared pre-market approval applications or 510(k)s before we can generate significant revenues from them. We have no pending regulatory applications or clinical studies. We may rely on third parties, including our collaborative partners, to design and conduct any required clinical trials. If, we are not able to find appropriate third parties to design and conduct clinical trials, and if we do not have the resources to administer clinical trials in-house, this process may become even more lengthy and expensive. Since we collaborate with third parties, those parties generally maintain certain rights to control aspects of the application development and clinical programs. Our business depends in part on our ability to obtain regulatory approval for expanding applications and uses of our products. Therefore, delays or other related problems may adversely affect our ability to generate future revenues.

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

5. ORIGINAL EQUIPMENT MANUFACTURING.

Our technology and manufacturing capability has attracted original equipment manufacturing partners. In the typical original equipment manufacturing relationship, we produce the laser and other products to the original equipment manufacturing customer's specifications, which will then be marketed under the original equipment manufacturing's label. Our most significant original equipment manufacturing relationship is with Olympus in Japan, which is using our technology for surgical and dental applications.

MANUFACTURING

We assemble and test our products at our Cambridge, England facility, with components and subassemblies that our subcontractors supply. Ensuring adequate inventory, continuous cost reduction and superior product quality are top priorities of our manufacturing operations. To achieve our goals, we work closely with our research and development, sales and marketing teams, and effectively manage a limited number of what we believe to be the most qualified suppliers.

We use a variety of materials, including mechanical, electronic, optical components and subassemblies for the lasers. With the lasers constructed in the UK, local high-quality sources of supply are utilized for metalwork components and subassemblies. We procure standard off-the-shelf-electronic components from various UK suppliers. Because of their complexity, high quality requirements and relatively low volumes, we choose to procure our optical components from a single source. We also use a number of different laser diodes for our various products. Our diodes are also currently single-sourced, although we are currently exploring available opportunities for dual sourcing. Currently, the majority of these suppliers are located in the U.S., Japan and Europe. In addition, we purchase the fibers contained in our clinical solution kits, and those fibers required to support our FibersDirect.com business, from suppliers in the US. In 2002 and 2003, Laser Diode, Inc. was our principal supplier of diodes and Pioneer, Inc. and Laser Peripherals were our principal suppliers of fiber. Because most of our raw materials and components are available from various sources, we are developing qualified backup suppliers for each of these resources.

We currently outsource most of our manufacturing of disposable fibers used in EVLT(R), photodynamic therapy and other surgical procedures. In 2003, disposable kits and fibers represented approximately 30% of our total sales. We license the right to manufacture the OPTIGUIDE(R) fibers used in photodynamic therapy procedures and subcontract the manufacturing to a third party. We own the patent applications for EVLT(R) disposable fiber technology and subcontract the manufacturing to a third party. We subcontract the production of disposable EVLT(R) kits, consisting principally of a fiber, a sheath used to introduce the fiber into a vein and a needle used to insert the sheath. Each of these EVLT(R) components is currently purchased from third parties. We purchase disposable fibers used in other surgical procedures directly from third parties.

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

We are required to manufacture our products to comply with the international standard ISO 13485:2001 and the FDA's Quality System Regulations, or "QSR." The ISO 13485 and QSR cover the methods and documentation of the design, testing, control, labeling, packaging, storage and shipping of our products. Our manufacturing facility is subject to periodic audits by regulators who conduct inspections which must be satisfactory for us to maintain ISO approval, and it is also auditable by the FDA. Our failure to maintain compliance with the ISO 13485 and QSR requirements could result in the shut down of our manufacturing operations and the recall of our products. If one of our suppliers were not to maintain compliance with our quality requirements, we might have to qualify a new supplier and could experience manufacturing delays as a result. In November 1999, we became certified to manufacture in the United Kingdom and upgraded to ISO 13485 in 2001. In 2002, we underwent an FDA Quality Systems Regulation Inspection and received a satisfactory letter in from the FDA as a result of this inspection.

SALES AND MARKETING

In the US, we sell, market and distribute our products and services through direct sales representatives and through independent sales representatives, which are independent contractors rather than employees. Our independent sales representatives commit to achieving certain minimum sales targets, and we compensate them on a commission only basis. If an independent sales representative fails to meet its minimum sales targets, then we have the right to terminate our relationship. Internationally, we sell our products primarily through distributors.

Our primary sales focus in the US has been the commercialization of EVLT(R). We began to use independent sales representatives in the later half of 2001, before the FDA approved our EVLT(R) product line in January 2002. Subsequent to the FDA's clearance of EVLT(R) and given the dynamics of selling clinical applications, including lasers and disposable products, we made the decision at the end of the first quarter in 2002 to execute a direct sales strategy to commercialize EVLT(R) in the US. In addition, in September 2002, we engaged Sigmacon Health Products Corporation to be our distributor in the Canadian market. Since expanding our sales force, we have been engaged in training our sales representatives and in enhancing our proprietary marketing materials. We will continue to monitor sales activities and strategies and adjust the number of direct sales representatives, independent sales representatives and distributors to address market needs and opportunities in the future.

In November 2000, we formed FibersDirect.com, a US business unit that acts as a direct marketing conduit by providing on-line information for available products and access to our sales staff by e-mail. FibersDirect.com enables distribution of fibers directly from the manufacturer to the end-user. Our OPTIGUIDE(R) fibers, used in photodynamic therapy cancer treatments, are promoted via FibersDirect.com.

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

We target our marketing efforts to physicians through office visits, trade shows and trade journals, and to consumers through point of service information brochures and our websites, www.evlt.com (which provides information to patients and physicians about EVLT(R)) and www.fibersdirect.com (which provides product and pricing information to prospective customers about our available optical fibers). We expect that consumer awareness will increase demand for the treatment methodologies we address and for our products. Our sales philosophy includes establishing strong collaborations with well-known people in the industry regarding our technology platforms, compiling substantive clinical data and supporting the publication of peer review articles. With respect to EVLT(R), we believe that we have collected more clinical data regarding our products and their application than any of our competitors in the endovenous laser treatment market.

In fiscal year 2002, only one of our customers accounted for more than 10% of our revenues, and approximately 55% of our sales were generated in the US versus internationally. In 2003, none of our customers accounted for more than 10% of our revenues, and approximately 62% of our sales were generated in the US versus internationally.

We envision that by developing and marketing procedures to doctors that involve selling key components--namely lasers and their related single use disposables--we will have the potential to create recurring sales. Our plan is that each future procedure will be accompanied with a disposable component to provide recurring sales.

In 2004, while we expect to focus on the development and growth of EVLT(R) sales worldwide, we will continue to support the development and approval of new applications for photodynamic therapy products, and to continue our research and development efforts aimed at enhancing our products' effectiveness and manufacturing efficiencies.

COMPETITION

The medical device industry is highly competitive and regulated, and is subject to rapid and substantial technological change. We compete primarily on the basis of performance, brand name, reputation and price. Developments by others, both public and private, may render our products under development or existing technologies noncompetitive or obsolete, or we may be unable to keep pace with technological developments and other market factors. Existing and potential competitors may develop products and clinical solutions that could prove to be more effective, safer or less costly than our products and clinical solutions. Many of these competitors have significantly greater financial and human resources than we do, and have established reputations as well as worldwide distribution channels that are more effective than ours. Such competition involves an intensive search for technological innovations and the ability to market these innovations effectively. The introduction of new products and clinical applications by competitors may result in price reductions, reduced margins, loss of market share and product replacements, even for products protected by patents. There can be no assurance that competitors, many of which may have made substantial investments in competing technologies, would not prevent, limit or interfere with our ability to make, use or sell our products either in the United States or in international markets. To compete effectively in the marketplace, we require the financial resources to effectively support our activities in the following key areas: research and development, regulatory compliance, quality control, sales and marketing, distribution and technical information and training services.

In the vein treatment market, our competitors include manufacturers and marketers of surgical and radiofrequency devices, and pharmaceutical companies that provide drugs used in sclerotherapy and other vascular diseases. Within the specific endovenous laser treatment market which our EVLT(R) products serve, Biolitec A.G., AngioDynamics, Inc. (a subsidiary of E-Z-EM, Inc.), Vascular Solutions, Inc. and Dornier MedTech GmbH are our main competitors for surgical diode lasers. AngioDynamics and Vascular Solutions do not manufacture lasers or optical fiber. We understand AngioDynamics currently has an original equipment manufacturing agreement with Biolitec for these goods, and that Vascular Solutions resells a laser produced by Med Art Corporation. AngioDynamics received FDA clearance for its device in November 2002, approximately 10 months after Diomed. Biolitec, Lumenis and Dornier, among others, are our competitors in the general surgical laser market. AngioDynamics and Vascular Solutions currently compete with us for kits used in endovenous laser treatment.

We believe that our EVLT(R) system and comprehensive physician management tools are superior to the products offered by our direct competitors. EVLT(R) uses a laser wavelength that has been proven 98% effective in FDA trials and in peer reviewed data. As to varicose vein treatments using radiofrequency, offered by our competitor, VNUS, Diomed's EVLT(R) treatment is a faster procedure, uses substantially less expensive disposables and has clinically proven safety results that are superior to the safety results reported for VNUS. EVLT(R) offers physicians comprehensive practice management tools, including physician training and practice development. Dornier, Biolitec and AngioDynamics offer some practice management assistance, but we believe that, to the extent offered, our competitors' practice management tools are significantly less comprehensive than ours.

In the cancer treatment market, our competitors include manufacturers and marketers of surgical and radiation therapy devices, and all the pharmaceutical companies that provide various drugs used in chemotherapy and immunotherapy. Within the specific photodynamic therapy market, Lumenis, Laserscope and Biolitec are our main competitors. We currently have one FDA-cleared diode laser in the US for photodynamic therapy cancer applications, which is used in conjunction with Axcan Pharma's Photofrin(R)drug for late stage lung and esophagus cancers.

We also face competition from current widespread treatment practices, including surgery, chemotherapy and radiation. Since most photodynamic therapy cancer treatments are still in clinical trials, no long-term safety or efficacy data is available. As a result, cancer patients may be more likely to choose proven traditional forms of treatment.

We expect that our principal methods of competition with other photodynamic therapy support companies will be based upon such factors as:

      - the ease of administration of our partners' photodynamic therapy methodologies;

      -     the degree of generalized skin sensitivity to light;

      -     the number of required doses;

      -     the safety and efficacy profile;

      - the selectivity of photodynamic therapy drug for the target lesion or tissue of interest;

      -     the type and cost of our light systems; and

      -     the cost of our partners' drug.

Increased competition could result in:

      -     price reductions;

      -     lower levels of third-party reimbursements;

      - failure to achieve market acceptance for our photodynamic therapy product line, and

      -     loss of market share.

PATENTS, TRADEMARKS AND PROPRIETARY TECHNOLOGY

We hold US and international patents for inventions in the following areas: endovenous laser treatment of varicose veins, solid state laser diode light source, high power light source, peltier-cooled and medical spacing guide. These patents expire from 2011 to 2019.

In June 2002, the US Patent and Trademark Office issued Patent No. 6,398,777 ("Endovascular laser device and the treatment of varicose veins"). We formerly licensed technology for the EVLT(R) process from one of its inventors, Dr. Robert Min, on a non-exclusive basis, although Dr. Min had agreed not to license the process technology to any third party so long as we were not in breach of our obligations under our agreement with him. On September 3, 2003, Diomed acquired exclusive rights to US Patent No. 6,398,777 and related foreign patents for endovenous laser treatment of varicose veins. These patents relate to the technology underlying our EVLT(R) product. This acquisition resulted from two transactions.

In the first transaction, Diomed purchased the interest in the EVLT(R) patent owned by one of its five named inventors, Dr. Robert J. Min. This transaction was completed under a purchase agreement between Diomed and Dr. Min entered into on July 23, 2003. On September 3, 2003, Diomed paid the purchase price of $500,000 in cash and options to purchase 1,000,000 shares of our common stock, in exchange for Dr. Min's assignment to Diomed of his interest in the EVLT(R) patent. Diomed has agreed to pay to Dr. Min variable payments based on Diomed's sales of products using the EVLT(R) patent. Dr. Min had previously licensed the EVLT(R) patent to Diomed and had served as a consultant to Diomed. Dr. Min's consulting agreement with Diomed was amended to reflect the changes in the relationship between him and Diomed as a result of Diomed's acquisition of the EVLT(R) patent rights. Dr. Min will continue to act as a consultant to Diomed under the revised consulting agreement.

In the second transaction, Diomed licensed, on an exclusive basis, the EVLT(R) patent from Endolaser Associates, LLC, the assignee of interest in the EVLT(R) patent from the other four named inventors. This transaction was completed under a license agreement between Diomed and Endolaser Associates entered into on July 11, 2003. On September 3, 2003, Diomed paid Endolaser Associates $1,500,000 in cash in exchange for the exclusive license granted by Endolaser Associates on behalf of the four inventors who had assigned their interest in the EVLT(R) patent to Endolaser Associates. Diomed is to make additional payments totaling $2,500,000 in 10 quarterly installments of $250,000 each, commencing in the fourth quarter of 2003. Diomed has agreed with Endolaser Associates that Diomed will pay variable royalties based on Diomed's sales of products using the EVLT(R) patent.

Together with Dr. Min and his associate, Dr. Stephen Zimmet, we also invented fiber technology that we use with our EVLT(R) products. Drs. Min and Zimmet assigned to us their rights to a patent application regarding this technology. As of December 31, 2003, this patent application was still pending before the US Patent and Trademark Office. We pay a fee for our sale of fibers incorporating this technology. Doctors Min and Zimmet are also our consultants. They provide services to us on an ongoing basis to educate physicians on the use of our EVLT(R) products, and we pay them fees for these services.

We license technology that we currently use in our OPTIGUIDE(R) fiber optic diffuser. Health Research, Inc. owns this patented technology, and exclusively licenses it to QLT, Inc. In turn, QLT sublicenses it to us on a non-exclusive basis. The sublicense continues until the licensed patent rights expire or the license from Health Research to QLT is terminated, whichever comes first. Health Research may terminate its license to QLT if QLT breaches its obligations under the license and does not cure the breach within 90 days, or if QLT becomes insolvent. QLT may terminate our sublicense if we breach our obligations under the sublicense, such as failing to pay royalties, and do not cure the breach within 90 days, or if we become insolvent.

We have received trademark registrations from the US Patent and Trademark Office for the trademarks "Diomed," "OPTIGUIDE" and "EVLT." We have initiated trademark registrations "Summer Legs" as a trademark and/or service mark, but we have not yet received registrations for this particular mark. We registered various domain names, including diomedinc.com, diomed-lasers.com, fibersdirect.com, fibresdirect.com, summerlegs.com and evlt.com.

Our proprietary technology includes:

      - a device for scanning laser beams in a pre-defined pattern across the patient's skin;

      -     an enclosure for protecting laser diodes and modules;

      - a low cost method for measuring the light from optical fibers of differing geometry (under development);

      -     a common platform for laser diodes of different wavelengths;

      -     a user interface that is appropriate to the clinical setting;

      -     a  monolithic   optical   geometry  for  implementing  the  patented
            technology;

      - a means for driving the laser diodes that provides a wide dynamic range; and

      - a means for efficiently removing heat from the diodes thereby allowing the instrument to operate with standard line power as the only service.

The patent position of medical device companies generally is highly uncertain. Some of the risks and uncertainties include:

      - the patent applications owned by or licensed to us may not result in issued patents;

      - our issued patents may not provide us with proprietary protection or competitive advantages;

      - our issued patents may be infringed upon or designed around by others;

      - our issued patents may be challenged by others and held to be invalid or unenforceable;

      -     the patents of others may have a material adverse effect on us; and

      -     significant time and funds may be necessary to defend our patents.

We are aware that our competitors and others have been issued patents relating to optical fibers and laser devices. In addition, our competitors and others may have been issued patents or filed patent applications relating to other potentially competitive products of which we are not aware. Further, in the future our competitors and others may file applications for patents, or otherwise obtain proprietary rights to technology that can be used for such products. These existing or future patents, applications or rights may conflict with our patents or applications. These conflicts could result in a rejection of our or our licensors' patent applications or the invalidation of issued patents, any of which could have a material adverse effect on our ability to focus on the development or marketing of these applications. If conflicts occur, or if we believe that other products may infringe on our proprietary rights, we may pursue litigation or other legal remedies, or may be required to defend against litigation. Legal proceedings may materially adversely affect our competitive position, and we may not be successful in any such proceeding. Litigation and other proceedings can be expensive and time consuming, regardless of whether we prevail. This can result in the diversion of substantial financial, managerial and other resources from other activities. An adverse outcome could subject us to significant liabilities to third parties or require us to cease any related research and development activities or product sales. Some of the risks and uncertainties include:

      -     we  may  be  required  to  obtain   licenses  under   dominating  or
            conflicting patents or other proprietary rights of others;

      - these licenses may not be made available on terms acceptable to us, if at all; and

      - if we do not obtain such licenses, we could encounter delays or could find that the development, manufacture or sale of products requiring such licenses is foreclosed.

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

GOVERNMENT APPROVAL

The FDA and comparable international regulatory bodies regulate our medical device products and their applications. The FDA governs, among other things, the following activities that we or our partners perform:

      -     product design and development;

      -     product testing;

      -     product manufacturing;

      -     product labeling;

      -     product storage;

      -     pre-market clearance or approval;

      -     advertising and promotion; and

      -     product sales and distribution.

Unless an exemption applies, each medical device we wish to commercially distribute in the US will require either prior clearance by the FDA on the basis of what is called a "510(k) application," or a pre-market approval application. The FDA classifies medical devices that are manufactured or sold in the US into one of three classes. Devices deemed to pose lower risks are placed in either class I or II, which requires the manufacturer to submit to the FDA a pre-market notification requesting permission to commercially distribute the device. This process is generally known as 510(k) pre-market notification. Some low risk devices are exempted from this requirement. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device, are placed in class III, requiring pre-market approval upon a pre-market approval application submitted by the applicant.

Our laser devices require either 510(k) or pre-market approval application approval, depending on the clinical application. These devices generally qualify for clearance under 510(k) procedures. To obtain 510(k) clearance, we must submit a pre-market notification demonstrating that our proposed device is substantially equivalent to a previously cleared 510(k) device or a device that was in commercial distribution before May 28, 1976 (the date that the FDA called for the submission of pre-market approval applications). The FDA's 510(k) clearance review has recently taken from three to twelve months from the date the application is submitted, but it can take significantly longer.

After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major  change  in  its  intended  use,  requires  a  new  510(k)  clearance  or, alternatively, could require pre-market approval. The FDA requires each manufacturer to make this determination initially, but the FDA can review any such decision and can disagree with a manufacturer's determination. If the FDA disagrees with a manufacturer's determination, the FDA can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or obtain pre-market approval. If the FDA requires us to seek 510(k) clearance or pre-market approval for any modifications to a previously cleared product, we may be required to cease marketing or recall the modified device for the unapproved, or so called "offlabel," use until we obtain this clearance or approval. Also, under these circumstances, we may be subject to significant regulatory fines or penalties. We must submit a pre-market approval application to the FDA if we are not permitted to clear the device through the 510(k) process. We must support our pre-market approval application with extensive data, including technical, preclinical studies, clinical trials, manufacturing and labeling, to demonstrate the safety and efficacy of the device, to the FDA's satisfaction.

After we file a pre-market approval application, the FDA conducts an in-depth review of the submitted information. This review generally takes one to three years, but may take significantly longer. During this review period, the FDA may request additional information or clarification of information provided. Also during the review period, in many cases an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. In addition, the FDA will conduct a pre-approval inspection of our manufacturing facility to insure compliance with its quality system regulations (known as "good manufacturing practices"). The FDA requires new pre-market approval applications or application supplements for significant modifications to the manufacturing process, labeling and design of a device that is approved through the pre-market approval process. Premarket approval supplements often require submission of the same type of information as a pre-market approval application, except that the supplement may be limited to information needed to support any changes from the device covered by the original pre-market approval application, and may not require as extensive clinical data or the convening of an advisory panel.

We expect that any additional applications that we may seek for our existing laser products will require pre-market approval. The FDA requires pre-market approval for each specific clinical procedure.

The FDA generally requires at least one clinical trial to support a pre-market approval application, and occasionally requires clinical trials to support a 510(k) pre-market notification. These trials generally require submission to the FDA of an application for investigational device exemption, or "IDE." We must support the IDE application with appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The FDA must approve the application in advance for a specified number of patients, unless the FDA deems the product to be a non-significant risk device and eligible for more abbreviated IDE requirements. Clinical trials for a significant risk device may begin once the FDA and the appropriate institutional review boards at the clinical trial sites clear the application. Future clinical trials of our products may require that we submit and obtain clearance of an IDE from the FDA prior to commencing clinical trials. The results of clinical testing may not be sufficient to obtain clearance or approval of a new intended use of our device.

We are the first company to receive FDA clearance for use of lasers and related applications in endovenous laser treatment and first diode laser manufacturer to receive FDA clearance for use of lasers in photodynamic therapy cancer treatments. In January 2002, we received FDA clearance for use of endovenous laser treatment in the US, in respect of our EVLT(R) product line, making us the first company to receive FDA clearance for this modality and use. Specifically, the FDA approved our EVLT(R) surgical laser and procedure kit as intended for use in coagulation of the greater saphenous vein of the thigh in patients with varicose veins, and the FDA specifically found that the FDA would not require us to submit a pre-market approval application for this use. In December 2002, the FDA granted clearance for the use of EVLT(R) for expanded indications, namely, the use of our D15plus and D30plus diode lasers and disposable kits for the treatment of varicose veins and varicosities associated with the superficial vein reflux of the greater saphenous vein. In August 2000, we and Axcan Pharma received regulatory approval for our 630nm laser and OPTIGUIDE(R) fiber, and Axcan Pharma's Photofrin(R) drug used in the cancer treatment for late stage lung and esophageal cancers. In August 2003, Axcan Pharma announced that it received FDA clearance in connection with an application it had made for expanded indications of the use of Photofrin(R) in conjunction with our photodynamic therapy laser products for the treatment of Barrett's Esophagus.

After a device is placed on the market, numerous regulatory requirements apply. These include:

      - quality system regulations, which require manufacturers to follow design, testing, control, documentation and other quality assurance procedures during the manufacturing process;

      - labeling regulations, which prohibit the promotion of products for uncleared or unapproved (off label); and

      - medical device reporting regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur.

Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include one or more of the following sanctions:

      -     fines, injunctions and civil penalties;

      -     recall or seizure of our products;

      - operating restrictions, partial suspension or total shutdown of production;

      - refusing our requests for 510(k) clearance or pre-market approval of new products or new intended uses;

      - withdrawing 510(k) clearance or pre-market approvals that are already granted; and

      -     criminal prosecution.

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

Some of the risks and uncertainties of international governmental regulation include:

      - foreign regulatory requirements, governing testing, development, marketing, licensing, pricing and/or distribution of drugs and devices in other countries;

      - our products may not qualify for the centralized review procedure or we may not be able to obtain a national market application that would be accepted by other European Union member states;

      - our devices must also meet the new Medical Device Directive that became effective in Europe in 1998. The Directive requires that our manufacturing quality assurance systems and compliance with technical essential requirements be certified with a "CE Mark" authorized by a registered notified body of an European Union member state prior to free sale in the European Union; and

      - registration and approval of a photodynamic therapy products in other countries, such as Japan, may include additional procedures and requirements, nonclinical and clinical studies, and may require the assistance of native corporate partners.

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

THIRD-PARTY REIMBURSEMENT

A patient's ability to secure reimbursement for our existing and future products is critical to our success. In the US, health care providers generally rely on third-party payors, principally private health insurance plans, Medicare and Medicaid, to reimburse all or part of the cost of procedures in which medical devices are used.

The current cost reduction orientation of the third-party payor community makes it exceedingly difficult for new medical devices and surgical procedures to obtain reimbursement. Often, it is necessary to convince payors that the new devices or procedures will establish an overall cost savings compared to currently reimbursed devices and procedures. We believe that EVLT(R) may offer an opportunity for payors to reduce the costs of treating varicose vein patients by possibly reducing significantly the number of vein stripping procedures performed. We estimate that the cost of varicose vein treatment using EVLT(R) is approximately 25% of the cost of vein stripping procedures. While we believe that EVLT(R) possesses economic advantages that will be attractive to payors, we cannot assure that they will make reimbursement decisions based upon these advantages.

Reimbursement by third-party payors is often positively influenced by the existence of peer-reviewed publications of safety and efficacy data and recommendations by knowledgeable physicians. In regards to EVLT(R), we currently exceed the competition in the magnitude of clinical data we have compiled, and we are currently the only company to have peer-reviewed articles published in scientific journals addressing endovenous laser treatment. Most recently, a new study, entitled "Endovenous Laser Treatment of Saphenous Vein Reflux: Long-Term Results," was published in the August 2003 issue of the Journal of Vascular and Interventional Radiology. This study shows what we believe to be excellent long-term results for the removal of varicose veins caused by reflux of the greater saphenous vein. The study was co-authored by Dr. Robert Min, Director of Cornell Vascular in New York and Vice-Chairman of Radiology at Weill Medical College of Cornell University. Dr. Min is a paid consultant to Diomed, and is an inventor of the EVLT(R), who sold his rights to this patented technology to Diomed on September 3, 2003. Dr. Min assists Diomed in physician training and in the development of medical treatments using EVLT(R). This study is discussed in more detail under "Products, Competencies and Market Opportunities," above.

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

PRODUCT LIABILITY RISK

Our development of clinical solutions exposes us to significant inherent, industry-wide risks of allegations of product liability. Patients or others who use or sell our products may make these claims.

The following are some of the risks related to liability and recall:

            - we are subject to the inherent risk that a governmental authority or third party may require the recall of one or more of our products;

            - if we obtain insurance coverage in the future, this coverage may not be available at a reasonable cost if at all, or in amounts sufficient to protect us against claims that may be made; and

            - liability claims relating to our products or a product recall could adversely affect our ability to obtain or maintain regulatory approval for our products and their applications.

                                  RISK FACTORS

We develop, manufacture and sell laser-based medical devices and related disposables in the United States and elsewhere in the world. We describe below certain risk factors that are associated with our business, our focus and our mission. If any of the following risks actually occur, they may adversely affect our business, the results of our operations, our cash flows or our ability to achieve our business objectives.

WE HAVE A HISTORY OF SIGNIFICANT OPERATING LOSSES. WE MAY NOT EVER ACHIEVE OR MAINTAIN PROFITABILITY.

We have incurred significant operating losses since our inception, and as of December 31, 2003, we have an accumulated deficit of approximately $59,335,000, including $15,899,000 in non-cash interest expense related to debt discounts and beneficial conversion features in connection with debt financings. We may continue to incur operating losses over the next few years, depending largely upon the commercial success of EVLT(R). We will need to generate revenues in excess of our losses to become profitable, and we may be unable to do so. If we do not become profitable, the value of our common stock may decline.

Our operating losses may increase as we continue to incur costs for research and development, regulatory, sales and marketing, manufacturing and general corporate activities. Whether we achieve and maintain profitability depends upon our ability, alone or with others, to successfully complete the development of future clinical applications, obtain required regulatory clearances and sell our products at profitable prices.

OUR REQUIRED EXPENDITURES MAY EXCEED OUR BUDGETED EXPENSES, AND WE MAY NOT BE ABLE TO PAY FOR UNANTICIPATED EXPENSES OUT OF REVENUE OR OBTAIN ADDITIONAL INVESTMENT CAPITAL TO FUND THESE EXPENSES.

We raised $22,000,000 in gross proceeds and satisfied $1,200,000 in debt we incurred in our May 2003 bridge financing in the equity financing. The following table sets forth in approximate terms use of these proceeds from September 2003 through December 31, 2003. These figures are not audited:


Gross Proceeds:                                  $22,000,000

Use of Proceeds:
     EVLT(R) Patent Acquisition                 $ 2,250,000
     Retirement of December 2002 Notes            2,132,000
     Equity financing costs                       1,160,000
     Reduction in trade payables                  1,141,000
     Retirement of short term notes                 438,000
     Augenbaum Settlement                           150,000
     Working capital 9/1/03-12/31/03              1,329,000
                                                 ----------
     Total                                      $ 8,600,000

Net Balance of Proceeds
as of December 31, 2003:                        $13,400,000
                                               ============


(1) Includes principal and interest of approximately $1,575,000 on notes held by Samuel Belzberg, an affiliate.

We will apply the balance of these proceeds, together with our operating revenue, to pay for our general working capital needs. The additional capital which we received from our equity financing may not be sufficient to pay for all of our required expenditures if we have underestimated our expenditures or have overestimated our revenues when we prepared our business plan. We may need additional resources to fund the growth, acquisitions and working capital that our business plan envisions. The timing and amount of our future capital requirements will depend on many factors, including:

      - the scope and results of preclinical studies and clinical trials;

      - the time and costs involved in obtaining regulatory approvals;

      - the costs involved in preparing, filing, prosecuting, maintaining and enforcing our patents; - the costs involved in any potential litigation;

      - competing technological and market developments;

      - our ability to establish additional collaborations;

      - changes in existing collaborations;

      - our dependence on others for development of our potential products;

      - the cost of manufacturing, marketing and distribution;

      - the opportunities available for making acquisitions that would enhance our business; and

      - the effectiveness of our activities.

If we require additional funds, we cannot be certain that such funds will be available to us on reasonable terms, or at all. In particular, given our capital structure after completing the equity financing and the current market price of our common stock, we may not be able to attract further new investment capital in the near future. The inability to obtain additional financing could cause us to reduce or cease operations, sell all or a portion of our assets, seek a sale of our business or enter into a business combination with a third party.

WE MAY NEED TO EXPAND OUR EXISTING MARKETING AND SALES RESOURCES.

Our marketing and sales resources may not be adequate for the successful commercialization of our products. Currently, we rely primarily on direct sales representatives for the US market and independent distributors for the international market. Direct sales representatives are our employees. Direct sales representatives are paid a salary plus commissions on sales they make. Distributors purchase products from us and then resell our products and services to third parties. We use distributors primarily for sales in Canada and the international market. Our officers and employees develop and implement our marketing strategy, although we do periodically engage non-employee consultants, acting as independent contractors, to assist us in these efforts.

Market forces, such as increasing competition, increasing cost pressures on our customers and general economic conditions, may require us to devote more resources to our sales and marketing efforts, such as changing the composition of our sales and marketing staff and changing our marketing methods. These changes may result in additional expenses. For example, we will incur additional salary expenses as we increase our direct sales force, or if we hire direct sales representatives to replace independent sales representatives or distributors that we use. Similarly, if we increase our reliance on marketing consultants to assist us, we will incur greater costs. If we decide to increase our advertising, we will also incur higher sales and marketing costs.

If we expand our sales force and increase our marketing activities, we cannot make any assurances that those efforts will result in more sales or higher revenue. Also, we cannot make any assurances that the increased costs we incur by expanding our sales and marketing resources will result in greater sales or in higher revenue. Further, even if we increase our spending on sales and marketing, we may not be able to maintain our current level of sales.

WE MAY NEED TO EXPAND OUR EXISTING MANUFACTURING AND DISTRIBUTION CAPABILITIES.

Our manufacturing and distribution capabilities, and any current or future arrangements with third parties for these activities, may not be adequate for the successful commercialization of our products.

To be successful, we must manufacture our products in commercial quantities and at acceptable costs as required by current good manufacturing practices, the FDA and the applicable standards of other regulators. We currently have the capacity to manufacture products at certain commercial levels within existing good manufacturing practices. Future regulatory clearances by the FDA and other regulatory agencies could result in the need to expand manufacturing operations. If we expand our manufacturing capabilities, we would need to spend substantial funds, hire and retain significant additional personnel and comply with extensive regulations. If we are not able to expand our manufacturing capabilities, or are unable to continue to comply with good manufacturing practices, our ability to grow and to maintain our competitiveness may be significantly hindered.

WE RELY ON OUR AGREEMENTS WITH OUR SUPPLIERS. IF WE FAIL TO MAINTAIN OR ESTABLISH THESE AGREEMENTS, WE MAY NOT BE ABLE TO OBTAIN MATERIALS THAT ARE NECESSARY TO DEVELOP OUR PRODUCTS AND THEIR APPLICATIONS.

We depend on outside suppliers for certain raw materials and other components for our products. Raw materials or components that we need may not always be available at our standards or on acceptable terms, if at all, and we may be unable to get alternative suppliers or produce needed materials or components on our own. If we cannot obtain these raw materials or components, we may be unable to make our products in sufficient quantities to meet our customers' needs. We may also be unable to develop new products and applications and conduct clinical trials. This will, in turn, hinder our ability to obtain regulatory approval of these applications, thereby impairing our ability to expand our markets or create products for new treatments.

THERE ARE SUBSTANTIAL CONCERNS REGARDING SAFETY AND HEALTH IN THE U.S. MEDICAL PRODUCTS INDUSTRY. WE MAY NOT HAVE ADEQUATE PROTECTION AGAINST PRODUCT LIABILITY OR RECALL, AND WE MAY HAVE TO PAY A SIGNIFICANT AMOUNT OF MONEY ON LIABILITY CLAIMS OR RECALLS.

Testing, manufacturing and selling medical products and applications entails significant inherent, industry-wide risks of allegations of product liability. The use of our products in clinical trials and the sale of our products may expose us to liability claims of patients or others who use our products in connection with clinical trials or sales of treatments offered by our customers. We currently carry insurance against these risks, but that insurance coverage may not be adequate to cover all our liabilities.

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

IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS, OUR BUSINESS COULD BE ADVERSELY AFFECTED.

We rely on a combination of patents, licenses, trade secrets and know-how to establish and protect our proprietary rights to our technologies and products. As of December 31, 2003, we held 24 patents in the U.S. and foreign countries. We currently have patents for the following inventions we use in our laser devices and systems:

      -     endovascular laser treatment of varicose veins, used in EVLT(R);

      -     solid state laser diode light source;

      -     high power light source;

      -     peltier-cooled apparatus; and

      -     medical spacing guide.

Of the patents, five are principal patents and 19 are counterparts of the principal patents filed in different jurisdictions. These patents expire at various times from 2011 to 2019.

In addition to the foregoing patents which we own, we also license certain patented technology. Although we have an ownership interest in the EVLT(R) patent that we purchased in September 2003 from one of the inventors of this technology, we also licensed the rights in the same patent from all of the other inventors on an exclusive basis. We also sub-license technology used in our OPTIGUIDE(R) fiber optic diffuser used in photodynamic therapy applications on a non-exclusive basis from the licensee. See the risk factor captioned "The Termination of Licenses that We Now Have for Some of the Technology that We Use Could Enable Competitors to Offer Products Similar to Ours or Prevent Us from Offering Our Products" and "Description of Business - Patents, Trademarks and Proprietary Technology" for more information regarding these licenses.

We cannot guarantee that the steps that we have taken or will take to protect our proprietary rights will be adequate to deter misappropriation of our intellectual property. Patents already granted to us could also be declared invalid. In addition to seeking formal patent protection whenever possible, we attempt to protect our proprietary rights and trade secrets by entering into confidentiality and non-compete agreements with employees, consultants and third parties with which we do business. However, these agreements can be breached and if they are, there may not be an adequate remedy available to us, and we may be unable to prevent the unauthorized disclosure or use of our technical knowledge, practices or procedures. If our trade secrets become known, we may lose our competitive advantage.

In addition, we may not be able to detect unauthorized use of our intellectual property and take appropriate steps to enforce our rights. If third parties infringe or misappropriate our patents or other proprietary rights, our business could be seriously harmed. We may be required to spend significant resources to monitor our intellectual property rights. We may not be able to detect infringement of these rights, and consequently we may lose our competitive advantages associated with our intellectual property rights before we do so. In addition, competitors may design around our technology or develop competing technologies that do not infringe on our proprietary rights.

WE MAY BE SUBJECT TO INTELLECTUAL PROPERTY CLAIMS, WHICH COULD BE COSTLY AND TIME CONSUMING AND COULD DIVERT OUR MANAGEMENT AND KEY PERSONNEL FROM OUR BUSINESS OPERATIONS.

Although we do not believe that any of our products infringe the intellectual property of third parties, we may be unaware of intellectual property rights of others that may be used in our technology and products. Third parties may claim that we are infringing their intellectual property rights. Third parties may also claim that our patents have been improperly granted and may seek to invalidate our existing or future patents. Although we do not believe that any of our active patents should be subject to invalidation, if any claim for invalidation prevailed, the result could be greatly expanded opportunities for third parties to manufacture and sell products which compete with our products.

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

THE TERMINATION OF LICENSES THAT WE NOW HAVE FOR SOME OF THE TECHNOLOGY THAT WE USE COULD ENABLE COMPETITORS TO OFFER PRODUCTS SIMILAR TO OURS OR PREVENT US FROM OFFERING OUR PRODUCTS.

We currently have two technology licenses that are material to our business. The first license relates to our EVLT(R) product line and the second relates to our OPTIGUIDE(R) fiber optic diffuser. See "Business - Patents, Trademarks and Proprietary Technology" for detailed information regarding these licenses.

We have an exclusive license to the technology we use in our EVLT(R) products with four of the five inventors of this technology. We also acquired directly from the fifth inventor all of his rights to the EVLT(R) patent. If we were to breach our obligations under the exclusive license, while we could still make, use or sell our EVLT(R) products and services under our own title to the EVLT(R) patent, the other inventors could license the EVLT(R) patent to our competitors, which would reduce our competitive advantage and could result in lower revenue.

The second license relates to our photodynamic therapy product line. This is a sublicense for patented technology that we currently use in our OPTIGUIDE(R) fiber optic diffuser. Our sublicense for this technology is non-exclusive. The term of this sublicense is for the term of the primary exclusive license from the patent owner to our licensor. The term of the primary exclusive license is the same as the term of the patent.

If our license for the OPTIGUIDE(R) technology is terminated, we may not have access to components that we need to manufacture our OPTIGUIDE(R) products. We may not be able to find an alternative technology source to continue manufacturing these products on reasonable terms or at all.

WE MAY NOT BE ABLE TO ATTRACT AND RETAIN KEY PERSONNEL AND CONSULTANTS. IF WE FAIL TO DO SO, WE MAY NOT BE ABLE TO DEVELOP OUR APPLICATIONS.

Our success depends in large part on our ability to attract and retain highly qualified management and other personnel. We depend upon the principal members of our management team, key employees, staff and consultants that we engage from time to time. Competition for this talent is intense, and we may not be able to continue to attract and retain this talent. If we are unable to attract and retain skilled personnel, our business would suffer.

We have limited resources to attract and retain personnel. Our ability to compensate and provide incentives to management and our employees depends on our financial resources and the availability of equity compensation. In the second quarter of 2003, the board of directors approved a new stock option plan providing for up to 40,000,000 shares of common stock to be issued to our officers, directors, employees and consultants. This new option plan required stockholder approval before we could grant any stock options or other equity compensation under the plan. We obtained stockholder approval at our annual meeting of stockholders held on November 25, 2003.

In addition, our directors and senior officers are likely to require that we maintain directors and officers insurance at levels comparable to that which we have maintained in the past. This type of coverage has become increasingly difficult to obtain, and the premiums for this coverage have increased significantly recently. Our current directors' and officers' liability insurance policies provide this coverage through February 2005. If we are unable to provide adequate compensation or are unable to obtain sufficient directors and officers insurance coverage, we may not be able to attract or retain key personnel.

Personnel changes may disrupt our operations. Hiring and training new personnel will entail costs and may divert our resources and attention from revenue-generating efforts. From time to time, we also engage consultants to assist us in our business and operations. These consultants serve as independent contractors, and we therefore do not have as much control over their activities as we do over the activities of our employees. Our consultants may be affiliated with or employed by other parties, and some may have consulting or other advisory arrangements with other entities that may conflict or compete with their obligations to us. Inventions or processes discovered by these persons will not necessarily become our property. If we are unable to find alternative talent, we will not be in a position to avoid or negotiate terms that would seek to protect us from these conditions.

WE MAY SUFFER LOSSES OR ENCOUNTER OTHER PROBLEMS AS A RESULT OF FUTURE BUSINESS COMBINATIONS AND ALLIANCES.

We may expand our operations and market presence by entering into business combinations, joint ventures, co-branding or other strategic alliances with other companies. These transactions create risks, such as:

      - difficulty in assimilating the operations, technology and personnel of the combined companies;

      - the disruption of our ongoing business, including loss of management focus on existing businesses and other market developments;

      -     problems retaining key technical and managerial personnel;

      -     expenses associated with the amortization of intangible assets;

      -     additional operating losses and expenses of acquired businesses;

      - impairment of relationships with existing employees, customers and business partners; and

      - additional losses from any equity investments we might make or the assumption of liabilities from third parties that we combine with.

We may not succeed in addressing these risks, and we may not be able to make business combinations and strategic investments on terms that are acceptable to us. In addition, any business we may acquire may incur operating losses.

WE ARE SUBJECT TO UNCERTAINTIES REGARDING HEALTH CARE REIMBURSEMENT. IF OUR PRODUCTS AND THEIR APPLICATIONS ARE NOT ROUTINELY COVERED BY MEDICAL INSURANCE, THEN WE MAY BE UNABLE TO ACHIEVE MARKET ACCEPTANCE OR GENERATE PROJECTED REVENUES.

Various health care providers and third party payors may refuse to cover our products and/or their particular medical applications. If the patients who use our treatments do not obtain coverage, patient demand for our applications may decrease and as a result, physicians may not purchase our products. Our ability to commercialize our products successfully depends, in part, on the extent to which third parties make reimbursement available for these products and related treatments. These third parties include collaborative partners, government health administration authorities, private health insurers, managed care entities and other organizations. Increasingly, these payors are challenging the price of medical products and services and establishing protocols and formularies, which effectively limit physicians' ability to select products and procedures. Uncertainty exists as to the reimbursement status of health care products, especially innovative technologies. Additionally, reimbursement coverage, if available, may not be adequate for us to achieve market acceptance of our products or to maintain price levels sufficient for us to realize an appropriate return on our products. If payors decide not to continue covering our products, our sales may not meet our projections.

Further, our strategy depends in part on our collaborative partners, for example, a drug company that uses our lasers in connection with its drug for a photodynamic therapy application. As a result, our ability to commercialize our products may be hindered if cost control initiatives, such as reducing reimbursement rates or amounts, adversely affect our collaborators or the clinical applications they market or are seeking to develop.

FAILURE  TO  OBTAIN  PRODUCT  APPROVALS  OR  COMPLY  WITH  ONGOING  GOVERNMENTAL
REGULATIONS COULD ADVERSELY AFFECT OUR ABILITY TO MARKET AND SELL OUR PRODUCTS AND SERVICES AND COULD RESULT IN LOSSES.

We have been successful in receiving governmental clearances for the products listed below along with their indications for use:


                PRODUCT                                               INDICATION FOR USE
               ---------                                              ---------------------
EVLT(R) kit and D15 plus diode laser         Closure of the  greater  saphenous  vein with  reflux of the thigh for treatment of varicose veins

Diomed 15 plus and 30 plus                   Open and  endoscopic  surgical  procedures  in fields such as urology, gastroenterology,  gynecology and neurosurgery;  applications  include treatment of vascular lesions and pigmented lesions

Diomed 630 PDT                               Combination  pre-market  approval  application  for Photofrin  used in palliation of esophageal cancer and endobronchial  non-small cell lung cancer and for treatment of Barrett's Esophagus

EVLT(R)  kit and D15  plus and               Treatment  of  varicose  veins  and varicosities  associated  with  the
D30  plus  diode  lasers                     vein reflux of the greater saphenous vein


The production and marketing of our products and our ongoing research and development, preclinical studies and clinical trial activities are subject to extensive regulation and review by numerous governmental authorities in the United States, including the FDA, and similar regulatory agencies in other countries. Before we can market them, most medical devices that we develop, and all of the drugs we use in conjunction with those devices, must undergo rigorous preclinical studies and clinical trials and clear an extensive regulatory approval process administered by the FDA and comparable foreign authorities. These processes involve substantial costs and can often take many years. As a result of the required up-front costs for regulatory approval and relatively long time between developing a product and being able to sell it and generate revenue, we may incur losses and negative cash flows. Regulations provide that failure to comply with the applicable requirements can, among other things, result in non-approval, suspensions of regulatory approvals, fines, product seizures and recalls, operating restrictions, injunctions and criminal prosecution. We have limited experience in performing regulatory activities, we have limited resources available for handling regulatory matters. We rely on our collaborative partners and outside consultants to assist us with our regulatory needs.

We must compile and submit to the FDA or other applicable regulators new indications of use as we determine new clinical applications for our products. We may also be required to seek regulatory clearance for modifications to our existing platform of lasers and disposable products, including changes to suppliers, which must satisfy the FDA's applicable criteria or the criteria of other applicable regulators. We believe that we have not reached this threshold in our program and are not now required to submit an application to the FDA for any changes we have made to our previously reviewed products. In the future, however, we may decide to alter certain disposables or lasers in a manner such that the FDA or other applicable regulators outside the United States will review and approve the change. If we are required to seek FDA approval for future indications or modifications to our existing products or services, we or our collaborative partners may be unable to satisfy the conditions imposed by the FDA (or other regulators). As a result, we may be required to abandon applications for regulatory approval we make, or we may be unable to obtain FDA clearances or other approvals we seek, and therefore we may be unable to offer products and services relating to the new indications of use or product modifications that we identify.

As to our EVLT(R) product line, in January 2002 the FDA granted clearance for using a diode laser fiber to close the greater saphenous vein to treat superficial reflux. In December 2002 the FDA granted clearance for expanded indications for use of EVLT(R) including Diomed's D15plus and D30plus diode lasers and disposable kits for the treatment of varicose veins and varicosities associated with the superficial vein reflux of the greater saphenous vein.

As to photodynamic therapy, in August 2003, a combination preliminary market application for a new photodynamic therapy treatment was cleared by the FDA. Our collaborative partner, Axcan Pharma, filed the application. The application is for a new indication for use of our existing photodynamic therapy product in combination with Axcan Pharma's drug, Photofrin(R), for the treatment of high grade dysplasia associated with Barrett's Esophagus.

We are also subject to the Radiation Control for Health and Safety Act with laser radiation safety regulations administered by the Center for Devices and Radiological Health of the FDA. We may be subject to fines or other penalties for failure to comply with these regulations. See "Description of Business--Government Approval."

WE MAY NOT BE ABLE TO KEEP UP WITH RAPID CHANGES IN THE MEDICAL DEVICES INDUSTRY. AS A RESULT, SOME OR ALL OF OUR PRODUCTS COULD BECOME OBSOLETE. COMPETING PRODUCTS AND TECHNOLOGIES MAY ALSO MAKE SOME OR ALL OF OUR PROGRAMS OR POTENTIAL PRODUCTS NONCOMPETITIVE OR OBSOLETE.

Our industry is subject to rapid, unpredictable and significant technological change. Competition is intense. Well-known pharmaceutical and medical device companies are marketing well-established therapies for the treatment of cancer and other diseases. Doctors may prefer existing methods rather than try our products. Therefore, we may be unable to meet our sales goals. Many companies are also seeking to develop new products and technologies for medical conditions for which we and our collaborative partners are developing treatments. Our competitors may succeed in developing products that are safer or more effective than ours and in obtaining regulatory approval for future products before we do. As a result, we may not be able to recoup our costs in developing these products. We anticipate that we will face increased competition as new companies enter our markets and as the scientific development of similar treatments evolves.

SINCE TECHNOLOGY IN OUR INDUSTRY IS CONSTANTLY CHANGING, WE FACE TECHNOLOGICAL UNCERTAINTY AND FACE CERTAIN COMPETITIVE DISADVANTAGES.

We are a relatively new enterprise and are engaged in the development of novel therapeutic technologies, such as EVLT(R) and photodynamic therapy. As a result, our resources are limited, and we may experience technical challenges inherent in such novel technologies. Many of our competitors have substantially greater financial, technical and human resources than we do and may also have substantially greater experience in developing products, conducting preclinical studies or clinical trials, obtaining regulatory approvals and manufacturing and marketing. Further, our competitive position could be materially adversely affected if our competitors or other third parties establish patent protection, because we may then have to pursue alternate means of developing our products. Existing competitors or other companies may succeed in developing technologies and products that are safer, more effective or more affordable than those that we develop.

SINCE A SUBSTANTIAL PORTION OF OUR REVENUES TO DATE HAVE COME FROM INTERNATIONAL SALES, EVENTS AFFECTING INTERNATIONAL COMMERCE MAY ADVERSELY AFFECT OUR FUTURE INTERNATIONAL SALES, FUTURE REVENUES AND OUR PRODUCTS' FUTURE PROFITABILITY.

International revenue accounted for approximately 45% of our total revenue in 2002 and 38% of our total revenue in 2003. Our key international markets are the European Union, Japan, Australia, South Korea, Peoples Republic of China and Canada. Outside of the European Union, we must obtain country-by-country approval to import our products. Fluctuations in currency exchange rates may negatively affect our ability to compete, in terms of price, against products denominated in local currencies. Our international sales are made through international distributors and their wholly-owned subsidiaries with payments to us typically denominated in the local currencies of the United Kingdom and Europe and in U.S. dollars in the rest of the world. We believe that the US is the single largest market for EVLT(R). We anticipate that the comparative portion of our total revenues derived from international sales will decrease as our sales of EVLT(R) in the US will increase, due to our emphasis on selling EVLT(R) in the US. However, we expect that international sales will continue to provide a significant portion of our total revenues.

BUSINESS INTERRUPTIONS COULD KEEP US FROM DEVELOPING OUR PRODUCTS' CLINICAL APPLICATIONS AND INCREASING OUR REVENUES.

Natural or man-made disasters, such as fires, earthquakes, power losses, telecommunications failures, terrorist attacks, military operations and other events beyond our control may interrupt our operations. We do not have a detailed disaster recovery plan. In addition, we may not carry sufficient business interruption insurance to compensate us for losses that may occur and any losses or damages we incur could have a material adverse effect on our cash flows and success as an overall business.

                                       ***

The following risks relate principally to our commercialization of our current and future products and their clinical applications:

SOME OF OUR PRODUCTS, SUCH AS EVLT(R), MAY NEVER BE SUCCESSFULLY COMMERCIALIZED, AND, THEREFORE, THESE PRODUCT LINES MAY NEVER BECOME PROFITABLE OR ALLOW US TO RECOUP EXPENSES INCURRED IN THEIR DEVELOPMENT.

We must be able to effectively develop, market and sell our products in order to make a profit. Commercialization depends upon:

      - successfully completing development efforts or our collaborative partners, including finding new clinical applications for our existing products;

      -     obtaining the required regulatory approvals;

      -     manufacturing   our  products  at  an   acceptable   cost  and  with
            appropriate quality;

      -     favorable acceptance of any products marketed; and

      - successful marketing and sales efforts by our partner(s) and ourselves.

We may not successfully achieve some or all of these goals, and if so, our business and our financial condition would be adversely affected. The time frame necessary to achieve these goals for any individual clinical application is uncertain. Most applications will require clinical studies and clinical trials, and all applications will require regulatory approval prior to commercialization. The likelihood of our success must be considered in light of these and other problems, expenses, difficulties, complications and delays that may arise.

PHOTODYNAMIC THERAPY APPLICATIONS MAY NOT SUCCESSFULLY COMPLETE THE CLINICAL TRIALS PROCESS, AND WE MAY NOT BE ABLE TO PROVE THAT THE METHODS OF TREATMENT ARE SAFE AND EFFECTIVE.

Our principal product line is EVLT(R), and we expect that as sales of our EVLT(R) products and services increase, proportionately less of our total revenue will be derived from photodynamic therapy products and services. Some applications of our existing photodynamic therapy products have been approved by the FDA or other relevant regulators. Other clinical applications for our proposed photodynamic therapy products are also being developed by our collaborative partners, who typically are principally responsible for obtaining and maintaining regulatory approvals. Some of the photodynamic therapy drugs, optical fiber and laser devices that we and our collaborative partners are currently developing require extensive preclinical studies and clinical trials prior to regulatory approval. In addition, although we do not currently plan to do so, should we wish to expand our photodynamic therapy product line in the future, we and our collaborative partners would be required to obtain appropriate regulatory approvals. Many methods of treatment using photodynamic therapy have not completed testing for efficacy or safety in humans. We may be unable to obtain regulatory approval for these applications.

The failure to adequately demonstrate the safety and efficacy of a particular photodynamic therapy product or application could delay or prevent regulatory clearance of the potential product and would negatively impact our business in that our ability to market and sell our products for these applications would be postponed or prevented.

OUR PHOTODYNAMIC THERAPY CLINICAL APPLICATIONS MAY INDUCE ADVERSE SIDE EFFECTS THAT PREVENT THEIR WIDESPREAD ADOPTION OR THAT NECESSITATE WITHDRAWAL FROM THE MARKET AND MAY FORM A BASIS FOR PRODUCT LIABILITY CLAIMS.

Photodynamic therapy drugs, fibers and laser devices may induce undesirable and unintended side effects that may prevent or limit their commercial adoption and use. One such side effect may be a period of photosensitivity to bright light for a certain period of time after receiving photodynamic therapy treatment. This period of photosensitivity typically declines over time. Currently, this photosensitivity is being explored and evaluated in clinical trials. Even after the FDA and other regulatory authorities grant us their approvals, our products may later induce unanticipated adverse side effects that prevent widespread use or necessitate withdrawal of the products from the market. The manifestation of such side effects could cause our business to suffer because we may not be able to recover the costs we have incurred in developing these applications, and additionally, could create product liability issues for us.

MARKET ACCEPTANCE OF OUR PRODUCTS OR THEIR USES IS UNCERTAIN. FAILURE TO ACHIEVE MARKET ACCEPTANCE WILL HARM OUR BUSINESS' OVERALL CHANCES FOR PROFITABILITY.

Even if regulators approve our products for marketing, our products may not achieve market acceptance. Our revenues would suffer as a result. The degree of market acceptance will depend upon a number of factors, including:

            - the establishment and demonstration in the medical community of the safety and efficacy of our clinical applications and their potential advantages over existing applications;

            -  the  pricing  and   reimbursement   policies  of  government  and
third-party   payors,   such  as   insurance   companies,   health   maintenance
organizations and other plan administrators; and

            - the general willingness of physicians, patients, payors or the medical community to accept, utilize or recommend any of our applications.

In particular, since most photodynamic therapy treatments still are in clinical trials, there is no long-term safety or efficacy data available. The medical profession may, therefore, prefer to prescribe conventional alternatives to PDT, such as surgery, chemotherapy and radiation. If our products and clinical applications are not accepted due to these or other factors, our business will not develop as planned and may be harmed.

IF WE ARE UNABLE TO SUCCESSFULLY MAINTAIN OUR RELATIONSHIPS WITH PHOTODYNAMIC THERAPY DRUG COMPANIES AND ESTABLISH COLLABORATIVE AND LICENSING ARRANGEMENTS, WE MAY BE UNABLE TO DEVELOP OUR PRODUCTS AND APPLICATIONS. BECAUSE OUR PRODUCTS MAY NEVER BECOME MARKETABLE, OUR REVENUES MAY BE ADVERSELY AFFECTED.

We enter into collaborative relationships with photodynamic therapy drug companies for research and development, preclinical studies and clinical trials, manufacturing, sales and distribution of our products and their application. Currently our most active collaborative arrangement is with Axcan Pharma. Most other collaborative agreements are at earlier stages of development or are not currently active. Our collaborative partners use our technology to activate the drug for which they are seeking FDA clearance for the drug/laser/fiber combination. As we are not in a position to influence the outcome of the medical trials involved in obtaining FDA clearance, we are wholly dependent upon our collaborative partners' success in these medical trials and in completing the FDA clearance process. Our current and future collaborations are important to us because they allow us access to research, development or testing resources that we would otherwise not have. We intend to continue to rely on these kinds of arrangements.

Some of the risks and uncertainties related to our reliance on collaborations are:

            -  we  may  not  be  able  to  negotiate  acceptable   collaborative
arrangements, including those based upon existing agreements;

            -  we  may  not  be  able  to  negotiate   extensions   of  existing
collaborative agreements, or the terms of any such extensions may be less favorable to us;

            - our future or existing collaborative arrangements may not result in products that we can market and sell;

            - our collaborative relationships may restrict us;

            - our collaborative partners may be free to pursue alternative technologies or products either on their own or with others, including our competitors, for the medical problems that our applications and products target; our collaborative partners may fail to fulfill their contractual obligations to us or terminate their relationships with us, in which event we may be required to seek other collaborative partners, or expend substantial resources to pursue these activities independently, and these efforts may not be successful; and

            - we may not be able to manage, interact and coordinate our timelines and objectives with our collaborative partners successfully.

                                       ***

The following risks relate principally to our common stock and its market value:

OUR COMMON STOCK COULD BE SUBJECT TO SUBSTANTIAL PRICE AND VOLUME FLUCTUATIONS DUE TO A NUMBER OF FACTORS, MANY OF WHICH WILL BE BEYOND OUR CONTROL, AND THOSE FLUCTUATIONS MAY PREVENT OUR STOCKHOLDERS FROM RESELLING OUR COMMON STOCK AT A PROFIT.

The securities markets have experienced extreme price and volume fluctuations during the past three years, and the market prices of the securities of emerging companies and technology-oriented companies have been especially volatile. In the past, companies that have experienced volatility in the market price of their stock have been the subject of securities class action litigation. Securities class action litigation could result in substantial costs, liabilities and a diversion of management's attention and resources. For example, as a result of the Augenbaum class action litigation commenced in July 2003, discussed in detail under "Litigation" below, we adjourned our annual stockholders meeting, made certain adjustments to our preferred stock and negotiated a settlement of this litigation, all in August 2003. This required significant attention by our management and entailed legal and other related expenses, and may have had a negative impact on the trading price of our common stock. The shares of common stock recently issued in our equity financing became freely tradeable when the SEC declared the corresponding registration statement effective on February 10, 2004 and may enter the trading market, which may result in lower trading prices if there are not sufficient purchasers to absorb the common stock as it enters the trading market.

Since the February 14, 2002 merger by which we became a public company through December 31, 2003, the price and trading volume of our common stock has ranged widely. During this period, the highest closing price of our common stock was $8.80 on March 8, 2002, and the lowest closing price of our common stock was $.10 on March 24, 2003.

OUR COMMON STOCK HAS ONLY BEEN PUBLICLY TRADED SINCE FEBRUARY 22, 2002. THE PRICE OF OUR COMMON STOCK HAS FLUCTUATED WIDELY AND WE EXPECT THAT THE PRICE OF OUR COMMON STOCK COULD CONTINUE TO FLUCTUATE SUBSTANTIALLY.

Until shortly after the February 14, 2002 merger, there was not any significant public market for our common stock. On February 22, 2002, shares of our common stock became listed for trading on the American Stock Exchange. We cannot be certain that the American Stock Exchange will maintain our listing if we fall below its listing qualifications or do not comply with other applicable American Stock Exchange rules. An issuer's securities may be delisted by the American Stock Exchange if the issuer fails to meet certain financial criteria, or if a listed security trades at a low market price for a substantial period of time. We have not received notice from the American Stock Exchange threatening to delist our common stock, but if we do receive such a notice in the future, we cannot be certain that we will be able to take corrective action requested by the American Stock Exchange to avoid delisting.

If our shares are not listed on the American Stock Exchange, our shares are likely to be quoted on the Over-the-Counter Bulletin Board of the National Association of Securities Dealers, where they have previously been quoted, but where there may be less trading of our shares.

The market price for our common stock will be affected by a number of factors, including:

      -     developments within our own company;

      - our announcements of new products or new clinical applications for our products;

      - our competitors' announcements of new products or new clinical applications;

      -     quarterly   variations  in  our  or  our  competitors'   results  of
            operations;

      -     changes  in  earnings   estimates,   recommendations  by  securities
            analysts or our failure to achieve analysts' earning estimates;

      -     developments in our industry;

      - the number of shares of our common stock that are available for trading in the markets at any given time; and

      - general market conditions and other factors, including factors unrelated to our or our competitors' operating performance.

In addition, the stock prices of many companies in both the medical device and medical services industries have experienced wide fluctuations, often unrelated to the operating performance of those companies. These factors and industry price fluctuations may materially and adversely affect the market price of our common stock.

SALES OF OUR STOCK BY STOCKHOLDERS PRIOR TO THE FEBRUARY 14, 2002 MERGER MAY HAVE A POTENTIAL IMPACT ON US.

Prior to the February 14, 2002, there was both public and private trading in the shares of Natexco Corporation, which became Diomed Holdings, Inc. in the merger. Although no buyers or sellers in those transactions have asserted any claims against us, we cannot be certain that those buyers or sellers will not assert claims arising out of their purchases and sales of shares, and we cannot predict whether those claims will involve us. To the extent that we are involved, this may entail expense and diversion of management's attention, and if we are found to be have done something improper, then we may have financial liability, or we may be required to issue additional shares of stock or take other corrective action.

OUR NEW INVESTORS HAVE SIGNIFICANT VOTING POWER AND HAVE INFLUENCE ON THE COMPOSITION OF OUR BOARD OF DIRECTORS.

Our new investors in the equity financing (including the placement agent and those investors who formerly held preferred stock that we exchanged for common stock in connection with the equity financing) control approximately 83% of our common stock (assuming the exercise of approximately 41,000,000 warrants we issued to our placement agent as part of its compensation for the placement agent's services in connection with the equity financing).

Furthermore, investors holding approximately 80% of the shares that we issued in the equity financing (including Gibralt US, which is controlled by Samuel
Belzberg, one of our directors until February 2004) became parties to a stockholders' agreement to which we are also a party. The stockholders' agreement contains provisions regarding our board of directors. We agreed to use our best efforts to cause the size of the board to be increased to nine directors after completing the equity financing, and to cause to be nominated for election to the board three persons selected by those investors who are parties to the stockholders' agreement. We also agreed to use our best efforts to cause the board of directors to appoint one of the investors' designees as one of the members of the committees of the board of directors.

After we completed the equity financing, we amended our certificate of incorporation to permit us to have up to nine directors. Samuel Belzberg advised us that he intended to resign after the investors have exercised their right to select three directors, and we expected the remaining six members of the board of directors to nominate and appoint the three persons designated by the investors to fill the vacancies created by Mr. Belzberg's resignation and the increase in the size of the board. The investors who are parties to the stockholders' agreement have designated to us three persons they wished to be nominated as directors. These persons are Sidney Braginsky, Edwin Snape, Ph.D. and Joseph Harris. On January 20, 2004, the board of directors appointed Mr. Braginsky and Dr. Snape to the board. At that time, Mr. Braginsky joined the board's Audit Committee and Dr. Snape joined the board's Compensation Committee. Effective February 23, 2004, Samuel Belzberg resigned as a director. On February 24, 2004, the board of directors appointed Mr. Harris to the board. At that time, Mr. Harris became Audit Committee Chairman and Mr. Brooks, the previous Audit Committee Chairman, will continue to serve as a member of the Audit Committee. Biographical information regarding Mr. Braginsky, Dr. Snape and Mr. Harris is included under Part III, Item 9, "Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act," below.

We and Gibralt US agreed with the investors that the size of the board of directors would remain at nine and we will use our best efforts to nominate for election to the board of directors at each annual meeting of stockholders three persons designated by those investors who are parties to the stockholders' agreement. The agreement with regard to the nomination of directors terminates when the investors who are parties to the stockholders' agreement cease to beneficially own more than 50% of the investors' shares that are subject to the agreement. Gibralt US also agreed to vote its voting securities in favor of the election of the investors' three designees during the first three years after the completion of the equity financing.

As a result of the high percentage of ownership of our outstanding shares and the right to designate three director nominees, the investors may be able to control the management and affairs of our company. These stockholders' interests may vary from yours. The concentration of ownership may also delay or prevent a change in control and might adversely affect the market price of our common stock. Therefore, concentration of ownership may not be in the best interest of our other stockholders.

WE HAVE NOT PAID DIVIDENDS IN THE PAST AND DO NOT EXPECT TO PAY DIVIDENDS IN THE FUTURE. ANY RETURN ON INVESTMENT MAY BE LIMITED TO POTENTIAL FUTURE APPRECIATION ON THE VALUE OF OUR STOCK.

We have never paid cash dividends on our stock and do not anticipate paying cash dividends on our stock in the foreseeable future. The payment of dividends on our stock, if ever, will depend on our earnings, financial condition and other business and economic factors affecting us at such time as the board of directors may consider relevant. If we do not pay dividends, our stock may be less valuable because a return on investment will only occur if and to the extent that our stock price appreciates, and if the price of our stock does not appreciate, then there will be no return on investment.

A SALE OF A SUBSTANTIAL NUMBER OF SHARES OF OUR COMMON STOCK MAY CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE AND MAY IMPAIR OUR ABILITY TO RAISE CAPITAL IN THE FUTURE.

If our stockholders sell substantial amounts of our common stock in the public market, including shares issued upon the exercise of outstanding options or warrants, the market price of our common stock could fall. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at times and prices that we deem reasonable or appropriate.

Nearly all of the approximately 358,000,000 shares of our common stock currently outstanding (on a fully-diluted basis, assuming the exercise of all of the approximately 41,000,000 warrants we issued in connection with the equity financing), are available to trade publicly (including shares held by affiliates). We recently issued 287,038,371 shares of common stock in connection with our equity financing and also issued warrants to purchase an additional 40,879,063 shares of common stock, of which 11,010,057 were exercised as of December 31, 2003 using their cashless exercise feature and resulting in our issuance of 10,977,676 shares of common stock and 29,869,006 warrants have not been exercised as of December 31, 2003. All 327,917,434 shares we issued in connection with the equity financing (including the shares underlying warrants) were registered when the SEC declared the corresponding registration statement effective on February 10, 2004 and accordingly are freely tradeable in the public market by their holders. In addition, we registered up to 29,711,749 shares of common stock under a seperate offering to be made to our stockholders as of August 29, 2003. These shares will be freely tradable upon their issuance after the completion of the offering, which is from March 3, 2004 through 5:00 PM EST on April 16, 2004, unless we choose to extend the offering period.

The equity financing which closed on November 25, 2003 and the May 2003 exchange transaction are described in detail under Item 5, "Market for Common Equity and Related Stockholder Matters." The number of shares issued under these transactions are as follows:


UNDERLYING BASIS FOR ISSUANCE                          NUMBER OF SHARES
------------------------------                         -----------------
Exchange of Class E Shares                                 27,117,240

Exchange of Class F Shares                                  3,021,552

Conversion of Secured Bridge Notes
Issued in First Closing of Equity Financing                87,437,500

Sale of Investors' Shares at Second Closing of
Equity Financing                                          167,000,000

Conversion of Interest on Secured Bridge Notes
at Second Closing of Equity Financing                       1,632,177

Conversion of Interest on Class D Notes at Second
Closing of Equity Financing                                   482,335

Conversion of Interest earned on investors'
Funds while in escrow pending the final closing of
Equity Financing                                              347,567

Exercise of Warrants Issued to Placement Agent

In Connection with Equity Financing                        40,879,063(1)
                                                        -------------
TOTAL:                                                    327,917,434
                                                        =============

(1) Assumes the full exercise of all 40,879,063 warrants we issued to our placement agent in connection with the equity financing. The figure 40,879,063 represents the maximum number of shares underlying the warrants, assuming no warrants are exercised using the cashless exercise feature. As of March 22, 2004, a total of 14,751,653 of these warrants have been exercised and canceled, and 26,127,410 warrants are unexercised and remained outstanding. The warrant holders who exercised their warrants to date used the cashless exercise feature of these warrants. As a result of the cashless exercise, the warrant holders did not pay us in cash for the exercise price of the warrants, but we did not have to issue the full amount of shares underlying the warrants exercised. Accordingly, we issued a total of 14,127,534 shares of common stock upon exercise of the 14,751,653 warrants.

As to any shares of common stock which are not covered by an effective registration statement, the SEC's Rule 144 will govern resale of these shares and, in general, stockholders will be able to sell their shares subject to the volume and manner of sale limitations of Rule 144, beginning one year after the stockholders acquired these shares.

WE HAVE ISSUED APPROXIMATELY 287,000,000 SHARES OF COMMON STOCK, INCLUDING APPROXIMATELY 54,000,000 SHARES ISSUED TO AFFILIATES, AND WE ISSUED WARRANTS TO PURCHASE APPROXIMATELY 41,000,000 SHARES OF COMMON STOCK AT A SUBSTANTIAL
DISCOUNT TO THE TRADING PRICE OF OUR COMMON STOCK, WHICH COULD LEAD THESE STOCKHOLDERS TO SELL THEIR SHARES WHEN THEY BECOME FREELY TRADABLE IF THEY CAN REALIZE A PROFIT AT THAT TIME.

In connection with our equity financing, we issued approximately 287,000,000 shares of common stock and warrants to purchase up to approximately 41,000,000 shares of common stock. Details regarding these issuances are provided below.

      COMMON STOCK

On November 25, 2003, the date we completed our equity financing, the closing price of our common stock on the American Stock Exchange was $0.32 per share. We issued shares of common stock in connection with the equity financing at prices of $0.10 per share and less. These shares became freely tradable when the SEC declared the corresponding registration statement effective on February 10, 2004. When these shares became freely tradable, the trading price of our common stock was greater than the price paid by the investors in the equity financing, and the investors may seek to sell their shares to immediately realize gains on their investment. If these stockholders sell a substantial number of their shares, the market price of our common stock may decrease substantially.

We issued common stock in connection with the equity financing as follows:


BASIS FOR ISSUANCE                          NUMBER OF SHARES   PRICE PER SHARE
------------------------------------------------------------------------------
Shares issued to investors                    256,899,579         $0.09 (1)
in the equity financing:
(includes 31,059,890 shares
issued to affiliates)

Shares issued upon exchange of                 27,117,240         $0.08 (2)
preferred stock as a condition to
the equity financing, which
preferred stock was issued in
connection with December 2002
interim financing (includes 20,337,930
shares issued to affiliates)

Shares issued upon exchange of                  3,021,552         $0.08 (2)
preferred stock as a condition to
the equity financing, which
preferred stock was issued in
connection with May 2003
interim financing (all of these
shares were issued to affiliates)

      (1) Weighted average price per share paid by investors. Of these shares, 89,069,677 were issued at $0.08 per share and 167,829,902 were issued at $0.10 per share.

      (2) Deemed price per share, based on the closing price of the common stock on April 22, 2003, the effective date of the agreements for the interim financing transaction pursuant to which the preferred stock initially was issued ($0.16 per share) and adjusted to $0.08 to reflect the dilutive effect of the issuance of the approximately 30,000,000 shares of common stock underlying the preferred stock.

Accordingly, if the selling stockholders were to sell their shares at prices above the price they paid for their shares, they will realize a profit. For example, on November 25, 2003, the closing price of our common stock was $0.32. If the investors were to sell all shares purchased in the equity financing at that price, then the investors would realize aggregate profits of approximately $58,000,000, of which approximately $7,000,000 would be realized by our affiliates. Further, assuming that the six holders of shares of common stock that we issued upon exchange of preferred stock as a condition to the completion of the equity financing were to sell their shares at prices above the deemed price for these shares, then they would realize a profit. For example, if selling stockholders were to sell all shares issued to them upon exchange of their preferred stock for $0.32 per share, they would realize aggregate profits of approximately $7,200,000, of which approximately $5,600,000 would be realized by our affiliates.

         WARRANTS

We also issued warrants to purchase 40,879,063 to our placement agent in the equity financing, Sunrise Securities Corp., on September 3, 2003 as partial compensation for its services to us in connection with the equity financing. The weighted average exercise price of these warrants was $0.06 per share and was substantially below the market price of our common stock when we issued the warrants, which was $0.34 on September 3, 2003.

Some of the warrants we issued on September 3, 2003 have already been exercised. As of December 31, 2003, a total of 11,010,057 of the warrants with an exercise price of $0.001 have been exercised for which we issued a total of 10,977,676 shares of common stock. As of March 22, 2004, a total of 14,751,653 of the warrants, including 12,644,332 with an exercise price of $0.001, 558,717 with an exercise price of $0.08 and 1,548,604 with an exercise price of $0.10 have been exercised, and we issued a total of 14,127,534 shares of common stock in that connection. Because these holders used the cashless exercise feature of the warrants, they did not have to pay us the exercise price in cash and we issued fewer than the total number of warrants exercised.

If the holders of these warrants were to exercise their warrants and sell their shares at prices above the exercise price, they would realize a profit from the sale of these shares. Further, if the holders of the warrants having an exercise price of $0.001 per share were to exercise their warrants and sell their shares for more than approximately $0.088 per share, then the value of these securities would exceed the $1,550,000 amount that we would have paid to the placement agent if we had paid cash fees instead of issuing warrants. If the warrant holders were to sell all of the underlying shares for $0.34, which was the closing price of our common stock on September 3, 2003, the date we issued the warrants, the warrant holders would realize gross profits of $11,671,340.

POTENTIAL DILUTION CAUSED BY CURRENTLY OUTSTANDING STOCK OPTIONS, AND WARRANTS MAY REDUCE THE MARKET PRICE OF OUR COMMON STOCK.

As of December 31, 2003, there were outstanding stock options representing 5,558,575 shares of common stock, with exercise prices ranging from $0.08 to $8.23 per share. The weighted average exercise price of the stock options outstanding as of December 31, 2003 was $0.97. In addition, as of December 31, 2003, there were outstanding warrants representing 29,920,930 shares of common stock, with exercise prices varying from $0.001 to $3.50 per share. The weighted average exercise price of all warrants outstanding as of December 31, 2003 was $0.08 per share. We issued 40,879,063 of these warrants on September 3, 2003 to our placement agent in the equity financing, Sunrise Securities Corp., in partial payment of fees that we owed to the placement agent. The warrants issued to our placement agent have exercise prices ranging from $0.001 per share to $0.10 per share. The placement agent subsequently transferred the warrants to several third parties, which the placement agent advises us are nine of its employees, one former employee, a consultant and a charitable trust over whose securities Nathan Low, the president of the placement agent, exercises voting and investment discretion. The names and numbers of warrants at each exercise price held by the placement agent's transferees are set forth under Item 5,
"Market for Common Equity and Related Stockholder Matters." As of December 31, 2003, a total of 11,010,057 of the warrants we issued on September 3, 2003 had been exercised and canceled and 29,869,006 warrants were unexercised and remained outstanding. As of March 22, 2004, a total of 14,751,653 of these warrants had been exercised and canceled and 26,127,410 warrants were unexercised and remain outstanding. The warrant holders who exercised their warrants to date used the cashless exercise feature of these warrants. As a result of the cashless exercise, the warrant holders did not pay us in cash for the exercise price of the warrants, but we did not have to issue the full amount of shares underlying the warrants exercised. Accordingly, we issued a total of 10,977,676 shares of common stock upon exercise of the 11,010,057 warrants exercised as of December 31, 2003 and 14,127,534 shares of common stock upon exercise of the 14,751,653 warrants exercised as of March 22, 2004.

In 2003, we implemented a new stock incentive plan to help incent and compensate our employees and others who assist our business. This new plan allows us to issue options to purchase up to 40,000,000 shares of common stock to employees, directors and consultants. The holders of the options and warrants have the opportunity to profit if the market price for the stock exceeds the exercise price of their respective securities, without assuming the risk of ownership. If the market price of the common stock does not exceed the exercise price of these securities, then they will likely not be exercised and may expire on their respective expiration dates.

After the exercise of options or warrants, an increase in the number of outstanding shares will occur, thus decreasing each shareholder's percentage of our total outstanding equity. When the holders exercise a significant number of these options, the market price of our stock could fall.

As of December 31, 2003, options to purchase a total of 3,037,917 shares of common stock had been granted under the 2003 stock incentive plan, and as of March 22, 2004, options to purchase a total of 25,142,547 shares of common stock had been granted under the 2003 stock incentive plan. None of these options has been exercised as of March 22, 2004.

OUR  CORPORATE   CHARTER  AND  BYLAWS  CONTAIN   PROVISIONS   THAT  MAY  PREVENT
TRANSACTIONS THAT COULD BE BENEFICIAL TO STOCKHOLDERS.

Our charter and bylaws restrict certain actions by our stockholders and require greater than majority votes for certain actions. For example:

            - Only our board of directors or the chairman of the board can call special meetings of stockholders.

            - Stockholders must give advance notice to the secretary of any nominations for directors or other business to be brought by stockholders at any stockholders' meeting.

            -  Our  board  of  directors  has  the  authority  to  issue  up  to approximately 3,000,000 additional shares of preferred stock, which are authorized under our certificate of incorporation but are currently unissued. Our board of directors can fix the price, rights, preferences and privileges of the preferred stock without any further vote or action by our stockholders. These rights, preferences and privileges attached to future preferred stock may be senior to those of the holders of our common stock.

These and other provisions of our charter, the certificates of designations setting forth the terms of our preferred stock and our bylaws, as well as certain provisions of Delaware law, could prevent changes in our management and discourage, delay or prevent a merger, tender offer or proxy contest, even if the events could be beneficial to our stockholders. These provisions could also limit the price that investors might be willing to pay for our stock because these provisions may limit their rights and, thus, make an investment in our stock appear less attractive.

Additionally, the listing requirements of the American Stock Exchange, on which our common stock is listed, provide restrictions on our ability to enter into certain types of transactions, such as the issuance of additional shares of capital stock. These restrictions may make it more difficult to issue securities having terms acceptable to investors in capital financing transactions that we may wish to enter into from time to time. If we are precluded by these requirements from issuing such securities, then our business may suffer because we will be unable to obtain additional equity capital investment.

NUMBER OF EMPLOYEES

As of December 31, 2003, we employed a total of 65 full-time employees, 24 of whom are based in the US and 41 of whom are based at Diomed Ltd., our wholly-owned subsidiary in Cambridge, England, where manufacturing and certain international sales are conducted. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. None of our employees is represented by a labor union. We believe our employee relations are good.

HISTORICAL BACKGROUND REGARDING CORPORATE STRUCTURE

DIOMED MERGER AND PRIVATE PLACEMENT OF COMMON STOCK - FEBRUARY 14, 2002

Diomed, Inc. became a wholly-owned subsidiary of Diomed Holdings, Inc. by way of the February 14, 2002 Merger. The principal purpose of the Merger was to enhance our ability to raise capital for our business by creating a public trading market for shares of our common stock and help us when we negotiate future acquisitions. To facilitate this process, we originally entered into the Merger Agreement with Pashleth Investment Ltd., a Delaware corporation, and granted Pashleth the right, subject to our consent, to assign its rights to a merger partner that would be suitable to our need to raise capital. When Pashleth selected Natexco Corporation, Pashleth assigned all of its rights and obligations under the Merger Agreement to Natexco. As a result, Pashleth had no continuing relationship with the Merger, other than as escrow agent for the proceeds of the contemporaneous private placement. Because Natexco was a public company that had ceased its previous business operations, we believed that this entity could provide us with a better opportunity to access capital and negotiate future acquisitions due to the liquidity afforded by a public trading market.

For financial statement purposes, the Merger was treated as a recapitalization of Diomed, Inc. For tax purposes, we believe the Merger qualifies as a tax-free exchange of equity securities. We have not, however, requested any ruling from the Internal Revenue Service in respect of the tax treatment of the Merger.

Natexco's initial business plan was to provide promotional advertising and public relations services in the United States to Canadian companies lacking the personnel and facilities to conduct these activities outside Canada. This business plan was, however, unsuccessful. On July 30, 2000, Natexco acquired all of the issued and outstanding shares of common stock of Security Software Systems, Inc., a Florida corporation incorporated on October 17, 1996. As a result of the acquisition of Security Software, Natexco was in the sole business of developing, manufacturing, marketing and selling security computer software designed for access control for use by guarded communities, office buildings, high rise condominiums, private estates, country clubs and other secure facilities. Diomed Holdings, Inc.'s sole business activity until the Merger was the operation of Security Software. We abandoned the business of Security Software after the Merger.

On February 14, 2002, pursuant to the Merger Agreement, Diomed Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Diomed Holdings, Inc., merged with and into Diomed, Inc.

Pursuant to the Merger Agreement, Diomed Holdings, Inc. issued:

            - 2,328,922.50 shares of its Class A convertible preferred stock, known as "Class A Stock," to the former holders of Diomed, Inc. common stock in exchange for 9,315,690 shares of common stock of Diomed, Inc. issued and outstanding as of the effective time of the Merger. The 2,328,922.50 shares of Class A Stock were convertible into 9,315,690 shares of Diomed Holdings, Inc.'s common stock, and

            - 1,362,500 shares of its Class A Stock to the former holders of 2,725,000 shares of Diomed, Inc. Series A Preferred Stock issued and outstanding as of the effective time of the Merger. The 1,362,500 shares of Class A Stock were convertible into 5,450,000 shares of Diomed Holdings, Inc.'s common stock.

In connection with the Merger, Diomed Holdings, Inc. assumed the obligations of Diomed, Inc. with respect to Diomed, Inc.'s outstanding stock options and warrants. As of December 31, 2001, Diomed, Inc. had issued warrants representing 121,924 shares of common stock. On January 1, 2002, Diomed, Inc. issued warrants representing a total of 10,000 shares of common stock to two affiliated investors, Winton Capital Holdings Ltd. and Verus International Group Limited, that provided $700,000 of bridge financing to Diomed, Inc. in October, 2001. During 2002, Diomed, Inc. issued options representing 450,200 shares of common stock and cancelled 620,655 options held by former employees who departed from Diomed, Inc. or Diomed Holdings, Inc. prior to the options vesting and/or who did not exercise their options within the required post-employment exercise period.

Immediately prior to the Merger, we consummated a private placement transaction, wherein Diomed, Inc. issued 5,000,000 shares of common stock, at a purchase price of $2.00 per share, and received aggregate gross proceeds of $10,000,000. As a result of the Merger, these shares were exchanged for an equal number of shares of common stock of Diomed Holdings, Inc. The proceeds of the private placement were used to pay $700,000 of bridge loans that Diomed, Inc. had obtained to fund operations prior to the Merger, to pay merger-related fees and expenses, and to provide funds for ongoing corporate needs.

The shares issued to the former Diomed, Inc. stockholders in the Merger represented approximately 51% of Diomed Holdings, Inc. voting securities following the Merger, before giving effect to options and warrants. Assuming that the holders of the options and warrants outstanding at the time of the merger had fully exercised their purchase rights, the shares issued to the former Diomed, Inc. stockholders in the Merger would represent approximately 47.8% of the issued and outstanding voting securities following the Merger, the shares issued to the option holders would represent approximately 5.8% of the issued and outstanding voting securities following the Merger and the shares issued to the warrant holders would represent approximately 0.4% of the issued and outstanding voting securities following the Merger.

We believe that each stockholder of Diomed, Inc. that was a US resident at the time of the Merger also was an accredited investor, as the term is defined in Regulation D under the Securities Act, and that the offering by means of the Merger was exempt from the registration requirements of the Securities Act under
Section 4(2) of the Securities Act. The shares that we issued to those persons are subject to restrictions on transfer. Each other stockholder of Diomed, Inc. was not a US resident at the time of the Merger and, as to those stockholders, the Merger was structured to comply with the exemption from registration provided by Regulation S under the Securities Act. The shares issued to non-US residents also are subject to restrictions on transfer. Accordingly, the issue of shares to non-US residents did not require registration under the Securities Act.

Under the terms of the Merger, Diomed Holdings, Inc. was required to file a registration statement with the SEC within 120 days after the Merger and to have the registration statement declared effective within 240 days after the Merger. The registration statement was to cover (i) 5,000,000 shares of Diomed Holdings Inc. common stock issued in the private placement related to the Merger, (ii) 14,765,690 shares of common stock into which the Class A Stock issued in the Merger to the former Diomed, Inc. stockholders convert over a period of approximately two years after the Merger and (iii) 121,924 shares of common stock issuable upon conversion of the shares of Class A Stock that are issuable upon the exercise of Diomed, Inc. warrants that Diomed Holdings, Inc. assumed as part of the Merger. The terms also provided that since Diomed Holdings, Inc. did not meet the requirement of effectiveness within 240 days after the Mergers, it was required to issue a total of 50,000 shares of common stock as a penalty to the stockholders who purchased common stock under Diomed Holdings, Inc.'s agreement with the purchasers of its common stock in the February 14, 2002 private placement.

Diomed Holdings, Inc. filed such registration statement with the SEC within 120 days of the Merger, but this registration statement was not declared effective by the SEC within 240 days after the Merger. This registration statement was declared effective by the SEC on October 24, 2002. Accordingly, Diomed Holdings, Inc. was required to issue a total of an additional 50,000 shares of common stock to the stockholders who purchased shares of common stock in the February 14, 2002 private placement. Diomed Holdings, Inc. filed another registration statement on November 1, 2002 registering for resale these additional 50,000 shares of common stock.

Diomed Holdings, Inc. also agreed to file, 45 days after the effective date of the first registration statement, a second registration statement that would cover the 1,789,370 shares of its common stock issuable upon conversion of all shares of Class A Stock that are issuable upon the exercise of Diomed, Inc. options that Diomed Holdings, Inc. assumed as part of the Merger. According to that agreement, Diomed Holdings, Inc. was required to have filed such a registration statement by December 8, 2002. However, Diomed Holdings, Inc. has not yet filed such a registration statement. The exercise prices of these options were less than the market price of our common stock at the time the second registration statement was required to be filed. Accordingly, Diomed Holdings, Inc. did not file such registration statement to defer the cost of doing so. There is no contractual penalty associated with the failure to file this second registration statement. Diomed Holdings, Inc. expects to file this particular registration statement in 2004.

To the extent not covered by an effective registration statement, shares of common stock issued on the exercise of options or warrants will generally become tradable in the public markets one year after exercise, subject to the volume limitations, manner of sale and notice of sale limitations of the SEC's Rule 144.

MIGRATORY MERGER - MAY 13, 2002

At the time of the Merger, Diomed Holdings, Inc. was incorporated in the State of Nevada. In April 2002, our board of directors determined that it was in our best interests and the best interests of our stockholders to change our state of incorporation from Nevada to Delaware by way of the migratory merger. On May 13, 2002, after obtaining stockholder approval, the migratory merger was completed by merging Diomed Holdings, Inc. (Nevada) with and into a newly organized Delaware subsidiary, Diomed Holdings, Inc. (Delaware). As a result of the migratory merger, each share of common stock of Diomed Holdings, Inc. (Nevada) outstanding as of the date of the consummation of the migratory merger was converted into one share of common stock of Diomed Holdings, Inc. (Delaware) and each share of Class A Stock of Diomed Holdings, Inc. (Nevada) was converted into four shares of Class A Stock of Diomed Holdings, Inc. (Delaware). The rights and privileges of the common stock and the Class A Stock of Diomed Holdings, Inc. (Delaware) are virtually identical to those of the common stock and Class A Stock of Diomed Holdings, Inc. (Nevada), other than a one for four exchange of shares of Class A Stock of Diomed Holdings, Inc. (Nevada) for shares of Class A Stock of Diomed Holdings, Inc. (Delaware), and a reduction in the number of votes from four votes per share for Class A Stock of Diomed Holdings, Inc.
(Nevada) to one vote per share for Class A Stock of Diomed Holdings, Inc. (Delaware).

In connection with the migratory merger, we assumed the obligations of Diomed Holdings, Inc. (Nevada) with respect to Diomed Holdings, Inc. (Nevada)'s outstanding stock options and warrants (formerly the Diomed, Inc. stock options and warrants described above). As a result of the migratory merger, the directors and officers of Diomed Holdings, Inc. (Nevada) became our directors and officers.

Since we have become a Delaware corporation, we and our stockholders are subject to Section 203 of the General Corporation Law of the State of Delaware, an anti-takeover law. In general, the law prohibits a public Delaware corporation from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in the prescribed manner. A "business combination" includes a merger, asset sale or other transaction resulting in a financing benefit to the interested stockholder. An "interested stockholder" is a person who, together with affiliates and associates, owns (or within the prior three years, did own) 15% or more of the corporation's voting stock.

In the migratory merger, the common stock, Class A Stock, warrants and options of Diomed Holdings, Inc. (Nevada) were exchanged with the security holders thereof for common stock, Class A Stock, warrants and options of Diomed Holdings, Inc. (Delaware) and no commission or other remuneration was paid or given for soliciting the exchange. We therefore believe that the securities issued by Diomed Holdings, Inc. (Delaware) in the migratory merger are exempt securities under Section 3(a)(9) of the Securities Act.

ITEM 2. DESCRIPTION OF PROPERTY.

We own no real property. We occupy 20,500 square feet of office, manufacturing, and research and development space in Cambridge, UK under a 25 year lease expiring in April 2024. The Company, however, has the option to terminate the lease agreement at the end of 15 years. If the Company chooses not to exercise its termination option, the lease agreement will continue for the remaining 10 years. We have sublet a portion of this space. We also occupy approximately 3,700 square feet of office and distribution space in Andover, Massachusetts under a lease expiring in June 2004. On March 5, 2004, we extended this lease for a period of 1 year until June 2005.We believe that these facilities are in good condition and are suitable and adequate for its current operations.

ITEM 3. LEGAL PROCEEDINGS

LEGAL PROCEEDINGS

On October 22, 2001, MBG Technologies, Inc. and its United Kingdom subsidiary Ci-Tec UK Ltd. filed an action, entitled MBG Technologies, Inc. et al. v.
Diomed, Inc., et al, Superior Court of the State of California, County of Orange, Case No. 01CC 13525, against us and our UK subsidiary, Diomed Ltd. MBG alleges we disclosed trade-secret information. The trade secrets relate to "the development and distribution of information for non-coherent light sources..." and MBG alleges that we disclosed this information to MBG's competitor, Efos. We deny these allegations. MBG seeks compensatory and punitive damages in an unspecified amount, but apparently at least $80,000, and an injunction against further disclosures by us of MBG's trade secrets. On December 11, 2001, we removed the State Action to the United District Court for the Central District of California, Southern Division, where it is now pending as Case No. SA 01-1190 GLT. We have moved to dismiss the action and compel arbitration to address MBG's allegations. MBG had opposed this motion, however, in late 2003, MBG indicated that it wished to proceed to arbitration. As of March 19, 2004, we and MBG had neither selected an arbitrator nor set an arbitration date.

On July 28, 2003, Murray Augenbaum filed an action, entitled Augenbaum v. Diomed Holdings, Inc., in the Delaware Chancery Court (C.A. No. 20454). The complaint and accompanying motion for permanent injunction sought class certification and challenged one of the amendments to our Certificate of Incorporation that was to have been voted upon at the July 2003 Meeting. The amendment in question would have increased the number of authorized shares of our common stock to 500,000,000 shares. The plaintiff challenged the propriety of the record date set for the July 2003 meeting, the voting of all outstanding classes of our capital stock as one class, and the rights of the holders of our Class C Stock and Class D Convertible Preferred Stock to convert their shares and vote their shares as if they had been converted.

On August 6, 2003, we entered into a stipulation of settlement to resolve this case. The terms of the stipulation of settlement required the adjournment of the July 2003 meeting and the reconvening of an annual meeting during the remainder of 2003. Under the stipulation of settlement, at the reconvened annual meeting, we are permitted to submit to the stockholders for their approval each of the matters that had been proposed for the July 2003 meeting. In addition, the stipulation of settlement requires us to pay up to $150,000 to cover the plaintiff's legal fees. A hearing before the Delaware Chancery Court for the settlement of this matter was held on September 15, 2003. After this hearing, the court entered an order that approved the stipulation of settlement as submitted. The stipulation of settlement became final on October 15, 2003 on the expiration of the applicable appeal period for the appeal of the Chancery Court's order and final judgment without an appeal having been filed.

We disclaim any liability relating to any of the settled claims, deny having engaged in any wrongful or illegal activity or having violated any law, regulation or duty, deny that any person or entity has suffered any harm or damages as a result of the settled claims and have made the settlement to avoid the distraction, burden and expense occasioned by continued litigation. The court has made no finding that we engaged in any wrongdoing or wrongful conduct or otherwise acted improperly or in violation of any law, regulation or duty in any respect.

In connection with the stipulation of settlement, on August 22, 2003, we entered into an agreement with the holders of the Class C Stock by which the holders tendered all 20 shares of Class C Stock in exchange for an equal number of shares of Class E Stock, and we entered into an agreement with the holders of the Class D Stock by which the holders tendered all 24 shares of Class D Stock for an equal number of shares of Class F Stock. The Class E Stock and the Class F Stock entitle the holders to one vote per share. Following the exchange of Class C Stock for Class E Stock and Class D Stock for Class F Stock, both the Class C Stock and Class D Stock were eliminated.

Following stockholder approval of the issuance of shares of common stock to be issued in exchange for the Class E Stock and Class F Stock, we had the right to purchase from the holders of the Class E Stock, and the holders of the Class E Stock were obligated to sell, all 20 shares of Class E Stock in exchange for 27,117,240 shares of common stock, and we had the right to purchase from the holders of the Class F Stock, and the holders of the Class F Stock were obligated to sell, all 24 shares of Class F Stock in exchange for 3,021,552 shares of common stock. Upon a sale, lease, exchange or other disposition of all or substantially all of our assets, the holders of the Class E Stock and Class F Stock had the right to tender all shares of their preferred stock in exchange for the corresponding numbers of shares of common stock noted above.

Shares of Class E Stock and Class F Stock were preferred in liquidation to the extent that before any distribution was made to the holders of common stock, there must be a distribution to the holders of the Class E Stock in the amount of $108,469 per share of Class E Stock and a distribution to the holders of the Class F Stock in the amount of $10,072 per share of Class F Stock. The holders of common stock were to share pro rata in the remainder of the net liquidation proceeds.

In connection with the equity financing, on November 25, 2003, we exchanged all of the 20 outstanding shares of Class E Stock for a total of 27,117,240 shares of common stock and we exchanged all outstanding shares of Class F Stock for 3,021,552 shares of common stock, and no Class E or Class F Stock is outstanding.

On December 12, 2003, we filed a lawsuit in the United States Federal District Court for the District of Massachusetts seeking injunctive and other relief against Vascular Solutions, Inc. and one of its executives. We allege, among other things, that Vascular Solutions and the executive misappropriated our trade secrets and then improperly used that information to develop and market laser accessory products. We also seek to redress what we allege to be the willful and deceptive manner in which Vascular Solutions has been marketing its laser accessory products by, among other things:

            - infringing our registered EVLT(R)mark;

            - marketing Vascular Solutions' products in a way designed to confuse consumers as to the source and origin of its products;

            - making false and defamatory statements about us and our products;

            - tortiously interfering with our existing and prospective customer relationships; and

            - tortiously  interfering with agreements previously entered into by
the  executive  and  us  that  prohibit  the  executive   from   disclosing  our
confidential information to Vascular Solutions or any other third party.

On March 4, 2004, we filed a second lawsuit in the United States Federal District Court for the District of Massachusetts seeking injunctive relief and damages for infringement of our US Patent Number 6,398,777 covering the endovascular laser treatment of varicose veins which we use in our EVLT(R) product line.

As of March 19, 2004, Vascular Solutions has not filed an answer to our complaint. In a press release, Vascular Solutions has generally denied our allegations.

On January 6, 2004,  we filed a lawsuit in the United  States  Federal  District
Court  for  the  District  of  Massachusetts  against  AngioDynamics,   Inc.,  a
subsidiary of E-Z-EM, Inc., seeking injunctive relief and damages for infringement of our US Patent Number 6,398,777 covering the endovascular laser treatment of varicose veins which we use in our EVLT(R) product line, the exclusive rights to which we acquired on September 3, 2003. AngioDynamics has generally denied our allegations and has sought a declaratory judgment of invality of the EVLT(R) patent. We are proceeding to the discovery phase of this litigation.

We are involved in other legal proceedings and claims of various types. While any litigation contains an element of uncertainty, management believes that the outcome of each such other proceeding or claim which is pending or known to be threatened, will not have a material adverse effect on us.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 25, 2003, we held our 2003 annual meeting of stockholders, pursuant to a proxy statement filed with the Securities and Exchange Commission and furnished to holders of record of our then-outstanding 29,711,749 shares of common stock, 20 shares of Class E Preferred Stock and 24 shares of Class F Preferred Stock as of the close of business on October 27, 2003.

We submitted eight proposals to our stockholders at the meeting, each of which was approved by the stockholders. The results of stockholder voting on these proposals were as follows:

1.    Election of Directors:

COMMON STOCK

          -----------------------------------     ----------        ----------
                          NAME                       FOR              WITHHOLD
          -----------------------------------     ----------        ----------
           Geoffrey Jenkins                       25,839,600           486,856
          -----------------------------------     ----------        ----------
           Samuel Belzberg                        25,875,421           448,035
          -----------------------------------     ----------        ----------
           Gary Brooks                            25,871,521           448,935
          -----------------------------------     ----------        ----------
           A. Kim Campbell                        25,868,200           452,256
          -----------------------------------     ----------        ----------
           Peter Klein                            25,788,621           534,835
          -----------------------------------     ----------        ----------
           David Swank                            25,820,321           503,135
          -----------------------------------     ----------        ----------
           James A. Wylie, Jr                     25,828,621           491,835
          -----------------------------------     ----------        ----------

CLASS E PREFERRED STOCK


          -----------------------------------     ----------        ----------
                          NAME                       FOR              WITHHOLD
          -----------------------------------     ----------        ----------
          Geoffrey Jenkins                                20               N/A
          -----------------------------------     ----------        ----------
          Samuel Belzberg                                 20               N/A
          -----------------------------------     ----------        ----------
          Gary Brooks                                     20               N/A
          -----------------------------------     ----------        ----------
          A. Kim Campbell                                 20               N/A
          -----------------------------------     ----------        ----------
          Peter Klein                                     20               N/A
          -----------------------------------     ----------        ----------
          David Swank                                     20               N/A
          -----------------------------------     ----------        ----------
          James A. Wylie, Jr                              20               N/A
          -----------------------------------     ----------        ----------


CLASS F PREFERRED STOCK

          -----------------------------------     ----------        ----------
                          NAME                       FOR              WITHHOLD
          -----------------------------------     ----------        ----------
          Geoffrey Jenkins                                24               N/A
          -----------------------------------     ----------        ----------
          Samuel Belzberg                                 24               N/A
          -----------------------------------     ----------        ----------
          Gary Brooks                                     24               N/A
          -----------------------------------     ----------        ----------
          A. Kim Campbell                                 24               N/A
          -----------------------------------     ----------        ----------
          Peter Klein                                     24               N/A
          -----------------------------------     ----------        ----------
          David Swank                                     24               N/A
          -----------------------------------     ----------        ----------
          James A. Wylie, Jr                              24               N/A
          -----------------------------------     ----------        ----------


2. Approval of the Diomed Holdings, Inc. 2003 Omnibus Incentive Plan, providing for the issuance of up to 40,000,000 shares of common stock or common stock equivalents.

COMMON STOCK

  --------------------        --------------------        --------------------
          FOR                       AGAINST                     ABSTAIN
  --------------------        --------------------        --------------------
            15,307,658                     970,366                     667,206
  --------------------        --------------------        --------------------

CLASS E PREFERRED STOCK

  --------------------        --------------------        --------------------
          FOR                       AGAINST                     ABSTAIN
  --------------------        --------------------        --------------------
                    20                           0                           0
  --------------------        --------------------        --------------------

CLASS F PREFERRED STOCK

  --------------------        --------------------        --------------------
          FOR                       AGAINST                     ABSTAIN
  --------------------        --------------------        --------------------
                    24                           0                           0
  --------------------        --------------------        --------------------



3. Approval of an amendment to the Company's Certificate of Incorporation to increase to 500,000,000 the number of shares of Common Stock authorized for issuance.

COMMON STOCK

  --------------------        --------------------        --------------------
          FOR                       AGAINST                     ABSTAIN
  --------------------        --------------------        --------------------
            15,253,977                     648,190                     169,320
  --------------------        --------------------        --------------------

CLASS E PREFERRED STOCK

  --------------------        --------------------        --------------------
          FOR                       AGAINST                     ABSTAIN
  --------------------        --------------------        --------------------
                    20                           0                           0
  --------------------        --------------------        --------------------

CLASS F PREFERRED STOCK

  --------------------        --------------------        --------------------
          FOR                       AGAINST                     ABSTAIN
  --------------------        --------------------        --------------------
                    24                           0                           0
  --------------------        --------------------        --------------------

4. Approval of the issuance of up to 298,500,000 shares of Common Stock to be issued in connection with the Company's equity financing and the listing of all such shares on the American Stock Exchange.

COMMON STOCK

  --------------------        --------------------        --------------------
          FOR                       AGAINST                     ABSTAIN
  --------------------        --------------------        --------------------
            15,278,527                     577,210                     215,750
  --------------------        --------------------        --------------------

CLASS E PREFERRED STOCK

  --------------------        --------------------        --------------------
          FOR                       AGAINST                     ABSTAIN
  --------------------        --------------------        --------------------
                    20                           0                           0
  --------------------        --------------------        --------------------

CLASS F PREFERRED STOCK

  --------------------        --------------------        --------------------
          FOR                       AGAINST                     ABSTAIN
  --------------------        --------------------        --------------------
                    24                           0                           0
  --------------------        --------------------        --------------------


5. Approval of the issuance of 30,138,792 shares of Common Stock to be issued upon the exchange of the Company's Class E Preferred Stock and Class F Preferred Stock and the listing of all such shares on the American Stock Exchange.

COMMON STOCK

  --------------------        --------------------        --------------------
          FOR                       AGAINST                     ABSTAIN
  --------------------        --------------------        --------------------
            15,311,570                     555,197                     204,720
  --------------------        --------------------        --------------------

CLASS E PREFERRED STOCK

  --------------------        --------------------        --------------------
          FOR                       AGAINST                     ABSTAIN
  --------------------        --------------------        --------------------
                    20                           0                           0
  --------------------        --------------------        --------------------

CLASS F PREFERRED STOCK

  --------------------        --------------------        --------------------
          FOR                       AGAINST                     ABSTAIN
  --------------------        --------------------        --------------------
                    24                           0                           0
  --------------------        --------------------        --------------------


6. Approval of an amendment to the Company's Certificate of Incorporation to increase the maximum number of members of the Company's Board of Directors to nine members.

COMMON STOCK

  --------------------        --------------------        --------------------
          FOR                       AGAINST                     ABSTAIN
  --------------------        --------------------        --------------------
            25,212,494                     905,740                     214,082
  --------------------        --------------------        --------------------

CLASS E PREFERRED STOCK

  --------------------        --------------------        --------------------
          FOR                       AGAINST                     ABSTAIN
  --------------------        --------------------        --------------------
                    20                           0                           0
  --------------------        --------------------        --------------------

CLASS F PREFERRED STOCK

  --------------------        --------------------        --------------------
          FOR                       AGAINST                     ABSTAIN
  --------------------        --------------------        --------------------
                    24                           0                           0
  --------------------        --------------------        --------------------

7. Approval of the issuance of up to 29,711,749 shares of Common Stock pursuant to an offering to stockholders as of August 29, 2003 and to list the Common Stock so issued for trading on the American Stock Exchange.

COMMON STOCK

  --------------------        --------------------        --------------------
          FOR                       AGAINST                     ABSTAIN
  --------------------        --------------------        --------------------
            15,253,109                     576,328                     242,050
  --------------------        --------------------        --------------------

CLASS E PREFERRED STOCK

  --------------------        --------------------        --------------------
          FOR                       AGAINST                     ABSTAIN
  --------------------        --------------------        --------------------
                    20                           0                           0
  --------------------        --------------------        --------------------

CLASS F PREFERRED STOCK

  --------------------        --------------------        --------------------
          FOR                       AGAINST                     ABSTAIN
  --------------------        --------------------        --------------------
                    24                           0                           0
  --------------------        --------------------        --------------------


8. To ratify the selection of BDO Seidman, LLP as the Company's independent auditors for 2003.

COMMON STOCK

  --------------------        --------------------        --------------------
          FOR                       AGAINST                     ABSTAIN
  --------------------        --------------------        --------------------
            25,493,893                     252,214                     586,199
  --------------------        --------------------        --------------------

CLASS E PREFERRED STOCK

  --------------------        --------------------        --------------------
          FOR                       AGAINST                     ABSTAIN
  --------------------        --------------------        --------------------
                    20                           0                           0
  --------------------        --------------------        --------------------

CLASS F PREFERRED STOCK

  --------------------        --------------------        --------------------
          FOR                       AGAINST                     ABSTAIN
  --------------------        --------------------        --------------------
                    24                           0                           0
  --------------------        --------------------        --------------------

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

CERTAIN MARKET INFORMATION

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

           PERIOD                                        HIGH         LOW
           ------                                        ----         ---
2002
     January 1 to February 21 ....................... $   9.00         0.70
     February 22 to March 31 ........................ $   8.85     $   3.86
     Second Quarter ................................. $   5.35     $   1.04
     Third Quarter .................................. $   2.00     $   0.34
     Fourth Quarter ................................. $   0.65     $   0.22

2003
     First Quarter .................................. $   0.38         0.10
     Second Quarter ................................. $   0.54     $   0.16
     Third Quarter .................................. $   0.53     $   0.32
     Fourth Quarter (through December 31, 2003) ..... $   0.44     $   0.26


On March 22, 2004, the closing price of our common stock on the American Stock Exchange was $0.18 per share. As of December 31, 2003, there were approximately 450 holders of record of our common stock (a substantial number of which are nominees for other persons).

It is our present policy not to pay cash dividends and to retain future earnings to support our growth. We do not anticipate paying any cash dividends in the foreseeable future.

DESCRIPTION OF SECURITIES

References in the following description are to securities of Diomed Holdings, Inc. unless otherwise stated or readily indicated by context.

Our authorized capital stock consists of 500,000,000 shares of common stock, par value $.001 per share, and 20,000,000 shares of preferred stock.

As of December 31, 2003, approximately 358,000,000 shares of common stock were issued and outstanding (assuming the exercise of the approximately 30,000,000 warrants we issued to our placement agent in connection with the equity financing which remained unexercised as of that date, and giving effect to the approximately 11,000,000 additional warrants we issued to our placement agent in connection with the equity financing which had been exercised prior to that date) and zero shares of preferred stock were issued and outstanding.

The following description of our capital stock does not purport to be complete and is subject to and qualified by our Articles of Incorporation and By-laws, which are included as exhibits to this report, and by the provisions of applicable Delaware law.

COMMON STOCK

Subject  to  preferences  that may be  applicable  to any  rights of  holders of outstanding stock having prior rights as to dividends, the holders of outstanding shares of our common stock are entitled to receive dividends out of assets legally available therefor at such times and in such amounts as the board of directors from time to time may determine. Holders of our common stock are entitled to one (1) vote for each share held on all matters submitted to a vote of the stockholders. Cumulative voting with respect to the election of directors is permitted by the Articles of Incorporation. The common stock is not entitled to preemptive rights and is not subject to conversion or redemption. Upon our liquidation, dissolution or winding-up, the assets legally available for distribution to stockholders are distributable ratably among the holders of the common stock after payment of liquidation preferences, if any, on any outstanding stock having prior rights on such distributions and payment of other claims of creditors. Each share of common stock outstanding as of the date of this prospectus is validly issued, fully paid and nonassessable.

PREFERRED STOCK

Our board of directors is authorized, subject to any limitations prescribed by Delaware law, to issue preferred stock. The board of directors can fix the rights, preferences and privileges of the shares and any qualifications, limitations or restrictions thereon. The board of directors may authorize the issuance of preferred stock with voting or conversion rights that could adversely affect the voting power or other rights of the holders of common stock. Each share of preferred stock outstanding as of the date of this prospectus is validly issued, fully paid and nonassessable.

The issuance of preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes could, among other things, under certain circumstances, have the effect of delaying, deferring or preventing a change in control. The issuance of preferred stock may adversely affect the rights of our common stockholders by, among other things:

      -     restricting dividends on common stock;

      -     diluting the voting power of the common stock;

      -     impairing the liquidation rights of the common stock; or

      - delaying or preventing a change in control without further action by the stockholders.

Immediately prior to our completing the equity financing on November 25, 2003, we had designated 20 shares of our preferred stock as Class E Stock and 24 shares of our preferred stock as Class F Stock. All of these shares of preferred stock were issued in connection with our bridge financing obtained by us in December 2002 and May 2003 to the parties who provided that bridge financing, including Gibralt US, Inc., an affiliate of Samuel Belzberg, one of our directors, James A. Wylie, a director and our executive officer and Peter Norris, one of our former directors.

Pursuant to an exchange agreement with the holders of the Class E and Class F Stock, the Class E and Class F Stock was exchangeable for common stock. The exchange agreement provides that the Class E Stock was exchangeable at a rate of 1,355,862 shares of common stock per share of Class E Stock, for a total of 27,117,240 shares of common stock, and the Class F Stock was exchangeable at a rate of 125,898 shares of common stock per share of Class E Stock, for a total of 3,021,552 shares of common stock. The Class E and Class F Stock became exchangeable for common stock on November 25, 2003 after our stockholders approved the issuance of these shares of common stock and the American Stock Exchange approved the listing of these shares of common stock. On November 25, 2003, we exchanged the shares of Class E and Class F Stock as provided by the exchange agreement, and no preferred stock is currently outstanding.

STOCK OPTIONS

As of December 31, 2003, options to purchase a total of 5,558,575 shares of common stock were issued and outstanding, as follows, all of which were issued under plans approved by our security holders:


                                 OUTSTANDING                                            EXERCISABLE
                                 -----------                                            -----------
                                                WEIGHTED
                                                AVERAGE
                                               REMAINING          WEIGHTED                              WEIGHTED
                                              CONTRACTUAL         AVERAGE                               AVERAGE
EXERCISE PRICE SHARES   NUMBER OF SHARES    LIFE (IN YEARS)    EXERCISE PRICE    NUMBER OF SHARES    EXERCISE PRICE
     $ 0.08-2.00             4,888,907              9.2        $     0.41           2,465,539         $     0.41
       2.25-3.54               246,468              3.7              2.87             223,977               2.90
       4.00-6.56               407,200              3.0              6.18             393,138               6.25
       8.05-8.23                16,000              2.0              8.23              16,000               8.23
                             ---------                         ----------           ---------         ----------
                Total:       5,558,575                         $     0.97           3,098,654         $     1.38
                             =========                         ==========           =========         ==========

As of December 31, 2003, 36,962,083 of the 40,000,000 common stock equivalents authorized for issuance under our 2003 Omnibus Incentive Plan were available for issuance.

WARRANTS

As of December 31, 2003, warrants to purchase a total of 29,920,930 shares of our common stock were issued and outstanding. The terms of these warrants are summarized as follows:

            - 10,000 warrants have an exercise price of $2.00 per share and an expiration date of January 1, 2004. (All of these warrants expired on January 1, 2004 without having been exercised).

            - 41,924 warrants have an exercise price of $3.50 per share and an expiration date of October 19, 2005.

            - 17,541,563 warrants have an exercise price of $0.001 per share and an expiration date of November 25, 2008.

As of December 31, 2003, a total of 11,010,057 of these warrants have been exercised, leaving 6,531,506 warrants with an exercise price of $0.001 per share outstanding. Because these holders used the cashless exercise feature of the warrants, they did not have to pay us the exercise price in cash and we issued fewer than the total number of warrants exercised. These 11,010,057 warrants were exercised as follows:

          ------------------------------------------------------------------------------------------
                                                                      No. Warrants        No. Shares
          Name of Holder                        Date of Exercise        Exercised           Issued
          ------------------------------------------------------------------------------------------
          Nathan Low                            12/3/03                  8,508,729         8,483,704
          -----------------------------------   -------------------     ----------        ----------
          Sunrise Foundation Trust              12/3/03                  2,163,106         2,156,744
          -----------------------------------   -------------------     ----------        ----------
          Richard Stone                         12/8/03                    335,427           334,441
          -----------------------------------   -------------------     ----------        ----------
          Marcia Kucher                         12/8/03                      2,795             2,787
          -----------------------------------   -------------------     ----------        ----------
          TOTAL                                                         11,010,057        10,977,676
          -----------------------------------   -------------------     ----------        ----------


            - 6,187,500 warrants have an exercise price of $0.08 per share and an expiration date of November 25, 2008.

            - 17,150,000 warrants have an exercise price of $0.10 per share and an expiration date of November 25, 2008.

DELAWARE ANTI-TAKEOVER LAW

We and our stockholders are subject to Section 203 of the General Corporation Law of the State of Delaware, an anti-takeover law. In general, the law prohibits a public Delaware corporation from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in the prescribed manner. A "business combination" includes merger, asset sale and other transaction resulting in a financing benefit to the interested stockholder. An "interested stockholder" is a person who, together with affiliates and associates, owns (or within three years, did own) 15% or more of the corporation's voting stock.

TRANSFER AGENT AND REGISTRAR

The transfer agent and registrar for our common stock is Continental Stock Transfer & Trust Company, 17 Battery Place, New York, NY 10004. We act as our own transfer agent and registrar as to our warrants and stock options.

REGISTRATION OF SECURITIES ISSUED IN THE EQUITY FINANCING

We agreed to register the approximate 328,000,000 shares of common stock issued in connection with the equity financing and the common stock underlying the warrants issued to the placement agent for resale to the public with the SEC. The agreement obligated us to issue additional shares ratably to the investors at the rate of three percent of the number of shares issued in the equity financing per month, subject to a limit of 12% of these shares if the SEC did not declare the registration statement effective within 70 days after the filing of the resale registration statement, which we filed on December 3, 2003. The registration statement was declared effective by the SEC on February 10, 2004, within the 70 day period, and accordingly, we did not have to issue any additional shares.

RECENT SALES OF UNREGISTERED SECURITIES

From  December  2002  through   December  31,  2003,  we  sold  and  issued  the
unregistered securities described below:

1) On December 27, 2002, in consideration for aggregate gross proceeds to Diomed of $2,000,000 paid by Gibralt US, Inc. and pursuant to the terms and conditions of a Note Agreement, the Company issued to Gibralt US (i) warrants to purchase up to 8,333,333 shares of common stock at an exercise price of $.26 per share, which warrants were to become exercisable on May 27, 2003 and expire on May 27, 2008, and (ii) $1,000,000 principal amount Class A Secured Convertible Notes due January 1, 2004 and $1,000,000 principal amount of Class B Unsecured Convertible Notes due January 1, 2004, which Notes bore interest at the rate of 8% per annum, and were convertible into common stock at the option of the holder(s) upon at least 60 days written notice to the Company or, at the option of the holder(s) upon the occurrence of certain transactions or events, specified in the Note Agreement. The rate of conversion was 80% of the Common Stock Price (as defined in the Note Agreement), which is based on the market price of the common stock during the period prior to the date that conversion is requested. The Company granted certain registration rights in connection with the common stock which may be issued upon exercise of the warrants and/or conversion of the Notes pursuant to a registration rights agreement. In addition, the Company granted a lien in certain assets of Diomed to the holder(s) of the Class A Secured Convertible Notes, and pledged to the Class A Secured Convertible Note holders 100% of the shares of Diomed PDT, Inc., a wholly-owned Delaware subsidiary of Diomed which owns certain assets related to the Company's PDT business. Under the terms of the Note Agreement, Gibralt US is the "Designated Purchaser" with authority to perform certain actions relating to the Notes on behalf of the other holders of Notes, although this authority does not include investment discretion over the Notes or the Warrants.

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

2) On May 7, 2003, the Company issued to the December 2002 noteholders a total of 20 shares of Class C Convertible Preferred Stock, convertible into a total of 27,117,240 shares of common stock, in exchange for eliminating the convertibility feature of the $2,000,000 principal amount of notes and their warrants to purchase 8,333,333 shares of common stock, as well as certain other rights. The terms of the Notes issued in the December 2002 financing were amended accordingly, and the Company issued Class C Secured Notes in exchange for the Class A and B Notes issued in December 2002.

On May 28, 2003, the Company and the December 2002 noteholders agreed to certain further revisions of the terms of the Notes issued in December 2002, including extending the maturity date to January 1, 2006, limiting the collateral securing the Notes and increasing to 12.5% the interest rate on the Notes. The December 2002 noteholders exchanged their Class C Notes for an equal principal amount of Class E Notes, reflecting the revised terms. All of the Class E Notes were redeemed by the Company on September 3, 2003, using a portion of the proceeds from the first closing of the Company's equity financing which occurred on that date, and no Class E Notes remain outstanding.

The Company issued and sold the securities in the above transactions in reliance upon exemptions from registration under the Securities act of 1933, as amended, set forth in Section 4(2) thereof or Regulation D thereunder. Each of the December 2002 noteholders represented that it was an accredited investor, and agreed that the securities would not be resold without registration under the Securities Act or exemption therefrom. Each of the December 2002 noteholders also represented its intention to acquire the securities for investment only, and not with a view to the distribution thereof. The Company affixed appropriate legends to the Notes issued in these transactions. Prior to making any offer or sale, the Company had reasonable grounds to believe and believed that the December 2002 noteholders were capable of evaluating the merits and risks of the investment and was able to bear the economic risk of the investment.

3) On May 7, 2003, the Company issued Class D Secured Notes in the aggregate principal amount of $1,200,000 in connection with loans committed by three affiliates of the Company, Gibralt US, an affiliate of Samuel Belzberg, a director of the Company ($1,100,000), Peter Norris, a director of the Company ($50,000) and James A. Wylie, Jr., a director and the chief executive officer of the Company ($50,000). The terms of these Notes provide that they are redeemable for securities that the Company issues in an equity financing transaction entered into after the issuance of these Notes, on the same terms and conditions as the other investors in such an equity financing.

In connection with this financing, the Company also issued to the lenders a total of 24 shares of Class D Convertible Preferred Stock, convertible into a total of 3,021,552 shares of common stock, allocated among the lenders in proportion to their respective loan commitments, as compensation in consideration of the increased that they were taking by funding the operations of the Company in advance of investors in the future equity financing.

The Company issued and sold the securities in the above transactions in reliance upon exemptions from registration under the Securities act of 1933, as amended, set forth in Section 4(2) thereof or Regulation D thereunder. Each of the May 2003 noteholders represented that it was an accredited investor, and agreed that the securities would not be resold without registration under the Securities Act or exemption therefrom. Each of the May 2003 noteholders also represented its intention to acquire the securities for investment only, and not with a view to the distribution thereof. The Company affixed appropriate legends to the Notes issued in these transactions. Prior to making any offer or sale, the Company had reasonable grounds to believe and believed that the May 2003 noteholders were capable of evaluating the merits and risks of the investment and was able to bear the economic risk of the investment.

4) On August 22, 2003, pursuant to the stipulation of settlement that we reached in the Augenbaum litigation (described under Item 3, Legal Proceedings, above), we entered into exchange agreements with the holders of the outstanding shares of our Class C Convertible Preferred Stock (the "Class C Stock") and Class D Convertible Preferred Stock (the "Class D Stock"). Upon entering into the exchange agreements, the holders of the Class C Stock exchanged their Class C Stock for 20 shares of Class E Stock, on a share-for-share basis. Similarly, upon execution of the exchange agreements, the holders of the 24 outstanding Class D Stock exchanged their Class D Stock for shares of Class F Stock, on a share-for-share basis. Following these exchanges, we eliminated all Class C Stock and all Class D Stock.

Shares of the Class E and Class F Stock were preferred in liquidation to the extent that, before any distribution of assets could be made to the holders of the common stock, there would be distributed pro rata to the holders of the issued and outstanding shares of Class E Stock and Class F Stock the amount of $108,469 as to each outstanding share of Class E Stock and $10,072 per share as to each outstanding share of Class F Stock. The holders of the common stock would then share in the remainder of net liquidation of proceeds. The aggregate liquidation preference of the Class E Stock was $2,169,380 and the aggregate liquidation preference of the Class F Stock was $241,728.

The holders of the Class E Stock were entitled to cash dividends and distributions when and as declared by the board of directors, pari passu with the holders of our common stock with the dividend amount on each share of Class E Stock being 1,355,862 times the dividend or distribution to be paid on each share of common stock. The holders of the Class F Stock are entitled to cash dividends and distributions when and as declared by the board of directors, pari passu with the holders of our common stock with the dividend amount on each share of Class F Stock being 125,898 times the dividend or distribution to be paid on each share of common stock.

The exchange agreements also gave both the Company and the holders of the Class E Stock and the Class F Stock rights to exchange those preferred shares for shares of our common stock, as long as our stockholders approved the issuance of the shares of our common stock underlying the preferred shares and the American Stock Exchange approved the listing of these shares of common stock. Specifically, when the stockholders approved the common stock issuance and the American Stock Exchange listed these the shares of common stock, then the holders of the Class E Stock had the right to sell to us, and we had the right to purchase from them, each outstanding share of Class E Stock in exchange for 1,355,862 shares of our common stock per share of Class E Stock. Similarly, the holders of the Class F Stock had the right to sell to us, and we had the right to purchase from them, each outstanding share of Class F Stock in exchange for 125,898 shares of our common stock per share of Class F Stock. The exchange agreements also provided that, should any sale, lease, exchange or other disposition of all or substantially all of our assets occur while shares of Class E Stock and Class F Stock were outstanding, each holder of the Class E Stock had the right to sell to us all shares of Class E Stock held in exchange for 1,355,862 shares of common stock per share of Class E Stock. Similarly, each holder of the Class F Stock had the right to sell to us all shares of Class F Stock held in exchange for 125,898 shares of common stock per share of Class F Stock.

The board of directors determined that the terms of the exchange agreements were appropriate in order to provide the former holders of the Class C Stock and the Class D Stock with the economic equivalence of the conversion rights they held in conjunction with the Class C Stock and Class D Stock. Upon exchange of all Class E Stock, the former holders of the Class C Stock would receive 27,117,240 shares of our common stock, or the same number of shares of our common stock we were obligated to issue to them upon conversion of the Class C Stock. Upon exchange of all shares of the Class F Stock, the former holders of the Class D Stock would receive 3,021,552 shares of common stock, or the same number of shares of our common stock that we were obligated to issue to them upon conversion of the Class D Stock.

The Company issued its preferred shares to the above-referenced persons in reliance upon the exemption from registration set forth under Section 4(2) of the Securities Act of 1933, as amended, or Regulation D thereunder. Each such person agreed that neither the options or notes, as the case may be, nor the underlying securities would be resold without registration under the Securities Act or exemption therefrom. Each such person also represented his or its intention to acquire the securities for investment only, and not with a view to the distribution thereof. Prior to making any offer or sale, we had reasonable grounds to believe and believed that the security holder was capable of evaluating the merits and risks of the investment and was able to bear the economic risk of the investment represented by the options granted.

5) On September 3, 2003, at the first closing of our equity financing transaction, we issued an aggregate principal amount of $6,995,000 in Secured Bridge Notes due 2004 to 119 accredited investors (including Gibralt US, Inc., an affiliate of Samuel Belzberg, one of our directors until February 2004). The principal and accrued interest on these Secured Bridge Notes was convertible into shares of common stock at the conversion price of $0.08 per share when we completed the equity financing.

As part of the compensation payable to our placement agent, Sunrise Securities Corp., in connection with our equity financing, on September 3, 2003, we issued warrants to purchase up to a total of 40,879,063 shares of common stock to our placement agent. The warrants may be exercised for a five-year period beginning when our stockholders have approved the issuance of shares of our common stock underlying these warrants and those shares have been listed for trading on the American Stock Exchange. The following table sets forth the respective exercise prices of these warrants


           Number of Shares of
        Common Stock Purchasable               Exercise Price
        ------------------------               --------------
               17,541,563                          $0.001
                6,187,500                          $0.08
               17,150,000                          $0.10

Sunrise transferred the securities we issued to it as its compensation for its services in connection with the equity financing to 11 individuals and one charitable trust. Nine of the individuals to whom the placement agent transferred its shares are employees of the placement agent, one individual (Paul Scharfer) is a former employee and the other individual (David Bartash) was a consultant to the placement agent. The placement agent transferred these securities to these individuals as compensation for services they provided to the placement agent in connection with the equity financing, either as selling agents or providers of other services in the transaction at the request of the placement agent, in the case of the employees and the former employee, or, in the case of Dr. Bartash, as a medical consultant to the placement agent for purposes of assisting the placement agent perform due diligence on our business and products prior to consummating the equity financing. The placement agent also paid Dr. Bartash cash compensation of $10,000, which we reimbursed at the first closing of the equity financing on September 3, 2003. The placement agent transferred securities to the charitable trust (the Sunrise Foundation Trust the securities of which are subject to investment and/or voting control by Nathan
Low) for philanthropic purposes.

The securities we issued to these stockholders upon the transfer from the placement agent are as follows:

STOCKHOLDER                           $    0.001      $     0.08      $     0.10
--------------------------------------------------------------------------------
Nathan Low                             8,508,729       3,024,767       8,277,095
Sunrise Foundation Trust               2,163,106         763,000       2,114,821
Amnon Mandelbaum                       3,535,446       1,270,520       3,414,823
Derek Caldwell                         1,159,087         408,849       1,133,214
Paul Scharfer                            566,909         153,068         637,660
David I. Goodfriend                      437,993         154,495         428,216
Jason Lyons                              424,874         149,868         415,390
Richard Stone                            335,427         118,316         327,940
Richard Geyser                            50,314          17,747          49,191
Jay Rodin                                 55,905          19,719          54,657
David Bartash                            300,978         106,165         294,260
Marcia Kucher                              2,795             986           2,733
--------------------------------------------------------------------------------
TOTAL                                 17,541,563       6,187,500      17,150,000
                                      ==========       =========      ==========

The Company issued its securities to above-referenced persons in reliance upon the exemption from registration set forth under Section 4(2) of the Securities Act of 1933, as amended, or Regulation D thereunder. Each such person agreed that neither the notes, common stock or warrants, as the case may be, nor the underlying securities, would be resold without registration under the Securities Act or exemption therefrom. Each such person also represented his, her or its intention to acquire the securities for investment only, and not with a view to the distribution thereof. Prior to making any offer or sale, we had reasonable grounds to believe and believed that the purchaser was capable of evaluating the merits and risks of the investment and was able to bear the economic risk of the investment represented by the shares issued.

6) On September 3, 2003, in connection with our purchase from Robert J. Min, M.D. of his interest in the technology we use in our EVLT(R) products and services, we issued options to purchase 1,000,000 shares of common stock to Dr. Min.

The Company issued these options to Dr. Min in reliance upon the exemption from registration set forth under Section 4(2) of the Securities Act of 1933, as amended. Dr. Min agreed that neither the options or notes, as the case may be, nor the underlying securities would be resold without registration under the Securities Act or exemption therefrom. Dr. Min also represented intention to acquire the securities for investment only, and not with a view to the distribution thereof. Prior to making any offer or sale, we had reasonable grounds to believe and believed that the purchaser was capable of evaluating the merits and risks of the investment and was able to bear the economic risk of the investment represented by the options granted.

7) On September 30, 2003, we agreed to issue 500,000 shares of common stock to Verus Support Services, Inc. to satisfy our obligations arising under a December 2001 agreement between the Company and Verus. The Company believes that Verus is no longer a holder of greater than 5% of the Company's common stock. We engaged Verus as our financial advisor for the period ended August 31, 2003. Under that agreement, we were to pay Verus $15,000 per month for these services. We ceased making the $15,000 monthly payments to Verus beginning August 2002. On September 30, 2003, we entered into an agreement with Verus pursuant to which we were to issue to Verus a total of 500,000 shares of common stock in lieu of the monthly payments that we did not pay to Verus. The issuance of these shares was contingent on the completion of the equity financing, and we were to issue these shares to Verus within three days after we completed the equity financing. We issued these shares on November 25, 2003, the same day that we completed the equity financing.

The Company issued securities to Verus in reliance upon the exemption from registration set forth under Section 4(2) of the Securities Act of 1933, as amended. Each such person agreed that neither the common stock would not be resold without registration under the Securities Act or exemption therefrom. Verus also represented its intention to acquire the securities for investment only, and not with a view to the distribution thereof. Prior to making any offer or sale, we had reasonable grounds to believe and believed that Verus was capable of evaluating the merits and risks of the investment and was able to bear the economic risk of the investment represented by the shares to be issued.

8) On November 25, 2003, at the second closing of our equity financing transaction, we issued an aggregate number of 155,000,000 shares of common stock to 119 accredited investors for their aggregate investment of $15,500,000 at $0.10 per share. (These purchasers are the same investors who purchased Secured Bridge Notes in the September 3, 2003 closing of the equity financing).

On November 25, 2003, at the second closing of our equity financing transaction, we issued an aggregate number of 12,000,000 shares of common stock to the holders of the Class D Secured Notes in connection with the conversion of the aggregate principal amount of $1,200,000 at $0.10 per share, excluding additional shares in payment of accrued interest. The names of the affiliates of the Company to whom we issued shares of common stock are set forth below.


NAME OF INVESTOR                            PRINCIPAL AMOUNT         NO. SHARES
----------------                            ----------------         ----------

GIBRALT US                                   $1,100,000.00         11,000,000.00
JAMES A. WYLIE, JR                           $   50,000.00            500,000.00
PETER NORRIS                                 $   50,000.00            500,000.00
                                             -------------         -------------
TOTAL                                        $1,200,000.00         12,000,000.00
                                             =============         =============

On November 25, 2003, in connection with the second closing of the equity financing transaction, pursuant to the August 22, 2003 exchange agreements with the holders of our Class E and Class F Preferred Stock, having obtained both stockholder approval of the exchange of preferred stock and having listed the underlying shares of common stock with the American Stock Exchange, we exchanged each of the 20 outstanding shares of Class E Preferred Stock for 1,355,862 shares of common stock (for a total of a 20,117,240 shares) and we exchanged each of the 24 outstanding shares of Class F Preferred Stock for 125,898 shares of our common stock (for a total of 3,021,552 shares). The former holders of Class E and Class F Preferred Stock include Gibralt US., Inc., an affiliate of Samuel Belzberg, a director until February 2004, James A. Wylie, Jr., a director and the chief executive officer, and Peter Norris, a director until September 2003. Upon completing such exchange, we cancelled the Class E and Class F Preferred Stock.

The Company issued its securities to above-referenced persons in reliance upon the exemption from registration set forth under Section 4(2) of the Securities Act of 1933, as amended, or Regulation D thereunder. Each such person agreed that neither the notes, common stock or warrants, as the case may be, nor the underlying securities, would be resold without registration under the Securities Act or exemption therefrom. Each such person also represented his, her or its intention to acquire the securities for investment only, and not with a view to the distribution thereof. Prior to making any offer or sale, we had reasonable grounds to believe and believed that the purchaser was capable of evaluating the merits and risks of the investment and was able to bear the economic risk of the investment represented by the shares issued.

9) On December 3, 2003, certain warrants we initially issued on September 3, 2003 as part of the compensation we owed to our placement agent in the equity financing, Sunrise Securities Corp., were exercised. The warrant holders, both transferees of warrants from Sunrise Securities Corp., Nathan Low and the Sunrise Foundation Trust, each exercised all of their warrants having an exercise price of $0.001 per share, using the "cashless exercise" option. As a result, we issued 8,483,704 shares of common stock to Nathan Low and we issued 2,156,744 shares of common stock to the Sunrise Foundation Trust, and we cancelled all 8,508,729 warrants with an exercise price of $0.001 held by Nathan Low and all 2,163,106 warrants with an exercise price of $0.001 held by the Sunrise Foundation Trust.

The Company issued its securities to above-referenced persons in reliance upon the exemption from registration set forth under Section 4(2) of the Securities Act of 1933, as amended, or Regulation D thereunder. Each such person agreed that neither the notes, common stock or warrants, as the case may be, nor the underlying securities, would be resold without registration under the Securities Act or exemption therefrom. Each such person also represented his, her or its intention to acquire the securities for investment only, and not with a view to the distribution thereof. Prior to making any offer or sale, we had reasonable grounds to believe and believed that the purchaser was capable of evaluating the merits and risks of the investment and was able to bear the economic risk of the investment represented by the shares issued.

10) On December 8, 2003, certain warrants we initially issued on September 3, 2003 to Sunrise Securities Corp. were exercised. The warrant holders, both transferees of warrants from Sunrise Securities Corp., Richard Stone and Marcia Kucher, each exercised all of their warrants having an exercise price of $0.001 per share, using the "cashless exercise" option. As a result, we issued 334,441 shares of common stock to Mr. Stone, and cancelled all 335,427 warrants with an exercise price of $0.001 held by him, and we issued 2,787 shares of common stock to Ms. Kucher, and cancelled all 2,795 warrants with an exercise price of $0.001 held by her.

The Company issued its securities to above-referenced persons in reliance upon the exemption from registration set forth under Section 4(2) of the Securities Act of 1933, as amended, or Regulation D thereunder. Each such person agreed that neither the notes, common stock or warrants, as the case may be, nor the underlying securities, would be resold without registration under the Securities Act or exemption therefrom. Each such person also represented his, her or its intention to acquire the securities for investment only, and not with a view to the distribution thereof. Prior to making any offer or sale, we had reasonable grounds to believe and believed that the purchaser was capable of evaluating the merits and risks of the investment and was able to bear the economic risk of the investment represented by the shares issued.

11) On December 18, 2003, we issued 347,567 shares of common stock to those investors who paid cash for their shares at the final closing of the equity financing. We issued these shares because under the terms of the escrow agreement under which these investors deposited all funds for their investment, these investors were entitled to either receive the interest that was earned on their funds while held in escrow or to receive shares in lieu of this interest, with the interest earned being paid to the Company, as determined by the placement agent, Sunrise Securities Corp. The placement agent elected to have the interest paid to us and for us to issue additional shares accordingly. We received approximately $35,000 in interest from the escrow agent on December 18, 2003, and we then issued the additional shares to the investors.

The Company issued its securities to above-referenced persons in reliance upon the exemption from registration set forth under Section 4(2) of the Securities Act of 1933, as amended, or Regulation D thereunder. Each such person agreed that neither the notes, common stock or warrants, as the case may be, nor the underlying securities, would be resold without registration under the Securities Act or exemption therefrom. Each such person also represented his, her or its intention to acquire the securities for investment only, and not with a view to the distribution thereof. Prior to making any offer or sale, we had reasonable grounds to believe and believed that the purchaser was capable of evaluating the merits and risks of the investment and was able to bear the economic risk of the investment represented by the shares issued.

All of the above transactions were made directly without use of an underwriter. In each case the aggregate sales proceeds (if any), after payment of offering expenses in immaterial amounts, were applied to our working capital and other general corporate purposes.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

You should read the following discussion of our financial condition and results of operations together with the audited consolidated financial statements and notes to the financial statements and notes to the financial statements included elsewhere in this annual report.

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

In view of our relatively limited operating history, we have limited experience forecasting our revenues and operating costs. Therefore, we believe that period-to-period comparisons of financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. To date, we have incurred substantial costs to create our products. As of December 31, 2003, we had an accumulated deficit of approximately $59,335,000, including $15,899,000 in non-cash interest expense. We may continue to incur operating losses due to spending on the prosecution of our intellectual property rights, research and development programs, clinical trials, regulatory activities, marketing and administrative activities. This spending may not correspond with any meaningful increases in revenues in the near term, if at all. As such, these costs may result in losses until such time as we generate sufficient revenue to offset such costs.

                                    OVERVIEW

We specialize in developing and commercializing laser and related disposable product technologies used in minimally invasive medical procedures. Minimally invasive medical procedures typically result in reduced pain and scarring, shorter recovery periods and increased effectiveness compared to traditional surgical procedures. Most of the pain associated with traditional surgical procedures results from the slicing of the layers of skin and muscle tissue, which can be significantly diminished with minimally invasive procedures.

In developing and marketing our clinical solutions, we use proprietary technology and we aim to secure strong commercial advantages over our competitors by gaining governmental approvals in advance of others and through exclusive commercial arrangements. To participate in the minimally invasive medical procedure industry, we seek to develop medical applications for our laser technology, to incorporate disposable products into these applications and to market our products to physicians who perform medical procedures using our products and the techniques that we develop. To optimize our revenues, we focus on clinical procedures which generate revenue from both capital equipment, such as lasers, and disposable products, such as kits and optical fibers.

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

In 2001, we developed endovenous laser treatment (EVLT(R)), an innovative minimally invasive laser procedure for the treatment of varicose veins caused by greater saphenous vein reflux. In September 2001, we were the first company to receive the CE mark of the European Economic Union for approval for endovenous laser treatment with respect to marketing EVLT(R) in Europe. On January 22, 2002, we were the first company to receive FDA clearance for endovenous laser treatment, with respect to marketing EVLT(R) in the US.

EVLT(R) was a primary source of revenue in 2002 and 2003, and will continue to be a primary source of revenue in 2004. We believe that EVLT(R) will achieve a high level of commercial acceptance due to its related short recovery period, immediate return to one's normal routine barring vigorous physical activities, reduced pain and minimal scarring, and reduced costs compared to other treatments for varicose veins. We developed our EVLT(R) product line as a complete clinical solution and marketing model, including a laser, disposable kit, clinical training and marketing plan, to assist office-based and hospital-based physicians in responding to the demand for treatment of varicose veins in a minimally invasive manner. We have also published a health insurance reimbursement guide to assist physicians in the reimbursement submission process. We believe that these attributes, in addition to EVLT(R)'s superior clinical trial results, favorable peer reviews, and comparatively larger and longer follow-up data reports provide EVLT(R) with a competitive advantage over competing traditional and minimally invasive varicose vein treatment products.

We expect that as the number of EVLT(R) procedures increases, so will our sales of associated disposable items. We believe that the U.S. represents the single largest market for EVLT(R). We are targeting our sales and marketing efforts at hospitals, private physician practices and clinics. We sell our products to hospital and office-based physicians in major population centers throughout the U.S., focusing on specialists in vascular surgery, interventional-radiology, general surgery, phlebology, gynecology and dermatology.

We have developed and maintain a website - www.EVLT.com - to implement both the "push" and "pull" components of our marketing strategy to attract the interest of both patients and physicians. EVLT.com provides patients with education about treatment options and benefits of EVLT(R) and provides physicians with education about the EVLT(R) procedure. At www.EVLT.com, patients can also locate the nearest physician performing EVLT(R) by inputting their city and state.

The sales cycle for selling capital equipment, such as medical lasers, can be affected by several factors, including:

            -     the customer's internal approval process,

            - hospital determinations as to the specialty of physician performing the EVLT(R)procedure and the facility where these procedures will be performed,

            - the physician's desire to observe an EVLT(R)procedure prior to making a purchase decision, and

            -     budget constraints for capital equipment.

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

Prior to 2002, we sold our products through independent sales representatives in the US and through distributors internationally. In March 2002, we made the decision to execute a direct sales strategy to commercialize EVLT(R) in the US. In addition, in September 2002, we engaged Sigmacon Health Products Corporation of Toronto, Ontario as our distributor in the Canadian market. We will continue to monitor sales activities and strategies, and adjust the number of direct sales representatives, indirect sales representatives and distributors to address market needs and opportunities in the future.

We work jointly and early on in the development cycle with photodynamic therapy drug (PDT) companies in their clinical development process in order to design a laser that optimizes wavelength with their PDT drugs. We have long-term relationships with some of the world's leading PDT drug companies, including Axcan Pharma, and have sold lasers in support of their clinical trials for PDT applications.

Our sales of our PDT product line are dependent to an extent upon the clinical development process and the commercialization of PDT drugs by PDT drug companies. In 2001, our collaborative partner, Axcan Pharma, led the sales effort for PDT in conjunction with Axcan Pharma's drug, Photofrin. We are unable to reliably predict our revenues from PDT because EVLT(R) and not PDT is our primary source of revenue for 2003. Because Photofrin is the first PDT drug brought to market by Axcan Pharma, there is not sufficient relevant historical data on which to base sales assumptions.

In the US, regulatory approval by the FDA is given for each specific treatment in response to a specific pre-market approval application, or "PMA." Our PDT line is a delivery system of laser technology, services and fiber disposables to the global PDT industry. The FDA considers PDT a modality that requires a combination PMA approval, where the PDT drug company, laser manufacturer and fiber manufacturer work together to obtain regulatory approval for the complete medical procedure.

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

In 2002, approximately 55% of our sales were generated in the U.S. and 45% in other markets around the world. We believe that our percentage of sales generated domestically will increase as we grow the EVLT(R) market in the US. In 2003, the percent of sales generated domestically increased to 62%.

In 2003, we have focused, and in 2004 we expect to continue to focus, on the development and growth of EVLT(R) sales in the US while simultaneously pursuing channels for future sales worldwide, to support the development and approval of new applications for PDT products, and to continue the development of enhancements to our products in order to further improve their effectiveness and manufacturing efficiency.

                              RESULTS OF OPERATIONS

FISCAL YEAR ENDED DECEMBER 31, 2003 COMPARED TO FISCAL YEAR ENDED
DECEMBER 31, 2002.

REVENUE

Revenues for the year ended December 31, 2003 were $9,199,000, increasing approximately $3,643,000, or 66%, from $5,556,000 for the year ended December 31, 2002. Revenue from EVLT(R) disposable procedure kits increased 220%, representing a volume increase of more than three times the number of kits sold in 2002 (when we received FDA clearance), which we view as a demonstration of the growing acceptance of EVLT(R) in the medical field.

In 2003, approximately $5,726,000, or 62%, of our total revenues, were derived from laser sales, as compared to approximately $3,443,000, or 62%, in 2002. In 2003, approximately $3,473,000, or 38%, of our total revenues were derived from sales of disposable fibers and kits, accessories and service, as compared to approximately $2,113,000, or 38% in 2002. We expect the proportion of revenue derived from disposables to increase as we establish a larger base of installed lasers and the number of EVLT(R) procedures performed grows.

The increase in revenue is attributable primarily to:

            -     increased penetration in the EVLT(R)market,

            - the compounding impact of the recurring revenue stream from disposable sales to both new and existing customers,

            - the impact of new sales management and development of our sales team, and

            - the impact of increased acceptance of the EVLT(R)procedure and expanded reimbursement coverage by health care insurers.

COST OF REVENUE AND GROSS PROFIT

Cost of revenue for the year ended December 31, 2003 was $5,873,000, increasing approximately $658,000, or 13%, from $5,215,000 for the year ended December 31, 2002. Cost of revenue, as a percentage of sales, decreased from 94% to 64% on a year-to-year basis.

The increase in cost of revenue in 2003 was driven by:

            - the corresponding increase in the number of lasers and disposable products sold, offset, on a percentage of sales basis, by the leverage of fixed manufacturing costs across a greater number of units, and

            - new royalties and amortization of an intangible asset from the EVLT(R)patent acquisition.

Gross profit for the year ended December 31, 2003 was $3,325,000, increasing approximately $2,983,000 from $342,000 for the year ended December 31, 2002. On a percent-of-sales-basis, the gross margin increased 30 percentage points from 6% to 36%. The increase in gross profit in 2003 was driven by an increase in sales volume. Our prices remained stable.

OPERATING EXPENSES

Research and development expenses for the year ended December 31, 2003 decreased by 8% to $850,000 from $928,000 for the year ended December 31, 2002. This slight downward trend was largely due to cash constraints prior to the equity financing completed in the fourth quarter of 2003. The Company expects that research and development spending will return to higher levels in 2004.

Selling and marketing expenses for the year ended December 31, 2003 were $4,056,000, increasing approximately $792,000, or 24%, from $3,264,000 for the year ended December 31, 2002. The increase was primarily driven by higher sales commissions resulting from sales growth, restructuring of the sales field leadership and sales field organization, and an increased investment in marketing initiatives to support the commercialization of EVLT(R). In 2004, the Company anticipates significantly increasing the size of its direct sales force in the U.S. and anticipates increased spending levels in marketing programs to support the continued commercialization of EVLT(R).

General and administrative expenses for the year ended December 31, 2003 were $4,400,000 increasing approximately $575,000, or 15%, from $3,825,000 for the year ended December 31, 2002. The increase was primarily due to costs incurred in connection with financing initiatives, proxy statements and corresponding stockholder meetings, legal fees in connection with the lawsuit we filed against Vascular Solutions and the $150,000 in legal fees paid for the settlement of the Augenbaum litigation. In 2004, the Company anticipates an increase in general and administrative expenses due to the growth in the infrastructure required to support a rapidly growing business and due to increased legal fees in connection with the lawsuits we filed against Vascular Solutions, Inc. and AngioDynamics, Inc.

LOSS FROM OPERATIONS

As a result of the above, the loss from operations for the year ended December 31, 2003 was $5,980,000, decreasing approximately $1,694,000, or 22%, from
7,674,000 for the year ended December 31, 2002, as increasing costs were more than offset by increased operating revenue.

INTEREST EXPENSE, NET

Interest expense for the year ended December 31, 2003 was $13,902,000, compared to $327,000 for the year ended December 31, 2002, and included $12,894,000 in non-cash charges for debt discounts, beneficial conversion features and debt financing costs related to the December 2002, May 2003 and September 2003 debt financings, as well as interest expense on notes related to the May 2003 and September 2003 debt financings that we converted into common stock in the second closing of the equity financing on November 25, 2003. Also, cash-based interest expense in 2003, in the amount of $1,008,000, included $783,000 in amortization of debt financing costs and $132,000 in interest expense on notes related to the December 2002 debt financing. These charges will not continue in 2004, as the December 2002 notes were fully repaid in cash subsequent to the first closing of the equity financing on September 3, 2003, and the May 2003 and September 2003 notes (including all accrued interest thereon) were fully converted into common stock in the second closing of the equity financing in November 2003. In addition, 2003 included $72,000 in interest expense on the $936,000 promissory note we owed to Axcan Pharma, which we fully paid when we repaid the note on January 2, 2004, in accordance with the terms of the note.

The following tables summarize the cash-based (general) interest expense and non-cash interest expense in 2003:

CASH-BASED (GENERAL) INTEREST EXPENSE:

    December 2002 notes *                                            $   212,000
    May 2003 notes *                                                      51,000
    September 2003 notes *                                               652,000
    Axcan Pharma note *                                                   72,000
    Other                                                                 21,000
                                                                     -----------
    TOTAL                                                            $ 1,008,000


NON-CASH INTEREST EXPENSE:

           December 2002 notes *                                     $ 2,721,000
           May 2003 notes *                                            1,248,000
           September 2003 notes *                                      8,925,000
                                                                     -----------
           TOTAL                                                     $12,894,000

      * Interest expense was fully recognized in 2003.


Please see the notes to our 2003 financial statements (and the notes thereto) included with this annual report for further details regarding the accounting for non-cash interest expense.

INCOME TAXES

For the years ended December 31, 2002 and 2003, we included no provision for foreign, federal or state income taxes, as we incurred net operating losses.

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS

As a result of the above, the net loss applicable to common stockholders for the year ended December 31, 2003 was $19,881,000, or $0.36 per share, compared to a net loss of $8,001,000, or $0.59 per share, in the year ended December 31, 2002. The FY2003 net loss included $12,894,000 in non-cash interest expense arising from debt discounts and beneficial conversion features related to the bridge financings in December 2002 through September 2003.


                         LIQUIDITY AND CAPITAL RESOURCES

SUMMARY

Since our inception through December 31, 2003, we had an accumulated deficit of approximately $59,335,000, including $15,899,000 in non-cash interest expense. We may continue to incur operating losses due to spending on research and development programs, legal fees in support of our intellectual property rights, clinical trials, regulatory activities, sales, marketing and administrative activities. This spending may not correspond with any meaningful increases in revenues in the near term, if at all. As such, these costs may result in losses until such time as we generate sufficient revenue to offset such costs. We financed our operations primarily through private placements of common stock and preferred stock, private placements of convertible notes and short term notes and through credit arrangements.

In December 2002, we obtained $2,000,000 in bridge financing from Gibralt US, Inc., an affiliate, Samuel Belzberg, one of our directors and a significant stockholder. In return for this financing, we issued $1,000,000 in secured convertible notes and $1,000,000 in unsecured convertible notes, as well as 8,333,333 warrants to purchase common stock at $0.26 per share. We used the proceeds of this bridge financing to fund our operations while management assessed our business plan, capital needs and the availability of investment capital.

We anticipated that we would have access to additional funding sources from affiliated stockholders and new private and institutional investors. We required the proceeds of any such financing, together with our current cash resources, to continue as a going concern, and to use these proceeds to fund our operations and commercialize our products in 2003. However, at the time we recognized that additional financing may not be available on acceptable terms or at all. The inability to obtain additional financing would have caused us to reduce or cease operations, sell all or a portion of our assets, or enter into a business combination with a third party.

In April 2003, we appointed an investment banking firm (with which we had no prior relationship) as our exclusive financial advisor to provide advice relating to our capital structure and to explore raising additional capital through an equity financing in which the advisor would act as our placement agent.

In May 2003, we obtained $1,200,000 of bridge financing from three directors, Samuel Belzberg (investing through his affiliate, Gibralt US), James A. Wylie, Jr. and Peter Norris. In order to fund our operations while we pursued an equity financing transaction that would provide us with sufficient capital to pursue our business plan, based on the assumptions in that business plan. When we obtained bridge financing in May 2003, we also restructured the terms of the December 2002 bridge financing to change our capital structure by eliminating warrants and conversion rights granted in the December 2002 financing, which our board of directors believed, based on their experience and their assessment of the then-current availability for companies similarly situated with us to attract investors, would increase our opportunity to obtain long term equity financing.

In September 2003, we entered into an equity financing transaction pursuant to which we raised gross proceeds of $22,000,000 and satisfied the $1,200,000 in debt we issued in the May 2003 bridge financing. This equity financing is discussed in detail under "September 2003 Equity Financing," below. We received gross proceeds of $6,500,000 in this transaction on September 3, 2003 and received the balance of $15,500,000 and satisfied the $1,200,000 in debt issued in the May 2003 bridge financing at the final closing on November 25, 2003.

The proceeds from the equity financing will enable the Company to invest in key sales and marketing programs, implement its intellectual property strategy, and retire existing debt. On September 3, 2003, the Company acquired the exclusive rights to U.S. Patent No. 6,398,777 for endovenous laser treatment of varicose veins. The EVLT(R) Patent relates to the technology underlying our EVLT(R) product line. In connection with this technology acquisition, we paid an aggregate of $2,000,000 to Dr. Robert Min and Endolaser Associates, LLC in
upfront payments, and agreed to make additional payments to Endolaser Associates, LLC totaling $2,500,000 in 10 quarterly installments of $250,000 each, commencing in the fourth quarter of 2003. The technology acquisition is discussed in detail under " September 2003 Acquisition of Exclusive EVLT(R) Technology" below.

REPAYMENT OF DEBT

On September 3, 2003, we fully repaid the December 2002 notes in cash, in the aggregate principal amount of $2,000,000, plus accrued interest. On November 25, 2003, upon obtaining stockholder approval of the equity financing, we fully converted the May 2003 notes, in the aggregate principal amount of $1,200,000, plus accrued interest, into common stock as part of the equity financing. On January 2, 2004, we fully retired the promissory note to Axcan Pharma in cash, in the principal amount of $936,000, plus accrued interest. These debt retirements further strengthen our balance sheet, since upon repaying the Axcan Pharma note, we became free of bank debt (except for amounts outstanding under our line of credit with Barclays Bank).

SEPTEMBER 2003 ACQUISITION OF EXCLUSIVE EVLT(R) TECHNOLOGY

On September 3, 2003, we acquired rights to U.S. Patent No. 6,398,777 and related foreign patents for endovenous laser treatment of varicose veins. The EVLT Patent relates to the technology underlying our EVLT(R)product line. This acquisition resulted from two transactions.

In the first transaction, we purchased the interest in the EVLT Patent owned by Dr. Robert J. Min, one of the five named inventors of the EVLT Patent. This transaction was completed under a purchase agreement with Dr. Min entered into on July 23, 2003. Pursuant to the agreement, on September 3, 2003, we paid $500,000 in cash and issued options to purchase 1,000,000 shares of common stock in exchange for Dr. Min's assignment to us of his interest in the EVLT Patent. The stock options are fully vested, have an exercise price of $0.08 per share (the price per share paid by the investors in the first closing of the equity financing), and are exercisable for ten years. We also agreed to pay to Dr. Min variable payments based on our sales of products using the EVLT Patent over the remaining 16-year life of the EVLT Patent. Dr. Min previously licensed the EVLT Patent to us and had served as a consultant to us. Dr. Min's consulting agreement with us was amended to reflect the changes in the relationship with him as a result of the acquisition of his EVLT Patent rights. Dr. Min will continue to act as a consultant to us under the revised consulting agreement.

In the second transaction, we licensed, on an exclusive basis (except for Spain), the EVLT Patent from Endolaser Associates, LLC, the assignee of interest in the EVLT Patent from the other four named inventors of the EVLT Patent. This transaction was completed under a license agreement between us and Endolaser Associates entered into on July 11, 2003. On September 3, 2003, we paid Endolaser Associates $1,500,000 for the exclusive license granted by Endolaser Associates on behalf of the four inventors who had assigned their interest in the EVLT Patent to Endolaser Associates. We agreed to make additional payments totaling $2,500,000 in 10 quarterly installments of $250,000 each, commencing in the fourth quarter of 2003. We have agreed to pay Endolaser Associates variable royalties based on our sales of products using the EVLT Patent over the remaining 16-year life of the EVLT Patent.

We recorded an intangible technology asset in the amount of $4,702,000 to record the acquisition of the EVLT Patent. The intangible asset will be amortized over the remaining 16-year life of the EVLT Patent.

CASH POSITION AND CASH FLOW

We had cash balances of approximately $13,400,000 and $1,900,000 at December 31, 2003 and December 31, 2002, respectively.

The equity financing completed in November 2003 raised gross proceeds in the amount of $23,200,000, including $22,000,000 in new cash proceeds and $1,200,000 in the form of conversion of May 2003 notes into common stock in the second closing of the equity financing. The following table summarizes the use of proceeds from the equity financing:

EQUITY FINANCING PROCEEDS:

Gross Proceeds - 1st closing in September                            $ 6,500,000
Gross Proceeds - 2nd closing in November                              15,500,000
                                                                     -----------
NEW CASH PROCEEDS                                                     22,000,000

     USE OF PROCEEDS:
        EVLT(R)Patent Acquisition                                    $ 2,250,000
        Retirement of December 2002 Notes (1)                          2,132,000
        Equity financing costs                                         1,160,000
        Reduction in trade payables                                    1,141,000
        Retirement of short term notes                                   438,000
        Augenbaum Settlement                                             150,000
        Working capital 9/1/03-12/31/03                                1,329,000
                                                                     -----------
        TOTAL USE OF PROCEEDS                                        $ 8,600,000
        NET BALANCE OF PROCEEDS
        AS OF DECEMBER 31, 2003:                                     $13,400,000
                                                                     ===========

CASH USED IN OPERATIONS

Cash used in operations for the year ended December 31, 2003 was $6,431,000. This principally results from the $5,980,000 loss from operations, offset by changes in working capital and reflects the $1,141,000 reduction in trade payables subsequent to completion of the equity financing in November, and the external marketing initiatives and the costs of a direct sales force in support of the commercialization of EVLT(R).

CASH USED IN INVESTING

Cash used in investing activities for the year ended December 31, 2003 was $2,579,000. On September 3, 2003, we acquired rights to U.S. Patent No. 6,398,777 for the endovenous laser treatment of varicose veins, which patents relate to the technology underlying our EVLT(R) product line. In connection with this technology acquisition, we paid an aggregate of $2,000,000 to Dr. Robert Min and Endolaser Associates, LLC in upfront payments, $250,000 to Endolaser Associates, LLC in subsequent acquisition payments, and $144,000 in other costs. Net cash used by investing activities also includes $230,000 in property, plant and equipment, principally for demonstration equipment for customer trial programs.

CASH PROVIDED BY FINANCING

Cash provided by financing activities for the year ended December 31, 2003 was $20,093,000. This includes $1,200,000 in gross proceeds from the May interim financing, $22,000,000 in new gross proceeds from the equity financing and the investment by the placement agent of its $495,000 fee in connection with the equity financing closing on September 3, 2003, offset by the retirement of the December 2002 notes in the aggregate principal amount of $2,000,000, the retirement of short term notes to professional service providers for legal and marketing services in the aggregate principal amount of $445,000 and $1,172,000 in legal, placement agent, auditing and other costs incurred in the equity financing that were offset against additional paid in capital.

BANK LINE OF CREDIT

As of December 31, 2003, Diomed Ltd., our UK subsidiary, had access to a line of credit with Barclays Bank, which was limited to the lesser of (BPS)350,000 (approximately $624,000 at December 31, 2003) or 80% of eligible accounts receivable. This line bears interest at 3% above Barclays Bank's base rate (3.75% at December 31, 2003), and borrowings are due upon collection of receivables from customers. To secure this line of credit, Barclays Bank has a security interest in all assets of Diomed Ltd. (excluding inventory on certain intellectual property).

As  of  December   31,   2002,   borrowings   of   approximately   (BPS)134,000,
(approximately $216,000) were outstanding under this line.

As of December 31, 2003, borrowing of approximately (BPS)147,000 (approximately $262,000) were outstanding under this line.

FUTURE AVAILABILITY OF CREDIT

As of January 2, 2004, when we repaid a promissory note held by Axcan Pharma, other than the security under the Barclays Bank line of credit, our assets are not the subject to any liens or encumbrances. Therefore these unencumbered assets are available as security for credit facilities we may seek in the future.

OFFERING TO STOCKHOLDERS OF RECORD AS OF AUGUST 29, 2003

The terms of the equity financing contemplated that we would commence an offering of up to 29,711,749 shares of common stock to the holders of our common stock as of August 29, 2003. We filed a registration statement to register the shares to be offered to the stockholders as of August 29, 2003, and that registration statement was declared effective by the SEC on February 13, 2003.

The offering is for up to 29,711,749 shares of our common stock. Stockholders as of August 29, 2003 may purchase from us one share of our common stock for each share of common stock held on August 29, 2003, at a purchase price of $0.10 per share. Accordingly, we may receive gross proceeds of up to approximately $3,000,000 in this offering. The offering period will be 45 days, commencing on March 3, 2004 and ending at 5:00 p.m. EST on April 16, 2004, unless we elect to extend the offering period.

The complete terms of the offering are set forth in the prospectus we filed with the Securities and Exchange Commission on March 2, 2004. Diomed distributed copies of the prospectus directly to the offeree stockholders. Requests for additional copies of the prospectus or questions pertaining to the offering process should be directed to Innisfree M&A, Inc, our information agent, via its toll-free number at 888-750-5834.

CAPITAL TRANSACTIONS IN 2003

On May 7, 2003, we issued Class C Preferred Stock to the holders of the notes and warrants we had issued in December 2003 in exchange for certain modifications we made to those notes and warrants. These shares of Class C Stock were convertible into 27,117,240 shares of common stock upon satisfaction of certain conditions. The modifications to the notes included eliminating the convertibility feature of the notes and eliminating the noteholders' right to approve a future financing transaction. We issued Class C notes in exchange for the December 2002 notes to reflect these modified terms. The modification to the warrants was the return of the warrants to us for cancellation.

On May 7, 2003, we also issued $1,200,000 in Class D notes to Gibralt US (an affiliate of a director, Samuel Belzberg, to which we issued $1,100,000 principal amount notes) and to two directors (James A. Wylie, Jr. and Peter Norris, to each of whom we issued $50,000 principal amount of notes). We issued these notes in exchange for loan commitments made by these noteholders. We also issued to these noteholders Class D Preferred Stock as a prepaid discount to recognize that the loan commitments were expected to be converted into equity in a future equity financing transaction that we then contemplated, and to reflect the risk that the equity financing transaction might not occur. These shares of Class D Stock were convertible into a total of 3,021,552 shares of common stock upon satisfaction of certain conditions. The notes were convertible into the securities to be issued in the contemplated equity financing on the same terms as applied to the other investors in the equity financing.

On August 22, 2003, we exchanged the Class C Stock for an equal number of shares of Class E Preferred Stock, and we exchanged the Class D Stock for an equal number of shares of Class F Preferred Stock. We exchanged these shares of preferred stock in accordance with the stipulation of settlement we entered into to settle the Augenbaum class action lawsuit that was filed in late July 2003. That lawsuit claimed, among other things, that the Class C Stock and Class D Stock was not permitted to be, by its terms, convertible into common stock. Accordingly, although we denied the allegations in the lawsuit, to reach a settlement amicably, we created the Class E and Class F Stock and performed the preferred stock exchange. The Class E and F Stock is not by its terms convertible into common stock. However, by a separate agreement between us and the holders of the Class E and F Stock, upon the satisfaction of certain conditions, we will issue 27,117,240 shares of common stock in exchange for the Class E Stock and we will issue 3,021,552 shares of common stock in exchange for the Class F Stock.

On September 2, 2003, we entered into definitive agreements for the equity financing that we had been pursuing since the second quarter of 2003. Pursuant to these agreements, on September 3, 2003, the investors in the equity financing funded to us $6,500,000 in the form of secured bridge loans, and we issued secured bridge notes to these investors. The $1,200,000 principal amount of Class D notes we issued in May 2003 converted into common stock at the final closing of the equity financing on November 25, 2003. We applied part of the proceeds of the secured bridge loans to repay all of the notes that we originally issued in connection with our $2,000,000 December 2002 bridge financing. The secured bridge notes converted into common stock at $0.08 per share at the final closing, the investors purchased $15,500,000 of common stock for $0.10 per shares and the $1,200,000 in Class D notes and accrued interest on these notes were purchased for common stock for $0.10 per share.

On September 3, 2003, in connection with the equity financing, we issued securities to pay the fees of the placement agent that we engaged in April 2003 to assist us in obtaining the financing that we needed. In lieu of paying this fee in cash, we issued to the placement agent $495,000 in secured bridge notes plus warrants to purchase up to 40,879,063 shares of common stock. Of these warrants, 17,541,563 warrants have an exercise price of $0.001 per share, 6,187,500 warrants have an exercise price of $0.08 per share and 17,150,000 warrants have an exercise price of $0.10 per share. These warrants are exercisable for five years.

On November 25, 2003, we had the final closing of our equity financing, pursuant to which we issued a total of 256,552,012 shares of common stock to the investors in the equity financing.

On November 25, 2003, in connection with the final closing of the equity financing, we exchanged all outstanding Class E Stock for a total of 27,117,240 shares of common stock and we exchanged all outstanding Class F Stock for a total of 3,021,552 shares of common stock, as provided by the August 2003 exchange agreement.

On November 25, 2003, we issued 500,000 shares of common stock to Verus Support Services, Inc. in connection with an agreement we made on September 30, 2003 to issue these shares in lieu of accrued cash payments due under our December 2001 agreement with Verus that we ceased paying in August 2002.

On December 3, 2003 and December 8, 2003, some of the warrants we issued on September 3, 2003 were exercised. Specifically, a total of 11,010,057 of the warrants with an exercise price of $0.001 per share were exercised, and we issued a total of 10,977,676 shares of common stock in that connection. Because these holders used the cashless exercise feature of the warrants, they did not have to pay us the exercise price in cash and we issued fewer than the total number of warrants exercised.

On December 18, 2003, in connection with the equity financing, we issued an additional 347,567 shares of common stock to those investors who paid cash for their shares at the final closing of the equity financing. We issued these shares because under the terms of the escrow agreement under which these investors deposited all funds for their investment, these investors were entitled to either receive the interest that was earned on their funds while held in escrow or to receive shares in lieu of this interest, with the interest earned being paid to us, as determined by the placement agent. The placement agent elected to have the interest paid to us and for us to issue additional shares to the investors. We received approximately $35,000 in interest from the escrow agent on December 18, 2003, and we then issued the additional shares to the investors (at a price of $0.10 per share).

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition, results of operations, and cash flows are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the US. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to bad debts, inventory valuation and obsolescence, intangible assets, income taxes, warranty obligations, contingencies and litigation. Additionally, we use assumptions and estimates in calculations to determine stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our critical accounting policies include:

            -     revenue recognition;

            -     allowance for doubtful accounts;

            -     warranty obligation;

            -     allowances for excess and obsolete inventory; and

            -     valuation of long-lived and intangible assets.

            Revenue Recognition. We derive our revenue from primarily two sources: (i) revenues from products including lasers, instrumentation, and disposables, and (ii) revenues from service. We recognize revenue on products and services when persuasive evidence of an arrangement is in place, the price is fixed or determinable, collectability is reasonably assured and title and risk of ownership has been transferred. Transfer of title and risk of ownership generally occurs when the product is shipped to the customer. We currently provide for the estimated cost to repair or replace products under warranty at the time of sale. Service revenue is recognized as the services are performed.

            Allowance for Doubtful Accounts. Accounts receivable are customer obligations due under normal trade terms. We sell our products to private physicians, hospitals, health clinics, distributors and OEM customers. We generally require signed sales agreements, non-refundable advance payments and purchase orders, and in certain circumstances, depending upon the type of customer, letters of credit. Some customers seek equipment financing from third party leasing agents. Accounts receivable are stated at the amount billed to the customer less a valuation allowance for doubtful accounts.

Senior management reviews accounts receivable on a monthly basis to determine if any receivables could potentially be uncollectible. We include specific accounts receivable balances that are determined to be uncollectible, along with a general reserve, in our overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on available information, we believe our allowance for doubtful accounts as of December 31, 2003 is adequate.

            Warranty Obligation. We engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers. In addition to these proactive measures, we also provide for the estimated cost of product warranties at the time revenue is recognized.

            Excess and Obsolete Inventory. Inventories are valued at the lower of cost (first-in, first-out) or market. We maintain reserves for our estimated obsolete inventory based on historical cost.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the Emerging Issues Task Force ("EITF") reached consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Revenue arrangements with multiple deliverables include arrangements which provide for the delivery or performance of multiple products, services and/or rights to use assets where performance may occur at different points in time or over different periods of time. EITF Issue No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of the guidance under this consensus did not have an impact on our financial position, results of operations or cash flows.

In April 2003, the FASB issued SFAS No. 149, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in SFAS No. 133, clarifies when a derivative contains a financing component, amends the definition of an underlying (as initially defined in SFAS No. 133) to conform it to language used in FIN No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and amends certain other existing pronouncements. SFAS No. 149 is effective for all contracts entered into or modified after June 30, 2003, subject to certain exceptions. The adoption of this statement did not have an impact on our financial position, results of operations, or cash flows.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances), while many of such instruments were previously classified as equity or "mezzanine" equity. The statement also requires that income statement treatment be consistent with the balance sheet classification. That is, if the instrument is classified as a liability, payments to the holders are interest expense, not dividends, and changes in value are recorded in earnings. The statement relates to three specific categories of instruments: mandatorily redeemable shares, freestanding written put options and forward contracts that obligate an entity to purchase its own shares, and freestanding contracts that obligate an entity to pay with its own shares in amounts that are either unrelated, or inversely related, to the price of the shares. SFAS No. 150 is effective immediately for financial instruments entered into or modified after May 31, 2003 and otherwise is effective in the first interim period beginning after June 15, 2003. The adoption of this statement did not have an impact on our financial position, results of operations, or cash flows.

In December 2003, the FASB issued a revision to FIN No. 46, Consolidation of Variable Interest Entities. The revised FIN No. 46, which replaces the original FIN No. 46 issued in January 2003, clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. While this interpretation exempts certain entities from its requirements, it also expands the definition of a variable interest entity ("VIE") to a broader group of entities than those previously considered special-purpose entities ("SPE's") and specifies the criteria under which it is appropriate for an investor to consolidate VIE's. Application of the revised FIN No. 46 is required in financial statements of public entities that have interest in structures that are commonly referred to as SPE's for periods ending after December 15, 2003. For all other types of VIE's, application of the revised FIN No. 46 by public entities is required for periods ending after March 15, 2004. The application of this interpretation with respect to structures commonly referred to as SPE's did not have a material impact on the Company's financial position, results of operations, or cash flows. We currently do not expect the application of this interpretation with respect to other types of VIE's to have a material impact on our financial position, results of operations, or cash flows.

In December 2003, the Securities and Exchange Commission ("SEC") published SAB No. 104, Revenue Recognition. SAB No. 104 was effective upon issuance and supersedes SAB No. 101, Revenue Recognition in Financial Statements, and rescinds the accounting guidance contained in SAB No. 101 related to multiple-element revenue arrangements that was superseded by EITF Issue No. 00-21. Accordingly, SAB No. 104 rescinds portions of the interpretive guidance included in Topic 13 of the codification of staff accounting bulletins. While the wording of SAB No. 104 has changed to reflect the guidance of EITF 00-21, the revenue recognition principles of SAB No. 101 have remained largely unchanged. The adoption of SAB No. 104 did not have a material effect on our financial position, results of operations, or cash flows.

ITEM 7. FINANCIAL STATEMENTS.

Our consolidated financial statements and related financial statement schedules are included herein and filed as a part of this annual report. See Index on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES

            (a) Evaluation of disclosure controls and procedures.

            The Company's principal executive officer and its principal financial officer have carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a -15e and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2003 and have concluded that, as of such date, the Company's disclosure controls and procedures in place are adequate to ensure material information and other information requiring disclosure is identified and communicated on a timely basis.

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


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following tables set forth certain information concerning our executive officers and directors serving as of March 22, 2004. For information about ownership of our common stock by the officers and directors named below, see "Security Ownership of Certain Beneficial Owners and Management."


       NAME                   AGE       POSITIONS AND OFFICES WITH THE COMPANY
       ----                   ---       --------------------------------------
   Geoffrey Jenkins ....       51       Chairman, Audit Committee Member
   James A. Wylie, Jr. .       65       Director, President and Chief Executive Officer
   David Swank .........       46       Director, Chief Financial Officer
   Gary Brooks .........       69       Director, Audit Committee Member
   Kim Campbell ........       56       Director
   Peter Klein .........       50       Director
   Edwin Snape, Ph.D....       63       Director
   Sidney Braginsky ....       66       Director, Audit Committee Member
   Joseph Harris .......       57       Director, Audit Committee Chairman
   Lisa M. Bruneau .....       37       Vice President, Finance, Treasurer and Secretary
   John J. Welch .......       45       Vice President, Marketing
   Leo T. Griffin, Jr...       57       Vice President, North American Sales
   Kevin Stearn ........       43       Vice President, Operations (General Manager Diomed Limited)


All of our directors were elected to hold office until our next annual meeting of stockholders or special meeting in lieu thereof (and thereafter until their successors have been duly elected and qualified). None of the persons named above are related by blood, marriage or adoption to any of our other directors or executive officers. Executive officers are elected annually by the board of directors and serve at the discretion of the board.

Following the close of fiscal year 2002, our board of directors elected James A. Wylie, Jr. as a member of the Board and appointed him as our president & chief executive officer. Mr. Wylie assumed his current position on January 13, 2003, replacing Mr. Peter Klein who resigned to pursue personal interests. Mr. Klein has remained as an active member of the board of directors. Mr. Wylie has over 30 years of global executive experience and has provided strategic advisory and management services to companies in the medical device, healthcare, chemical and telecommunications industries, and has also held various interim executive management positions at companies in the medical device and healthcare industries. He was initially engaged by us on December 2, 2002 to provide strategic consulting services to the board of directors and operating management. As a result, Mr. Wylie assumed his new position with a solid understanding of our technology, operations, personnel, competitive environment and business strategies. This knowledge provided for a rapid transfer of responsibility and minimized any interruption to vital corporate programs.

Concurrent with the election of Mr. Wylie, the board elected Geoffrey H. Jenkins as chairman of our board of directors. Mr. Jenkins has over 25 years of management experience in consumer and professional healthcare products and companies. Mr. Jenkins has been an active member of the board since the spring of 2001. Mr. Jenkins replaced our former chairman, James Arkoosh, who resigned from the board at the end of 2002.

Pursuant to the stockholders' agreement that we entered into with certain of the investors in the equity financing, these investors have the right to designate three persons for nomination to the board of directors. In January 2004, these investors designated to us two of these persons, Sidney Braginsky and Edwin Snape, Ph.D., for nomination. On January 20, 2004, the board of directors elected Mr. Braginsky and Dr. Snape to the board. At that time, Mr. Braginsky joined the board's Audit Committee and Dr. Snape joined the board's Compensation Committee. In February 2004, these investors designated to us the third of these persons, Joseph Harris, for nomination. Effective February 23, 2004, Samuel Belzberg resigned as a director. On February 24, 2004, the board of directors elected Mr. Harris to the board. At that time, Mr. Harris became Audit Committee Chairman and Mr. Brooks will continue to serve as a member of the Audit Committee.

In choosing the board's audit committee members, the board of directors considered a number of factors, including the business experience and financial expertise of proposed audit committee members. At the time they joined the board of directors in the first quarter of 2003, the board determined that David Swank and Gary Brooks each satisfied the Securities and Exchange Commission's definition of "audit committee financial expert" contained in the SEC's rules. When they became directors, Messrs. Swank and Brooks joined the audit committee (of which Peter Norris, a former director, and Geoffrey Jenkins were already members), and Mr. Swank assumed the role of audit committee chairman. When Mr. Swank became our chief financial officer in September 2003, he resigned from the audit committee and Mr. Brooks assumed the role of audit committee chairman. Peter Norris resigned from the board (and hence the audit committee) in September 2003. Sidney Braginsky joined the audit committee when he became a director in January 2004, and Joseph Harris joined the audit committee when he became a director in February, 2004. The board determined that Mr. Harris satisfied the SEC's definition of "audit committee financial expert," and he assumed the role of audit committee chairman from Gary Brooks, who remains an audit committee member. It is our practice that the Audit Committee shall approve all audit, audit-related and tax-related services in advance of the performance of such services.

We have not yet adopted a code of ethics applicable to our directors, officers and employees. However, we expect to adopt a code of ethics during the second quarter of 2004.

The following information regards our directors as of February 24, 2004:

                                      DIRECTOR     PRINCIPAL OCCUPATION DURING
NAME                         AGE        SINCE      LAST FIVE YEARS AND DIRECTORSHIPS
----                         ---        -----      ---------------------------------
Geoffrey Jenkins             51         2002       Mr.  Jenkins has been a director of Diomed  since 2001,  a director of the
                                                   Company   since  the  February  14,  2002  merger,   is  chairman  of  the
                                                   Compensation Committee and has been the chairman of the board of directors of the Company since January 2003. Mr. Jenkins has over twenty-five  years of experience in building consumer and professional  healthcare companies.
                                                   In 2000,  he founded  and became the  president  of  UV-Solutions,  LLC, a product  development  company.  From 1998 to 2000,  Mr.  Jenkins  held the
                                                   positions  of  chief   operating   officer  and  then   president  of  MDI
                                                   Instruments,   which  was  acquired  by  Becton  Dickinson  in  1999.  MDI
                                                   Instruments  developed and marketed  diagnostic devices for the healthcare market. Mr. Jenkins holds a BS and BA from Clarkson University, awarded in
                                                   1976.

Sidney Braginsky              66         2004      Mr.  Braginsky has been a director since January 2004. Mr.  Branginsky has in  excess of thirty  years of  executive  experience  in  scientific  and consumer  products.  During  the past five  years and prior  thereto,  Mr.
                                                   Braginsky has held a variety of executive level positions.  Currently, Mr.
                                                   Braginsky  is the  chairman  of DoubleD  Venture  Fund,  LLC,  chairman of
                                                   Atropos  Technologies,  LLC and chief  executive  officer and president of
                                                   Ineedmd,  Ltd. and chairman and chief executive officer of Digilab, LLC, a manufacturer and marketer of spectroscopy  instruments.  From 2001 through
                                                   2003,  Mr.  Braginsky was president of  Mediscience  Corp., a designer and developer of diagnostic  medical  devices.  From 1994 through 2000, he was president and chief operating  officer of Olympus America,  Inc., which he joined in 1970.  During his tenure at Olympus America,  a business unit of the global Japanese  company,  Mr.  Braginsky built Olympus America into a billion dollar business unit focused on optical  products.  Mr.  Braginsky currently serves as a director of Noven  Pharmaceutical Corp. (where he is a member of the Audit  Committee),  a director of Estech  Cardiology and a director of E.O.S.Electro-Optical  Systems. Mr. Braginsky is also chairman of the board of City University of New York,  Robert Chambers  Laboratory,
                                                   chairman   of   International    Standards    Organization    Optics   and
                                                   Electro-Optical  Systems and a board member of several other organizations in the scientific and educational  community.  Mr. Braginsky  attended the
                                                   City  University  of New York.


                                      DIRECTOR     PRINCIPAL OCCUPATION DURING
NAME                         AGE        SINCE      LAST FIVE YEARS AND DIRECTORSHIPS
----                         ---        -----      ---------------------------------
Gary Brooks                  69         2003       Mr.  Brooks has been a director of the  Company  since March 2003 and is a member of the Audit  Committee.  Mr.  Brooks  is a  nationally  recognized turnaround  consultant and crisis manager.  During the past five years and prior  thereto,  Mr. Brooks has  principally  served as chairman and chief executive  officer  of  Allomet  Partners,  Ltd.  where  since 1985 he has provided  turnaround  consulting and interim  management  services to more than 400 companies. He has over thirty-five years of diversified executive management experience.  Mr. Brooks earned a BS in Biochemical  Engineering and Industrial  Management from  Massachusetts  Institute of Technology in
                                                   1955 and an MS in Chemical  Engineering  and Operations  Research from the
                                                   University of Rochester in 1959.


A. Kim Campbell              56         2002       Ms. Campbell has been a director of the Company since March 2002, and is a member of the Compensation Committee. Ms. Campbell served as Canada's 19th
                                                   (and first female) Prime Minister in 1993. She was also Canada's  Minister of Justice, Attorney General and Minister of National Defense.  Currently,
                                                   Ms.  Campbell is a Visiting  Professor  of Practice at the John F. Kennedy
                                                   School of  Government  at Harvard  University.  In 2000,  she  completed a four-year term as Consul General of Canada in Los Angeles,  California, in
                                                   which she fostered  trade in the high-tech and  biotechnology  industries.
                                                   Ms.  Campbell holds a range of  prestigious  positions,  including  Senior
                                                   Fellow  of  the   Gorbachev   Foundation   of  North  America  in  Boston,
                                                   Massachusetts,  and member of the International of the Asia Society of New
                                                   York.  Ms.  Campbell is chair of the Council of Women  World  Leaders,  an organization  of current and former  Presidents and Prime  Ministers,  and deputy  president of the Club Madrid,  an  organization of former heads of state and government that democratic  transition.  Ms. Campbell holds a BA and an LLB from the  University of British  Columbia,  awarded in 1969 and
                                                   1983,  respectively,  performed  doctoral work in Soviet government at the
                                                   London  School of  Economics  from  1970 to 1973  (ABD),  and  holds  four honorary doctorates.

Joseph Harris                 57         2004      Mr. Harris has been a director of Diomed since  February  2004. Mr. Harris is currently a partner in Trillium Lakefront Partners, III, an early stage and growth equity venture  capital  company.  He has also served as senior vice-president  and  director  of  corporate  strategy &  development  for
                                                   Smithkline  Beecham,  where his  responsibilities  included  management of corporate acquisitions,  divestitures,  and joint ventures; Eastman Kodak, as managing  director of business  development  and  director of Licensing
                                                   Technology Development;  and senior vice president,  corporate development at Cantel  Medical Corp, a  publicy-traded  medical  device  Company.  Mr.
                                                   Harris  received  his  bachelors  degree  in  Accounting  and his MBA from
                                                   Syracuse University School of Business.  He earned his Juris Doctor degree from the  Syracuse  University  School of Law.  He is a  certified  public accountant  and is licensed to practice law in the state of New York.  Mr.
                                                   Harris  also   serves  on  the  board  of   directors   of   PacificHealth
                                                   Laboratories,  Inc.,  a  developer  of  nutritional  products  for  sports performance, weight loss and Type 2 diabetes.

Peter Klein                  50         2002       Mr.  Klein has been a director of Diomed  since 1999 and a director of the
                                                   Company  since the February  14, 2002 merger.  Mr. Klein has served as the president and chief executive  officer of Diomed from June 1999 and of the
                                                   Company since the merger  through  January 2003, at which time he resigned from the offices of president and chief executive officer,  but remained a director. For thirteen years prior to joining Diomed, Mr. Klein has served as an  executive  in the  medical  image  processing  business,  first  as founder,  president and  co-chairman  of Tomtec Imaging  Systems,  then as president  and  chief  executive  officer  of  Medison  America,  Inc.,  a subsidiary of the Korean Group Medison.

Edwin Snape, Ph.D.         63           2004       Dr. Snape has been a director  since January 2004. Dr. Snape has extensive experience in a broad range of  medical-related  fields. His experience in the field of medical devices  represents a broad range of technologies and markets,  including wound drainage,  blood transfusion,  ultrasound,  MRI, implantable  devices,  drug delivery,  vascular  access,  organ isolation,
                                                   atrial  fibrillation,   cardiac  monitoring,  temperature  management  and
                                                   thrombectomy.  In the diagnostic  field, Dr. Snape's  experience  includes alcohol and drug testing,  diabetes,  cardiovascular disease,  haematology testing and  antibody-based  diagnostic  testing.  His  experience  in the pharmaceutical  field  includes drug delivery,  CNS  disorders,  viral and
                                                   bacterial   diseases,   GI  tract   disorders,   human  tissue  and  organ
                                                   regeneration  and oncology.  During the past five years and prior thereto,
                                                   Dr. Snape has been a partner of New England  Partners,  a venture  capital company based in Boston,  Massachusetts founded in 1995. He was either the founder or management  partner in nine private equity  funds  aggregating, and  has  been  involved  in  numerous  investments,  including  over  320 investments in the health care sector, fourteen of which completed initial public  offerings  and  seventeen of which were either merged or acquired.
                                                   Dr. Snape earned Bachelor of Science and Ph.D.  degrees from University of
                                                   Leeds, England.

                                      DIRECTOR     PRINCIPAL OCCUPATION DURING
NAME                         AGE        SINCE      LAST FIVE YEARS AND DIRECTORSHIPS
----                         ---        -----      ---------------------------------
David Swank                  46         2003       Mr.  Swank has been a director of the Company  since March 2003 and served as  chairman  of the Audit  Committee  from that time  until he became the
                                                   Company's chief financial officer,  effective September 1, 2003. Mr. Swank is president  and founder of  BrookstoneFive,  Inc., a private  consulting firm engaged in corporate  strategy  formulation and capital  acquisition.
                                                   Since  1997,   Mr.   Swank  has   principally   been  the   president   of
                                                   BrookstoneFive, Inc., although from 2001 to the beginning of 2003, he also served as executive vice president and chief  financial  officer of Melard
                                                   Technologies,  Inc., a New York-based,  privately held high-tech developer of wireless  computing devices.  Mr. Swank has significant  accounting and financial  control  experience.  From 1994 to 1996, he served as executive vice  president-corporate  development  and  senior  vice  president-chief financial  officer at Telxon  Corporation,  a publicly traded developer of mobile  computing  devices,  and  from  1989  to  1992,  he  was  regional controller for PepsiCo Foods International  (PFI), the international snack food  subsidiary of PepsiCo,  Inc. Mr. Swank's other  experience  includes chief  financial  officer at AVM Systems,  Inc., a high-tech  developer of
                                                   Command and Control Systems, and audit manager at Peat, Marwick,  Mitchell
                                                   & Company  (currently KPMG), an international  "Big Four" accounting firm.
                                                   Mr. Swank earned a BS in Business  Administration in the honors accounting program  at  The  Ohio  State  University  in  1980  and  an  MBA  with  a concentration in Finance at Southern Methodist University in 1989.

James A. Wylie, Jr.          65         2003       Mr. Wylie has been a director of the Company  since January 2003, at which time he also became the Company's  president and chief executive  officer.
                                                   Prior to joining the Company,  Mr.  Wylie acted as a consultant  from 1994
                                                   through  2002,   providing   strategic   advisory  and  interim  executive
                                                   management services to institutional  investors and operating companies in
                                                   the  medical  device,   health  care,   chemical  and   telecommunications
                                                   industries.  Mr.  Wylie  has  more  than  30  years  of  global  executive management experience as a division president, group executive,  president and chief executive officer of both private and public  corporations.  Mr.
                                                   Wylie holds a BS in Chemistry from Bates College.

The following  information  regards our executive  officers,  in addition to Mr.
Wylie and Mr. Swank, and highly-compensated non-executive officer employees:


Kevin Stearn, Vice President,
Operations (General Manager
Diomed Limited)                                    Mr.  Stearn  joined us in March 2000 and is the general  manager of our UK subsidiary.  From 1987 to 2000 he served as the  operations  director of a medical  diagnostic  manufacturer,  joining  that  company  in  its  early start-up  phase and  growing  it to a  workforce  of over 700 people and a
                                                   30-fold increase in production. Mr. Stearn has managed FDA inspections.

Lisa M. Bruneau, Vice President,
Finance, Secretary and Treasurer                   Ms.  Bruneau  joined us in October 2001 as controller  and was promoted to vice  president,  finance,  secretary  and  treasurer  in March 2002.  Ms.
                                                   Bruneau  had  several  years  of  previous  experience  in the  fields  of accounting and financing in the  biopharmaceutical  industry.  Ms. Bruneau holds a BS from Bridgewater State College of Massachusetts awarded in 1989 and  received her MBA from Suffolk  University  in Boston,  Massachusetts, awarded in 2000.  During the last five years prior to joining the Company, she was director of finance at Acambis,  Inc.  (formerly OraVax,  Inc.), a biopharmaceutical company in Cambridge, Massachusetts.

Leo T. Griffin, Jr. Vice President
of North American Sales                            Mr. Griffin joined us in May 2003 as vice president of sales.  He has over
                                                   25 prior years of experience in the biotech  industry.  From 1998 to 2002,
                                                   Mr. Griffin was vice  president of sales and marketing with  Sigma-Aldrich
                                                   Corporation, a medical diagnostics company, and immediately prior to that, he served as a sales  representative,  sales  manager,  area  director and ultimately  director of health  systems for Dade Behring  Inc., a clinical diagnostics  manufacturer.  Mr.  Griffin  earned  a BS in  economics  from
                                                   Virginia Commonwealth University of Richmond, Virginia.

John J. Welch, Vice President
Of Marketing                                       Mr. Welch joined us in October 2002 as vice president of marketing. He has over 20 years prior  experience in marketing,  sales and management in the medical device industry.  Prior to joining Diomed, Mr. Welch was worldwide vice  president of  marketing  for the  surgical  division of  Haemonetics
                                                   Corp.,  and before  that he served CR Bard and  Datex-Ohmeda  in sales and marketing  capacities and acted as director of marketing and sales for the
                                                   New England  Region of the  American  Red Cross Blood  Program.  Mr. Welch
                                                   holds a BS in medical technology from Farmingham State College.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act requires our directors, executive officers and persons who own more than 10% of any class of our capital stock to file with the SEC initial reports of ownership and reports of changes in ownership and to provide copies of such reports to us. Based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required to be filed during the fiscal year ended December 31, 2003, we believe that all of the filing requirements applicable to our officers, directors and beneficial owners of greater than 10% of our common stock were complied with during the most recent fiscal year as to which we have issued our annual report, except as follows:

Ajmal Khan, formerly a beneficial holder of greater than 10% of our outstanding shares of common stock, did not timely file of sales of common stock he made at various times during 2003. Mr. Khan sold shares as follows, which sales were presumably required to have been reported within two business days on Forms 4 filed with the SEC:

        -----------------------------------------------------------------------
        Date of Sale                                      Number of Shares Sold
        -----------------------------------------------------------------------
        February 4, 2003                                          18,000
        -----------------------------------------------------------------------
        March 26, 2003                                           123,000
        -----------------------------------------------------------------------
        April 23, 2003                                            17,800
        -----------------------------------------------------------------------
        April 24, 2003                                           100,000
        -----------------------------------------------------------------------
        May 19, 2003                                             137,235
        -----------------------------------------------------------------------
        May 23, 2003                                             318,300
        -----------------------------------------------------------------------
        May 27, 2003                                             205,000
        -----------------------------------------------------------------------
        May 28, 2003                                             400,000
        -----------------------------------------------------------------------
        May 29, 2003                                             200,000
        -----------------------------------------------------------------------
        May 30, 2003                                             150,000
        -----------------------------------------------------------------------
        June 3, 2003                                             100,000
        -----------------------------------------------------------------------
        June 4, 2003                                             509,600
        -----------------------------------------------------------------------
        June 5, 2003                                             175,000
        -----------------------------------------------------------------------
        June 6, 2003                                             100,000
        -----------------------------------------------------------------------
        June 9, 2003                                             307,900
        -----------------------------------------------------------------------
        June 10, 2003                                            302,100
        -----------------------------------------------------------------------
        June 11, 2003                                            135,900
        -----------------------------------------------------------------------
        June 12, 2003                                            200,000
        -----------------------------------------------------------------------
        June 13, 2003                                             12,400
        -----------------------------------------------------------------------
        June 16, 2003                                            587,600
        -----------------------------------------------------------------------
        June 17, 2003                                            400,000
        -----------------------------------------------------------------------
        June 26, 2003                                             17,000
        -----------------------------------------------------------------------
        June 27, 2003                                             33,000
        -----------------------------------------------------------------------

Mr. Khan did not file the presumably required Forms 4 with the SEC until December 11, 2003. We were unaware of Mr. Khan's sales of these shares until he filed those Forms 4.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth certain information concerning the compensation that we paid for services rendered in all capacities for the fiscal years ended December 31, 2002 and 2003 and by those individuals serving as our chief executive officer during 2002 and our other executive officers serving on December 31, 2003 whose salary and bonuses for 2003 exceeded $100,000. We refer to these officers as the "Named Executive Officers." This information is unaudited.

                          ANNUAL COMPENSATION                              LONG-TERM COMPENSATION
                          -------------------------------------------------------------------------------------
                                                                                LONG-TERM
                                                                               COMPENSATION
                                                                                  AWARDS
                                                                                SECURITIES
                           FISCAL YEAR            ANNUAL                        UNDERLYING         ALL OTHER
NAME AND PRINCIPAL             END             COMPENSATION                    OPTIONS (1)       COMPENSATION
POSITION                  GRAPHIC OMITTED         SALARY           BONUS          (#)                 (2)
------------------        ---------------      ------------      --------      -----------       ------------
James A. Wylie, Jr.          12/31/03           $225,000 (3)    $177,000 (3)      800,000 (3)        $75,000 (4)
President and Chief          12/31/02                $0               $0                0            $50,000 (4)
Executive Officer
(effective January 12, 2003)

Peter Klein                  12/31/03           $172,000 (5)           $0         100,000               $0
President and Chief          12/31/02           $250,000               $0               0               $0
Executive Officer,
2/14/02 (after the
Merger) to 12/31/02

Gerald A. Mulhall            12/31/02                 $0               $0               0               $0
President and Chief
Executive Officer,
1/1/02 to 2/14/02 (prior
to the Merger) (6)

Lisa M. Bruneau (7)          12/31/03           $114,000               $0         110,000               $0
Vice President -             12/31/02           $105,000               $0          25,000               $0
Finance; Treasurer,
Secretary

Kevin Stearn (8)             12/31/03           $134,000               $0         150,000               $0
General Manager,             12/31/02           $109,000               $0               0               $0
Diomed Ltd.

John J. Welch (9)            12/31/03           $146,000               $0         110,000               $0
Vice President, Marketing    12/31/02            $35,000               $0          80,000               $0

Leo T. Griffin, Jr. (10)     12/31/03           $109,000               $0         200,000               $0

David B. Swank (11)          12/31/03                 $0               $0         200,000          $96,100
Chief Financial Officer

(1) During fiscal 2003 and 2002, neither Diomed Holdings, Inc. nor Diomed, Inc. granted any restricted stock awards or stock appreciation rights or made any long-term incentive plan payouts to any Named Executive Officer.

(2) Includes all other annual compensation and all other long-term compensation. Perquisites are not included if the aggregate amount is less than the lesser of $50,000 or 10% of salary and bonus.

(3) Pursuant to terms of Mr. Wylie's employment agreement, which included an annual salary of $300,000, a bonus award upon completion of an equity financing and the grant of 800,000 stock options. We paid Mr. Wylie a bonus of $177,000 in 2003 in recognition of his services performed in connection with the equity financing we completed in 2003. We agreed to pay Mr. Wylie a bonus of $50,000 in 2004 in recognition of his other services performed in 2003.

(4) Pursuant to terms of Mr. Wylie's consulting agreement, which provided that Mr. Wylie would act as a consultant for the period December 2, 2002 through February 28, 2003 for a consulting fee of $125,000. When we appointed Mr. Wylie as president and chief executive officer upon the resignation of Peter Klein effective January 10, 2003, we applied the remaining $75,000 of his consulting fee to the payment of his salary for 2003.

(5) Pursuant to the terms of Mr. Klein's employment agreement, we paid Mr. Klein's salary through June 30, 2003 and we also paid him for accrued but unused vacation. We granted options to purchase 100,000 shares of common stock to Mr. Klein in 2003.

(6) Mr. Mulhall was president and chief executive officer of the Company's predecessor, Natexco. Mr. Mulhall's service terminated as of the February 14, 2002 merger.

(7) Ms. Bruneau commenced her employment in November 2001, as controller. Ms. Bruneau was appointed vice president - finance, secretary and treasurer of the Company, with an effective annual salary of $110,000. We increased her annual salary to $122,000 effective September 1, 2003. We granted options to purchase 110,000 shares of common stock to Ms. Bruneau in 2003. We agreed to pay Ms. Bruneau an aggregate bonus of $40,000 in 2004, including $20,000 in recognition of her services performed in connection with the equity financing completed in 2003 and $20,000 in recognition of her other services performed in 2003.

(8) Mr. Stearn began employment in February 2000. All figures expressed as converted into US dollars from British Pounds Sterling. Mr. Stearn's annual salary was increased from BPS 78,000 to BPS 91,000 effective September 1, 2003. We granted options to purchase 150,000 shares of common stock to Mr. Stearn in 2003. We agreed to pay Mr. Stearn a bonus of $33,000 in 2004 in recognition of his services performed in 2003.

(9) Mr. Welch became our vice president of marketing in October 2002, at an effective annual salary of $140,000. We increased Mr. Welch's annual salary to $163,000 effective October 1, 2003. We granted options to purchase 110,000 shares of common stock to Mr. Welch in 2003. We agreed to pay Mr. Welch a bonus of $25,000 in 2004 in recognition of his services performed in 2003.

(10) Mr. Griffin became our vice president of sales in May 2002, at an effective annual salary of $175,000. We granted options to purchase 200,000 shares of common stock to Mr. Griffin in 2003. We agreed to pay Mr. Griffin a bonus of $30,000 in 2004 in recognition of his services performed in 2003.

(11) Mr. Swank became a director in March 2003 and served on our Audit Committee from that time until September 1, 2003, when we appointed Mr. Swank as chief financial officer on a consulting basis. We paid Mr. Swank consulting fees of $96,100 during 2003. We also agreed to pay Mr. Swank an aggregate bonus of $70,000 in 2004, including $50,000 in recognition of his services performed in connection with the equity financing completed in 2003 and $20,000 in recognition of his other services performed in 2003.

EQUITY COMPENSATION PLAN INFORMATION

As of December 31, 2003, 36,962,083 shares were available for issuance under our 2003 Omnibus Plan, 233,050 shares were available for issuance under our 2001 Plan and 614,671 shares were available for issuance under our 1998 Plan. However, we only intend to issue stock options and other incentive awards under the 2003 Omnibus Plan and not the 2001 or 1998 Plans.

The following table lists information as of December 31, 2003 as to the outstanding Warrants, stock options and other rights that were then outstanding and exercisable:

------------------------------- ----------------------------- ----------------------------- -----------------------------
                                                                                            Number of securities
                                Number of securities to be    Weighted average exercise     remaining available for
                                issued upon exercise of       price of outstanding          future issuance under
                                outstanding options,          options, warrants and rights  equity compensation plans
Plan Category                   warrants and rights                                         (excluding securities
                                (expressed in common stock)                                 reflected in column (a))
                                (a)                           (b)                           (c)
------------------------------- ----------------------------- ----------------------------- -----------------------------
Equity compensation plans                       4,690,196                         $0.55                    37,809,804
approved by stockholders
------------------------------- ----------------------------- ----------------------------- -----------------------------
Equity compensation plans not                           0                             0                             0
approved by stockholders
------------------------------- ----------------------------- ----------------------------- -----------------------------
Total                                           4,690,196                                                  37,809,804
------------------------------- ----------------------------- ----------------------------- -----------------------------

EMPLOYMENT AGREEMENTS

Effective July 1, 2001, Diomed, Inc. entered into an employment agreement with Mr. Klein, under which his employment continued until terminated in accordance with certain provisions. Upon the closing of the February 14, 2002 merger, we assumed Mr. Klein's employment agreement, and as a result during 2002 Mr. Klein served as our president and chief executive officer at an annual base salary of $250,000. The agreement provided for bonuses as determined by our board of directors, and employee benefits, including vacation, sick pay and insurance, in accordance with our policies. Pursuant the terms of this agreement, after Mr. Klein's resignation effective January 10, 2003, we paid his salary as then in effect and continued his medical benefits until June 30, 2003.

Effective  January 10, 2003, we entered into an employment  agreement with James
A. Wylie, Jr. as president and chief executive officer. Mr. Wylie became a director as of that date. Mr. Wylie's employment agreement is for a term of two years and provides for an annual base salary of $300,000 (payable commencing March 1, 2003), an award of options to purchase up to 800,000 shares of common stock and certain bonus compensation, including a discretionary bonus as determined by the board of directors and a bonus for the consummation of certain financings (including the equity financing), mergers or similar transactions. If we terminate Mr. Wylie's employment other than for cause, we will be obligated to pay his salary and provide benefits to him for the remainder of his two-year employment term. From December 2, 2002 until the effective date of his employment agreement, Mr. Wylie acted as a consultant to us and an advisory board member, pursuant to a management services agreement. Under the management services agreement, we paid Mr. Wylie a consulting fee of $125,000 for the period December 2, 2002 through February 28, 2003, and agreed to pay a success fee for the consummation of certain financing, merger or similar transactions (excluding the December 27, 2002 bridge financing transaction). The management services agreement was terminated upon the effective date of Mr. Wylie's employment agreement and was superceded by his employment agreement.

Effective December 28, 2003, we entered into a second employment agreement with James A. Wylie, Jr. This agreement supercedes our January 10, 2003 employment agreement with Mr. Wylie, and extends his employment by one year from December 31, 2004 until December 31, 2005. Mr. Wylie's new agreement provides for an annual base salary of $330,000 (commencing January 1, 2004), an award of options to purchase up to 2,700,000 shares of common stock and certain bonus compensation. If we terminate Mr. Wylie's employment other than for cause, we will be obligated to pay his salary and provide benefits to him for the remainder of his two-year employment term.

Effective  September 1, 2003, we entered into a consulting  agreement with David
B. Swank, as chief financial officer. Mr. Swank's agreement provides for a monthly fee of $12,500, and entitles him to receive options to purchase shares of common stock and bonus compensation. Mr. Swank's agreement is for six-month automatically renewable periods. Effective March 1, 2004, Mr. Swank's agreement was extended for a second six-month period until September 1, 2004 with a monthly fee of $16,700.

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

STOCK OPTION PLANS

2003 OMNIBUS PLAN

In November 2003, our stockholders approved a new incentive plan, the 2003 Omnibus Plan. The 2003 Omnibus Plan provides for grants or awards of stock options, restricted stock awards, restricted stock units, performance grants, stock awards, and stock appreciation rights. Only present and future employees and outside directors and consultants are eligible to receive incentive awards under the 2003 Omnibus Plan. We obtained stockholder approval of the 2003 Omnibus Plan at our annual meeting on November 25, 2003, after which we reserved 40,000,000 shares of common stock for issuance pursuant to this plan. As of December 31, 2003, options for 3,037,917 shares of common stock were outstanding under the 2003 Omnibus Plan, and options for 36,962,083 shares of common stock were available for future grants. In February 2004, the Company awarded employees, directors, two consultants and a service provider an aggregate of 22,104,630 stock options under the 2003 Omnibus Plan. As of March 22, 2004 options for 25,142,547 shares of common stock were outstanding under the 2003 Omnibus Plan, and options for 14,857,453 shares of common stock were available for future grants.

The Compensation Committee of the board of directors, or a subcommittee of the Compensation Committee, administers the 2003 Omnibus Plan. Each member of the Compensation Committee or its subcommittee, which must have at least two members, must meet the standards of independence necessary to be classified as an "outside director" for purposes of Section 162(m) of the Code and a non-employee director for the purposes of Rule 16b-3 under the Securities Exchange Act. Subject to the terms of the 2003 Omnibus Plan, the Compensation Committee will have complete authority and discretion to determine the terms of incentive awards.

The 2003 Omnibus Plan authorizes the grant of incentive stock options and nonqualified stock options. Incentive stock options are stock options that satisfy the requirements of Section 422 of the Code. Nonqualified stock options are stock options that do not satisfy the requirements of Section 422 of the Code. Options granted under the 2003 Omnibus Plan entitle the grantee, upon exercise, to purchase a specified number of shares from us at a specified exercise price per share. The Compensation Committee determines the period of time during which an option may be exercised, as well as any vesting schedule, except that no option may be exercised more than 10 years after the date of grant. The exercise price for shares of common stock covered by an option cannot be less than the fair market value of the common stock on the date of grant unless we agree otherwise at the time of the grant.

The 2003 Omnibus Plan also authorizes the grant of restricted stock awards on terms and conditions established by the Compensation Committee, which may include performance conditions. The terms and conditions will include the designation of a restriction period during which the shares are not transferable and are subject to forfeiture. In general, the minimum restriction period applicable to any award of restricted stock that is not subject to the achievement of one or more performance standards is three years from the date of grant. The minimum restriction period for any award of restricted stock that is subject to one or more performance standards is one year from the date of grant, except that restriction periods of shorter duration may be approved for awards of restricted stock or restricted stock units combined with respect to up to 4,500,000 shares reserved for issuance under the 2003 Omnibus Plan.

Restricted stock units may be granted on the terms and conditions established by the Compensation Committee, including conditioning the lapse of restrictions on the achievement of one or more performance goals. In the case of restricted stock units, no shares are issued at the time of grant. Rather, upon lapse of restrictions, a restricted stock unit entitles a participant to receive shares of common stock or a cash amount equal to the fair market value of a share of common stock on the date the restrictions lapse. The requirements with respect to restriction periods for restricted stock units are the same as those for restricted stock awards.

The Compensation Committee may make performance grants to any participants that are intended to comply with Section 162(m) of the Code. Each performance grant will contain performance goals for the award, including the performance criteria, the target and maximum amounts payable, and other terms and conditions. Performance criteria may include price per share of stock, return on assets, expense ratio, book value, investment return, return on invested capital
(ROIC), free cash flow, value added (ROIC less cost of capital multiplied by capital), total Stockholder return, economic value added (net operating profit after tax less cost of capital), operating ratio, cost reduction (or limits on cost increases), debt to capitalization, debt to equity, earnings, earnings before interest and taxes, earnings before interest, taxes, depreciation and amortization, earnings per share (including or excluding nonrecurring items), earnings per share before extraordinary items, income from operations (including or excluding nonrecurring items), income from operations compared to capital spending, net income (including or excluding nonrecurring items, extraordinary items and/or the accumulative effect of accounting changes), net sales, return on capital employed, return on equity, return on investment, return on sales, and sales volume.

The Compensation Committee will make all determinations regarding the achievement of performance goals. Actual payments to a participant under a performance grant will be calculated by applying the achievement of performance criteria to the performance goal. Performance grants will be payable in cash, shares of common stock or a combination of cash and shares of common stock. The Compensation Committee may reduce or eliminate, but not increase the payments except as provided in the performance grant.

The 2003 Omnibus Plan authorizes the making of stock awards. The Compensation Committee will establish the number of shares of common stock to be awarded and the terms applicable to each award, including performance restrictions. No more than 4,500,000 shares of common stock, reduced by restricted stock and restricted stock unit awards, may be granted under the 2003 Omnibus Plan without performance restrictions.

The Compensation Committee may grant Stock Appreciation Rights (SARs) under the 2003 Omnibus Plan. Subject to the terms of the award, SARs entitle the participant to receive a distribution in an amount not to exceed the number of shares of common stock subject to the portion of the SAR exercised multiplied by the difference between the market price of a share of common stock on the date of exercise of the SAR and the market price of a share of common stock on the date of grant of the SAR. Such distributions are payable in cash or shares of common stock, or a combination thereof, as determined by the Compensation Committee.

The Compensation Committee may make provisions in incentive awards with respect to a change in control, including acceleration of vesting or removal of restrictions or performance conditions.

The board may suspend or terminate the 2003 Omnibus Plan without Stockholder approval or ratification at any time or from time to time. Unless sooner terminated, the 2003 Omnibus Plan will terminate on April 10, 2013.

The board may also amend the 2003 Omnibus Plan at any time. No change may be made that increases the total number of shares of common stock reserved for issuance pursuant to incentive awards (except in certain instances to reflect adjustments to capital) or reduces the minimum exercise price for options or exchange of options for other incentive awards, unless such change is authorized by the stockholders. A termination or amendment of the 2003 Omnibus Plan will not, without the consent of the participant, adversely affect a participant's rights under an incentive award previously granted to him or her.

Except as otherwise permitted by the Compensation Committee and provided in the incentive award, incentive awards may not be transferred or exercised by another person except by will or by the laws of descent and distribution. The Compensation Committee may permit participants to elect to defer the issuance of common stock or the settlement of awards in cash under the 2003 Omnibus Plan.

Incentive awards representing up to 40,000,000 shares of common stock are authorized for issuance under the 2003 Omnibus Plan. We do not intend to issue any additional stock options under our 1998 or 2001 Stock Option Plans.

OPTION GRANTS IN LAST FISCAL YEAR

The following table sets forth certain information regarding stock options that we granted in 2003 to all Named Executive Officers:

                                                     PERCENT OF
                                                        TOTAL
                           NUMBER OF SHARES        OPTIONS GRANTED
NAME AND                      UNDERLYING            TO EMPLOYEES          EXERCISE PRICE          EXPIRATION
PRINCIPAL POSITION         OPTIONS GRANTED       IN FISCAL YEAR (1)          PER SHARE               DATE
------------------         ---------------       ------------------       --------------        --------------
James A. Wylie, Jr.(2)           800,000                  35.0%                  $ 0.26         January 10, 2013
President and
Chief Executive Officer

David B. Swank (3)               200,000                   9.0%                    0.46         June 4, 2013
Chief Financial Officer

Lisa M. Bruneau (4)               10,000                   0.5%                    0.19         May 1, 2013
VP Finance, Treasurer             90,000                   4.0%                    0.30         June 2, 2013
and Secretary                     10,000                   0.5%                    0.35         October 8, 2013

John J. Welch (5)                 10,000                   0.5%                    0.19         May 1, 2013
VP Marketing                      90,000                   4.0%                    0.30         June 2, 2013
                                  10,000                   0.5%                    0.35         October 8, 2013

Leo T. Griffin, Jr. (6)          200,000                   9.0%                    0.25         May 22, 2013
VP North American Sales

Kevin Stearn (7)                  10,000                   0.5%                    0.19         May 1, 2013
VP Operations  (General           90,000                   4.0%                    0.30         June 2, 2013
Manager Diomed Limited)           10,000                   0.5%                    0.35         October 8, 2013
                            ------------                -------                 -------
Totals                         1,560,000                  68.0%                  $ 0.29

(1) Based on a total of 2,291,500 options granted to employees during 2003.

(2) Mr. Wylie was awarded 2,700,000 options on February 11, 2004 at an exercise price of $0.18 per share, in connection with the extension of his employment contract through December 31, 2005, and 6,700,000 options on February 24, 2004 at an exercise price of $0.20 per share.

(3) Mr. Swank was awarded 1,500,000 options on February 24, 2004 at an exercise price of $0.20 per share.

(4) Ms. Bruneau was awarded 550,000 options on February 24, 2004 at an exercise price of $0.20 per share.

(5) Mr. Welch was awarded 700,000 options on February 24, 2004 at an exercise price of $0.20 per share.

(6) Mr. Griffin was awarded 700,000 options on February 24, 2004 at an exercise price of $0.20 per share.

(7) Mr. Stearn was awarded 850,000 options on February 24, 2004 at an exercise price of $0.20 per share.

OPTIONS HELD AT END OF PRIOR FISCAL YEAR

The following table sets forth certain information regarding stock options that the Named Executive Officers held as of December 31, 2003:

                                                NUMBER OF UNEXERCISED
                                                     OPTIONS AT                 VALUE OF "IN THE MONEY"
                                                 DECEMBER 31, 2003                    OPTIONS AT
NAME AND                                           EXERCISABLE/                   DECEMBER 31, 2003
PRINCIPAL POSITION                                 UNEXERCISABLE              EXERCISABLE/UNEXERCISABLE (1)
-------------------------------------------------------------------------------------------------------------
James A. Wylie Jr.,                             500,000 / 300,000                   $130,000 / $78,000
President and Chief Executive Officer

David B. Swank                                   66,667 / 133,333                         $0 / $0
Chief Financial Officer

Lisa M. Bruneau                                  39,479 / 120,521                         $0 / $5,400
VP Finance, Treasurer, Secretary

John J. Welch                                    38,333 / 151,667                         $0 / $5,400
VP Marketing

Leo T. Griffin, Jr.                                   0 / 200,000                         $0 / $50,000
VP North American Sales

Kevin Stearn                                     97,378 / 212,622                         $0 / $5,400
VP Operations (General Manager Diomed Limited)


(1) Based on the closing price of $0.29 on the American Stock Exchange on December 31, 2003 and the respective exercise prices of the options held.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      EQUITY COMPENSATION PLAN INFORMATION

      The following table lists information as of December 31, 2003 with respect to compensation plans under which equity securities of the Company are authorized for issuance. The information shown below addresses those outstanding options, warrants and rights which were outstanding and exercisable as of December 31, 2003:

------------------------------- ----------------------------- ----------------------------- -----------------------------
                                                                                            Number of securities
                                Number of securities to be    Weighted average exercise     remaining available for
                                issued upon exercise of       price of outstanding          future issuance under
                                outstanding options,          options, warrants and rights  equity compensation plans
Plan Category                   warrants and rights                                         (excluding securities
                                (expressed in common stock)                                 reflected in column (a))
                                (a)                           (b)                           (c)
------------------------------- ----------------------------- ----------------------------- -----------------------------
Equity compensation plans                       4,690,196                         $0.55                    37,809,804
approved by stockholders
------------------------------- ----------------------------- ----------------------------- -----------------------------
Equity compensation plans not                           0                             0                             0
approved by stockholders
------------------------------- ----------------------------- ----------------------------- -----------------------------
Total                                           4,690,196                                                  37,809,804
------------------------------- ----------------------------- ----------------------------- -----------------------------


BENEFICIAL OWNERSHIP

The following table sets forth beneficial ownership information as of March 24, 2004 for our capital stock owned by:

            - our chief executive officer and other executive officers whose salary and bonuses for 2003 exceeded $100,000 (the "Named Executive Officers");

            - each director;

            - our directors and executive officers as a group; and

            - each person who is known by us to beneficially own more than 5% of the outstanding shares of our common stock and other classes of voting stock.

To our knowledge, each person, along with his or her spouse, has sole voting and investment power over the shares unless otherwise noted.

                                                              AMOUNT AND NATURE OF
NAME                                                          BENEFICIAL OWNERSHIP       PERCENT OF CLASS(1)
-----                                                         --------------------       ------------------
Geoffrey Jenkins                                                    275,000  (2)                  .1%
James A. Wylie, Jr.                                               2,061,510  (3)                  .6%
David B. Swank                                                      191,667  (4)                  .1%
Gary Brooks                                                          75,000  (5)                   0%
A. Kim Campbell                                                     175,000  (6)                  .1%
Peter Klein                                                          75,000  (7)                  .1%
Edwin Snape                                                          41,667  (8)                   0%
Sidney Braginsky                                                     41,667  (9)                   0%
Joseph Harris                                                        41,667  (10)                  0%
Lisa Bruneau                                                         96,979  (11)                  0%
John J. Welch                                                       112,500  (12)                  0%
Leo T. Griffin, Jr.                                                  58,333  (13)                  0%
Kevin Stearn                                                        189,902  (14)                  0%

All officers and directors as a group (13 persons)                3,435,892                       1.0%

Beneficial Owners of More than 5% of the Company's common stock:

Samuel Belzberg                                                  54,763,964  (15)                16.6%
Zesiger Capital Group                                            43,398,500  (16)                13.2%
Nathan Low                                                       22,193,747  (17)                 6.4%

(1) Calculated pursuant to Rule 13d-3 of the Rules and Regulations under the Securities Exchange Act of 1934, as amended. Percentages shown for all officers and directors as a group are calculated on an aggregate basis and percentages shown for individuals are rounded to the nearest one-tenth of one percent. The mailing address for each of the directors and officers is c/o Diomed, Inc., One Dundee Park, Andover, MA 01810.

(2) Includes 275,000 shares of common stock issuable upon the exercise of stock options.

(3) Includes (i) 125,898 shares of common stock issued on November 25, 2003 upon exchange of Class F Stock owned by Mr. Wylie, (ii) 523,112 shares of common stock issued on November 25, 2003 upon conversion of Class D Notes held by Mr. Wylie and (iii) 1,412,500 shares of common stock issuable upon the exercise of stock options.

(4) Includes 191,667 shares of common stock issuable upon the exercise of stock options.

(5) Includes 75,000 shares of common stock issuable upon the exercise of stock options.

(6) Includes 175,000 shares of common stock issuable upon the exercise of stock options.

(7) Includes 75,000 shares of common stock issuable upon the exercise of stock options.

(8) Includes 41,667 shares of common stock issuable upon the exercise of stock options.

(9) Includes 41,667 shares of common stock issuable upon the exercise of stock options.

(10) Includes 41,667 shares of common stock issuable upon the exercise of stock options.

(11) Includes 96,979 shares of common stock issuable upon the exercise of stock options that we have issued.

(12) Includes 112,500 shares of common stock issuable upon the exercise of stock options that we have issued.

(13) Includes 58,333 shares of common stock issuable upon the exercise of stock options that we have issued.

(14) Includes 189,902 shares of common stock issuable upon the exercise of stock options that we have issued.

(15) Includes 54,647,297 shares of common stock owned by Gibralt Capital Corp. and 116,667 shares issuable upon the exercise of stock options by Mr. Belzberg. Mr. Belzberg is an affiliate of Gibralt Capital Corp. and Gibralt US, and therefore is deemed to beneficially own the securities they hold. On January 14, 2004, Gibralt US sold 956,500 shares of common stock (which are registered shares that Gibralt US purchased from other stockholders in a private transaction on January 17, 2003) to Samuel Belzberg's cousin, Morris Belzberg, at a price of $0.08 per share. Samuel Belzberg disclaims beneficial ownership of the securities held by Morris Belzberg. Effective February 23, 2004, Mr. Belzberg resigned from the board of directors.

 (16) According to the Schedule 13G filed by Zesiger Capital Group with the Securities and Exchange Commission on February 12, 2004, consisting of 43,398,500 shares over which Zesiger has sole dispositive power, as investment adviser for Zesiger clients, none of whom individually owns more than 5% of the common stock. Zesiger's address is 320 Park Avenue, 30th Floor, New York, NY 10022.

(17) Mr. Low is the president of Sunrise Securities Corp, our placement agent in the equity financing. We issued warrants to purchase 40,879,063 shares of common stock to the placement agent, which in turn transferred these warrants to Mr. Low and eight other employees, one former employee, a consultant and a charitable trust. According to the Schedule 13D filed by Mr. Low with the
Securities and Exchange Commission on December 5, 2003, Mr. Low held our securities as follows: (i) 2,408,181 shares of common stock issued to him upon conversion of secured bridge notes held by him at the second closing of the equity financing on November 25, 2003, (ii) 8,483,703 shares of common stock issued to him upon exercise of warrants to purchase shares at $0.001 per share,
(iii) 3,024,767 shares of common stock issuable to him upon exercise of warrants to purchase shares at $0.08 per share and (iv) 8,277,095 shares issuable to him upon exercise of warrants to purchase shares at $.10 per share. The 22,193,746 shares of common stock beneficially held by Mr. Low does not include 5,659,712 shares of common stock beneficially held by Sunrise Foundation Trust, a charitable trust of which Mr. Low is a trustee. In his Schedule 13D, Mr. Low disclaimed beneficial ownership of the shares of common stock held by Sunrise Foundation Trust. Mr. Low's address is c/o Sunrise Securities Corp., 641 Lexington Avenue, 25th Floor, New York, NY 10022.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATED TRANSACTIONS

During the past two years, we and our predecessor entities have entered into transactions with various related parties. Generally, the transactions were completed to finance our operations and to implement our business plans. We believe that each of these transactions were on terms as favorable to it as the terms we could have obtained from independent third parties. This section discusses transactions entered into between January 1, 2002 and December 31, 2003 between us and the following persons:

            - Samuel Belzberg, a director and his affiliates, Gibralt Capital Corp. and Gibralt US, Inc., a beneficial holder of more than 5% of our common stock; and

            - Verus International Group Limited and its affiliates, a beneficial holder of more than 5% of the our common stock (prior to the transactions on May 7, 2003, described below).


INTERIM FINANCING TRANSACTIONS FROM DECEMBER 2002 TO DECEMBER 31, 2003

At the beginning of 2003, the board elected a new president and chief executive officer and three new members of the board. In January 2003, Geoffrey Jenkins, one of our directors since 2001, became the chairman of the board. Also in January 2003, James A. Wylie, Jr. became our president and chief executive officer and a director. Mr. Wylie had been engaged on a consulting basis at the end of 2002 to review our business operations and viability. In March 2003, Gary Brooks, a nationally recognized turnaround consultant and crisis manager, and David Swank, an experienced financial executive with significant accounting and financial control experience, became independent directors.

In connection with the changes in the Board's composition and our leadership, we entered into three financing transactions, each of which was with a related party. Highlights of these three transactions are as follows:

            - December 2002 Interim Financing. At the end of December 2002, we borrowed $2,000,000 from Gibralt US in the form of one-year Class A Secured Convertible Notes and Class B Unsecured Convertible Notes. In connection with this loan, we also issued warrants to purchase 8,333,333 shares of common stock at an exercise price of $0.26 per share. These funds were used to provide working capital while new management and new independent directors completed their assessments of our prospects and operations.

            - May 2003 Interim Financing. In April 2003, we secured loan commitments for up to $1,200,000 as interim financing from Gibralt US and two directors. Gibralt US committed to lend up to $1,100,000, and Mr. Wylie and Peter Norris committed to lend the remaining $100,000 in exchange for one-year Class D Secured Notes. This transaction closed on May 7, 2003. These funds were used to provide working capital for us while we pursued our plan to raise long-term equity financing. We issued preferred shares convertible into a total of 3,021,552 shares of common stock to these lenders in connection with their loan commitments.

            - May 2003 Exchange Transaction. Simultaneously with obtaining the $1,200,000 of loan commitments, we modified several terms and conditions of the Class A and Class B Notes that we believed might impede the completion of a permanent equity financing with institutions and accredited investors. First, we issued Class C Stock, which was convertible into 27,117,240 shares of common stock, in exchange for the redelivery to us of 8,333,333 warrants and modification of the Class A and Class B Notes to make them non-convertible. Second, we issued Class D Stock, which was convertible into 3,021,552 shares of common stock, as a discount for the $1,200,000 in committed secured bridge loans. The 30,138,792 shares of common stock underlying the Class C Stock and Class D Stock represented in the aggregate approximately 50.36% of our common stock and common stock equivalents outstanding after the transactions.

            - May 2003 Modification Transaction. On May 28, 2003, we and the holders of the Class A and Class B Convertible Notes made further modifications to the notes to accommodate the plan for permanent equity financing. We did not issue any additional shares or pay any amounts to obtain these changes.

            -  August  2003  Exchange  of  Preferred  Shares.  As  part  of  our settlement of the Augenbaum lawsuit, we exchanged the convertible preferred stock we issued on May 7, 2003 for an equal number of shares of new classes of preferred stock. The new classes of preferred stock are not by their terms convertible into common stock, but under a written agreement with the stockholders, these shares were to be exchanged for an equal number of shares of common stock into which the number the former classes of common stock were convertible. This exchange was made to address a claim in the Augenbaum complaint that the preferred stock we issued in May 2003 could not be convertible by its terms. The plaintiff in Augenbaum agreed that we could issue the same number of shares of common stock into which the May 2003 preferred stock would have been convertible, but that the mechanism should be through an exchange of preferred stock for common stock, not a conversion of the preferred stock into common stock. Accordingly, the August 2003 exchange agreements with the holders of the preferred stock provide that after our stockholders approve the issuance of the underlying shares of common stock, then either we or the holders of the preferred stock may request the exchange of the preferred stock for that number of shares of common stock into which the May 2003 preferred stock was convertible.

            - Repayment of $2,000,000 Debt Incurred in December 2002 Interim Financing. On September 3, 2003, we repaid all of the $2,000,000 in principal and accrued interest on the notes we issued in connection with the December 2002 interim financing, using a portion of the $6,500,000 gross proceeds of the sale of Secured Bridge Notes in the equity financing.

            - Conversion of $1,200,000 Debt Incurred in May 2003 Interim Financing. On November 25, 2003, the $1,200,00 in notes we issued in our May 2003 interim financing, including accrued interest, converted into common stock at $0.10 per share. Accordingly, we issued 12,482,335 shares of common stock to these noteholders.

            - Conversion of Secured Bridge Notes. On November 25, 2003, the $6,995,000 in Secured Bridge Notes we issued at the first closing of the equity financing in September 3, 2003, including accrued interest, converted into common stock at $0.08 per share. Accordingly, we issued 89,069,676 shares of common stock to these noteholders.

            - Exchange of Class E and Class F Stock. On November 25, 2003, in connection with the final closing of our equity financing and pursuant to our agreement with the holders of our Class E and Class F Stock, we exchanged all outstanding shares to Class E Stock for a total of 27,117,240 shares of common stock and we exchanged all outstanding shares of Class F Stock for a total of 3,021,552 shares of common stock.

We summarize in the tables below the material terms of the Class A and Class B Convertible Notes and warrants that we issued in the December 2002 Interim
Financing, the Class C Notes that we issued in the May 2003 Exchange Transaction, the Class D Notes that we issued in the May 2003 Interim Financing Transaction and the Class E Notes that we issued in exchange for the Class C Notes and the amendments that we made to the Class D Notes in the May 2003 Modification Transaction. Following these tables, we describe the material terms of these securities in greater detail.

TABLE SUMMARIZING THE DECEMBER 2002 INTERIM FINANCING AND SUBSEQUENT
MODIFICATIONS

The following table summarizes the original terms of the $2,000,000 interim financing that we completed in December 2002, the terms of that $2,000,000 interim financing after giving effect to the exchange transaction that we completed on May 7, 2003 and the subsequent modification on May 28, 2003:

        ORIGINAL TERMS OF                         TERMS OF DECEMBER 2002                  TERMS OF DECEMBER 2002
          DECEMBER 2002                            INTERIM FINANCING AS                    INTERIM FINANCING AS
        INTERIM FINANCING                         MODIFIED MAY 7, 2003                     MODIFIED MAY 28, 2003

Indebtedness:                                Indebtedness:                              Indebtedness:
-------------                                -------------                              -------------
-     $2,000,000 principal amount            -     $2,000,000 principal amount          -     $2,000,000 aggregate
-     interest rate  8% per annum            -     interest rate 8% per annum                 principal amount
-     principal and accrued interest         -     principal and accrued                -     interest rate 12.5% per annum
      payable at maturity                          interest payable at maturity               starting 5/28/03
-     maturity date 1/1/04                   -     maturity date 1/1/04                 -     interest accrued through
                                                                                              5/27/03 added to principal
                                                                                              and becomes payable quarterly
                                                                                              commencing 3/31/04 to
                                                                                              the extent of 50% excess
                                                                                              quarterly cash flow
                                                                                        -     interest accrued from 5/28/03
                                                                                              payable quarterly commencing
                                                                                              9/30/03
-                                                                                             maturity date 1/1/06


Conversion of Indebtedness:                  Conversion of Indebtedness:                Conversion of Indebtedness:
---------------------------                  ---------------------------                ---------------------------
-     convertible into common stock          -     no conversion rights                 -     no conversion rights
      at noteholder's option
-     number of shares of common
      stock into which convertible
      equals principal and interest
      divided by conversion price
-     conversion price determined at
      time of conversion
-     conversion price is 80% of the
      then-prevailing price of common stock
      (determined  on basis of market
      price,  price in financing
      transaction or liquidation,
      as applicable)


Other Rights of Noteholders:                 Other Rights of Noteholders:               Other Rights of Noteholders:
----------------------------                 ----------------------------               ----------------------------
-     right to approve future                -     no right to approve future           -     no right to approve future
      financings prior to 1/1/2004                 financings                                 financings
-     right to participate in future         -     no right to participate in           -     no right to participate in
      financings at a 20% discount to the          future financings                          future financings
      price paid by investors in the         -     right to rescind 5/7/03 exchange     -     right to rescind 5/28/03 exchange
      future financing                             transaction if (1) no stockholder          transaction if (1) no stockholder
                                                   approval of issuance of
                                                   common approval of issuance
                                                   of common stock upon
                                                   conversion of preferred stock
                                                   upon conversion of preferred
                                                   shares issued in
                                                   consideration of shares
                                                   issued in consideration of
                                                   exchange transaction, or (2)
                                                   exchange transaction, or (2)
                                                   financing is not entered into
                                                   prior financing is not
                                                   entered into prior to 6/30/03
                                                   to 7/31/03


Security:                                    Security:                                  Security:
---------                                    ---------                                  ---------
-     $1,000,000 principal amount of         -     entire $2,000,000 principal          -     entire $2,000,000 principal
      notes secured, $1,000,000 principal          amount plus accrued interest               amount plus accrued interest on
      amount unsecured                             secured                                    notes secured
-     security interest granted in           -     security interest is lien on         -     security interest is lien on
      all of our personal property, subject        all of our personal property,              all of our personal property,
      to priority of prior security                subject to priority of prior               excluding intellectual property
      interest in accounts receivable              security interest in accounts              acquired after 12/31/02 and
-     pledge of stock of subsidiary                receivable                                 inventory and fixed assets in
      owning the photodynamic therapy        -     pledge of stock of subsidiary              excess of the stipulated 12/31/02
      business                                     owning the photodynamic therapy            value
                                                   business                             -     security interest in accounts
                                                                                              receivable subject to subrogation
                                                                                              to future creditors if we enter
                                                                                              into receivables financing
                                                                                              transaction
                                                                                        -     pledge of stock of subsidiary
                                                                                              owning the  photodynamic therapy
                                                                                              business


Warrants:                                    Warrants:                                  Warrants:
---------                                    ---------                                  ---------
-     warrants to purchase  8,333,333        -     December 2002 warrants               -     December 2002 warrants
      shares of common stock at exercise           surrendered, subject to the                surrendered, subject to the
      price of $0.26 per share                     December 2002 warrants being               December 2002 warrants being
-     number of warrant shares                     reissued upon the note-holders'            reissued upon the noteholders'
      subject to increase if shares of             exercise of their rescission rights        exercise of their rescission rights
      common stock or common stock
      equivalents are issued at a price
      less than the warrant exercise price
-     warrant exercise price subject to
      downward adjustment if common
      stock or common stock equivalents
      issued in a financing at less than
      the warrant exercise price

TABLE SUMMARIZING THE MAY 2003 INTERIM FINANCING AND SUBSEQUENT MODIFICATIONS

The following table summarizes the original terms of the $1,200,000 interim financing that we completed on May 7, 2003 and the subsequent modification to certain of the terms and conditions of that financing on May 28, 2003:


        ORIGINAL TERMS OF                           TERMS OF MAY 7, 2003
           MAY 7, 2003                         INTERIM FINANCING TRANSACTION
  INTERIM FINANCING TRANSACTION                   AS MODIFIED MAY 28, 2003
Indebtedness:                                Indebtedness:
-------------                                -------------
-    up to $1,200,000 aggregate              -    up to $1,200,000 aggregate
     principal amount                             principal amount
-    interest rate 8% per annum              -    interest rate 8% per annum
-    principal and accrued interest          -    principal and accrued interest
     payable 5/6/2004                             payable 5/6/2004


Conversion of Indebtedness:                  Conversion of Indebtedness:
---------------------------                  ---------------------------
-    no conversion rights                    -    no conversion rights


Other Rights of Noteholders:                 Other Rights of Noteholders:
----------------------------                 ----------------------------
-    no right to approve future              -    no right to approve future
     financings                                   financings
-    right to participate at the             -    mandatory participation in future
     noteholder's option in future                financings at the same price paid
     financings at the same price paid            by investors in the future
     by investors in the future                   financing and otherwise on the same
     financing and otherwise on the same          terms as applicable to those
     terms as applicable to those                 investors
     investors                               -    no right to redeem indebtedness for
-    right to redeem indebtedness for             cash upon completion of future
     cash upon completion of future               financing
     financing                               -    right to accelerate due date of
-    right to accelerate due date of              indebtedness if financing not
     indebtedness if financing not                completed prior to 7/31/2003
     completed prior to 7/1/2003


Security:                                    Security:
---------                                    ---------
-    $1,200,000 principal amount and         -    $1,200,000 principal amount and
     accrued interest on notes secured            accrued interest on notes secured
-    security interest granted in all of     -    security interest granted in all of
     our personal property, subject to            our personal property, excluding
     priority of existing lien in                 accounts receivable, intellectual
     accounts receivable                          property acquired after 12/31/02
-    pledge of stock of subsidiary                and inventory and fixed assets in
     owning the photodynamic therapy              excess of value as of 12/31/02
     business                                -    pledge of stock of subsidiary
                                                  owning the photodynamic therapy
                                                  business


Warrants:                                    Warrants:
---------                                    ---------
-    no warrants issued                      -    no warrants issued


DESCRIPTION OF DECEMBER 2002 INTERIM FINANCING TRANSACTION

The principal terms of the $2,000,000 bridge financing that we completed on December 27, 2002 were:

            - We borrowed $2,000,000 from Gibralt US, whose principal, Samuel Belzberg, is a member of our board of directors.

            - To evidence the loan, we issued $1,000,000 in Class A Notes that were secured and $1,000,000 in Class B Notes that were unsecured.

            - The maturity date of the notes was January 1, 2004.

            - The notes bore interest at 8% per annum, and accrued interest was payable at maturity.

            - The Class A and the Class B Notes, including principal and accrued interest, were convertible into common stock at 80% of the common stock price determined as follows: (i) if we were to complete a financing transaction in which we issued common stock or common stock equivalents, the price per share of common stock or common stock equivalent (the weighted average if multiple financing transactions occur in a rolling 30-day period), (ii) if we were to complete a financing transaction in which we did not issue common stock or common stock equivalents, the lower of the average of the closing price of the common stock for the 15 business days preceding the public announcement of the financing transaction or the average of the closing price of the common stock for the 15 business days following the public announcement of the financing transaction, (iii) if a liquidity event were to occur in which any person or group other than a stockholder on December 27, 2002 becomes the beneficial owner of at least 51% of voting control over us, the price per share allocated to each share of common stock or common stock equivalent, or (iv) if any other liquidity event were to occur, the lower of the average of the closing price of the common stock for the 15 business days preceding the public announcement of the liquidity event or the average of the closing price of the common stock for the 15 business days following the public announcement of the liquidity event.

            - If a merger or reorganization were to occur, the Class A and Class B Notes were convertible into the kind and number of shares of common stock, other securities or property into which the notes would have been converted into if the notes had been converted into common stock on the business day preceding the merger or reorganization.

            - We agreed not to consummate any financing transaction until January 1, 2004 while any Class A or Class B Notes were outstanding unless we had first received the approval of the holders of at least 66-2/3% of the outstanding principal amount of the notes.

            - We also issued to the noteholder warrants to purchase up to 8,333,333 shares of common stock. The warrants were exercisable for a period of five years, beginning June 27, 2003, at an exercise price of $0.26 per share, which was 110% of the market price of the common stock on December 26, 2002. If we, during the life of the warrants, were to issue common stock or common stock equivalents at a price per share less than $0.26, the number of warrants would be increased and the exercise price of the warrants would be decreased to the lower price per share. If a merger or reorganization were to occur, the warrants would become convertible into the kind and number of shares of common stock, other securities or property into which the common stock, other securities or property issuable upon exercise of the warrants would have been converted if the warrants had been exercised prior to the merger or reorganization.

            - We and the noteholder entered into an agreement for the registration of the shares of common stock issuable upon the conversion of the notes and upon the exercise of the warrants. Under that agreement, we agreed to notify the noteholder if we were to propose to file certain future registration statements. We agreed to use our best efforts to register any shares of common stock issuable to the noteholder in the registration statement, subject to certain defined limitations, if so requested by the noteholder within 30 days of receipt of our notice. The noteholder agreed to become subject to a "holdback period," by which the noteholder could not effect a public sale of common stock for a period of up to 180 days following the effective date of the registration statement, if so requested by a managing underwriter of the offering.

            - The notes and the warrants, pro rata to the notes, were transferable in part or in whole by the noteholder to one or more third parties, in accordance with all of the same terms agreed to by the noteholder.

            On  March  18,  2003,  Gibralt  US sold  and  transferred  to  three investors in a private transaction (i) $500,000 aggregate principal amount of the notes ($250,000 of which were Class A Notes and $250,000 of which were Class B Notes), and (ii) 2,083,334 warrants. None of these transferees was an affiliate of Gibralt US, although one of them is Morris Belzberg, a cousin of Samuel Belzberg. Samuel Belzberg does not beneficially own, or have investment discretion over, the securities purchased from him by Morris Belzberg. Accordingly, after this transfer, Mr. Belzberg beneficially owned 6,249,999 warrants and $1,500,000 aggregate principal amount of notes ($750,000 of which are Class A Notes and $750,000 of which are Class B Notes).

DESCRIPTION OF MAY 7, 2003 EXCHANGE TRANSACTION

During the first quarter of 2003, our board of directors and management determined that we should seek permanent financing and continue our efforts to achieve our business plan. Accordingly, the board of directors approved a plan to raise long-term equity financing.

To address certain issues presented by our capital structure, the board of directors created a special committee comprised of independent directors, (the "Independent Committee"). The Independent Committee is comprised of Messrs. Jenkins, Swank and Brooks. Based on information provided by Mr. Wylie and an investment banker engaged by us in April 2003, the Independent Committee found that under prevailing market conditions in the second quarter of 2003, prospective investors were likely to be reluctant to invest in us because of certain features of the December 2002 Interim Financing. Specifically, the
Independent Committee found that the future dilution represented by the 8,333,333 warrants to purchase our common stock and the potential conversion of the $2,000,000 principal amount of the Class A and Class B Notes were unlikely to be acceptable to new investors. In addition, the Independent Committee found that the December 2002 noteholders' right to participate in any future financing at a 20% discount to the price that new investors would be paying and their right to approve future financing were likely to be obstacles to a completed financing. The Independent Committee also determined that issuing additional shares in exchange for modifications to the notes issued in the December 2002 Interim Financing was, from the perspective of our stockholders, preferable to the alternative of ceasing operations due to our inability to raise additional funding.

The Independent Committee began negotiations in April 2003 to modify the terms of the December 2002 Interim Financing to eliminate the potential obstacles to obtaining permanent financing. The Independent Committee and the December 2002 noteholders agreed to the proposed terms of the exchange transaction on April 22, 2003 and the transaction closed on May 7, 2003. The principal terms of the May 7, 2003 exchange transaction were:

            - the noteholders delivered the 8,333,333 warrants held by them;

            - the noteholders returned the Class A secured notes and Class B unsecured notes held by them to us for cancellation;

            - to compensate the December 2002 noteholders for surrendering the conversion rights under the notes and the warrants, we issued a total of 20 shares of Class C Stock (the "Class C Stock") to the December 2002 noteholders, which were convertible into an aggregate of 27,117,240 shares of common stock;

            - we issued Class C secured notes to the noteholders in principal amounts equal to the Class A and Class B notes that were cancelled (the "Class C Notes");

            - the Class C Notes were redeemable for cash at the holder's option if we were to complete our anticipated permanent financing;

            - the Class C Notes were not convertible into capital stock;

            - the noteholders surrendered their rights to approve future financing transactions;

            - the Class C Notes were secured by a security interest in our property identical to the security interest created in the December 2002 Interim Financing, and otherwise had terms substantially similar to the Class A Notes; and

            - we expanded our obligation under the registration rights agreement entered into in December 2002 by granting demand registration rights to the noteholders regarding the underlying shares of stock.

We also agreed to unwind the May 2003 Exchange Transaction and restore the original terms of the December 2002 Interim Financing if: (1) our stockholders did not approve the issuance of the common stock underlying the capital stock issued to the noteholders in the May 2003 Exchange Transaction, or (2) if we did not complete our contemplated financing transaction by June 30, 2003 (this date was subsequently extended to July 31, 2003 under the modifications which were agreed to on May 28, 2003 and again to November 15, 2003 or any later day that is one business day following the date agreed by us and the investors for the second closing of the equity financing).

If the May 2003 Exchange Transaction had been rescinded, then the original terms of the December 2002 Interim Financing would have been reinstated (except that all of the notes will be secured). The original terms of the December 2002 notes provided for conversion of the notes at a variable conversion rate. The original terms of the Class A and Class B Notes provided for conversion at the noteholder's option of principal and accrued interest into common stock at a conversion price equal to 80% of the common stock price, with the common stock price being determined at the time of conversion. In addition, if the May 7, 2003 exchange transaction had been rescinded, we would have been required to redeliver the warrants to purchase 8,333,333 shares of common stock to the December 2002 noteholders.

To allow for the issuance of the preferred shares associated with the exchange transaction, on May 5, 2003, we created a new class of preferred stock, consisting of 20 shares of preferred stock designated as "Class C Stock," each share of which was to automatically convert into 1,355,862 shares of common stock at the time when our stockholders approve the issuance of common stock underlying the Class C Stock. This would have resulted in an additional
27,117,240 shares of common stock being issued and outstanding after the conversion occurs. Under the terms of the Class C Stock, the holders of the Class C Stock held the right to vote that number of shares into which the Class C Stock is convertible, voting as one class with the holders of common stock and other capital stock convertible into common stock.

In the May 7, 2003 exchange transaction, Gibralt US and the three other securityholders received (1) Class C Notes in the principal amount equal to the aggregate principal amount of the Class A and Class B Notes surrendered by them and (2) shares of Class C Stock, all in exchange for surrendering the conversion rights of the Class A and Class B Notes (Class C Stock convertible into a total of 18,092,849 shares of common stock, or, approximately 904,642.45 shares of common stock per $100,000 principal amount of notes exchanged for non-convertible notes) and the warrants (Class C Stock, convertible into a total of 9,024,391 shares of common stock, or, approximately 108,292.73 shares of common stock per 100,000 warrants surrendered). On April 22, 2003, the effective date of the May 7, 2003 exchange transaction, the closing price of the common stock on the American Stock Exchange was $0.16 per share.

The number of shares of Class C Stock issued in the exchange transaction and the value of the Class C Stock issued to the December 2002 securityholders in the exchange transaction, using the closing price of the common stock of $0.16 on April 22, 2003, is as follows:

GIBRALT US
----------

Principal Amount of Notes Exchanged: $1,500,000

Number of Warrants Surrendered:                                    6,249,999
Shares of Class C Stock Issued:                                           15
Number of Shares of Common Stock Issuable upon
     Conversion of Class C Stock:                                 20,337,930
Shares of Common Stock Issuable upon conversion
     of Class C Stock multiplied by
     April 22, 2003 closing price per share:                      $3,254,069


MORRIS BELZBERG
---------------

Principal Amount of Notes Exchanged:                                $300,000
Number of Warrants Surrendered:                                    1,250,000
Shares of Class C Stock Issued:                                            3
Number of Shares of Common Stock Issuable upon
     Conversion of Class C Stock:                                  4,067,586
Shares of Common Stock Issuable upon Conversion
     of Class C Stock multiplied by
     April 22, 2003 closing price per share:                        $650,814


STEVEN SHRAIBERG
----------------

Principal Amount of Notes Exchanged:                               $100,000
Number of Warrants Surrendered:                                     416,667
Shares of Class C Stock Issued:                                           1
Number of Shares of Common Stock Issuable upon
     Conversion of Class C Stock:                                 1,355,862
Shares of Common Stock Issuable upon conversion
     of Class C Stock multiplied by
     April 22, 2003 closing price per share:                       $216,938


CHARLES DIAMOND
---------------

Principal Amount of Notes Exchanged:                               $100,000
Number of Warrants Surrendered:                                     416,667
Shares of Class C Stock Issued:                                           1
Number of Shares of Common Stock Issuable upon
     Conversion of Class C Stock:                                 1,355,862
Shares of Common Stock Issuable upon conversion
     of Class C Stock multiplied by
     April 22, 2003 closing price per share:                       $216,938


After the May 2003 Exchange Transaction and Interim Financing were completed and in light of discussions with our investment banker, the Independent Committee determined that further modifications to the terms of the securities issued in the May 2003 transactions would be necessary to assist us in completing the permanent financing. The material terms of these modifications are described under "Description of Modifications to Terms of May 2003 Exchange Transaction and Interim Financing."


DESCRIPTION OF MAY 2003 INTERIM FINANCING TRANSACTION

In March 2003, the board of directors also determined that we had an immediate need for capital to support our operations until we completed the contemplated permanent financing. In April 2003, the board of directors approved a plan to raise up to $1,200,000 of interim financing prior to May 15, 2003. The board further determined that, because of our history of operating losses and cash position at the time, the contemplated permanent financing was likely to involve the issuance of substantial amounts of equity.

The Independent Committee negotiated with Samuel Belzberg, a principal investor and a director, to obtain the needed $1,200,000 interim financing. Mr. Belzberg committed to lend (through his affiliate, Gibralt US) up to $1,100,000 to us, and two other directors, James A. Wylie, Jr. and Peter Norris, each agreed to lend $50,000 to us, to demonstrate their commitment to and support of us. The board did not believe there were other prospective investors available to us to provide the interim financing on terms and within a time period acceptable to us. The Independent Committee and these directors agreed to the proposed terms of the interim financing on April 22, 2003, and the transaction closed on May 7, 2003.

The material terms of the May 7, 2003 interim financing transaction are as follows:

            - Gibralt US committed to lend up to $1,100,000 to us($1,000,000 of which was to be funded according to a predetermined funding schedule and the other $100,000 of which was to be funded upon completion of a certain third party transaction), and Messrs. Wylie and Norris loaned $50,000 to us. Gibralt US funded all of its commitment.

            - We issued Class D secured notes in a principal amount equal to the amount loaned to us (secured on an equal basis with the indebtedness incurred in the December 2002 Interim Financing and having substantially similar terms as the Class C notes issued in the May 7, 2003 exchange transaction, except that they would mature one year from the date of issuance).

            - To compensate the lenders for the risk attendant to their investment and based on our financial condition, need for additional funding and lack of definitive terms for a future permanent financing or commitment from any investor to provide such permanent financing, we issued shares of capital stock equal to 20% of the amount of the loan commitment of the interim financing lenders (or, $240,000), in the form of a total of 24 shares of Class D Convertible Preferred Stock, which were convertible into an aggregate of 3,021,552 shares of common stock.

            - The Class D noteholders held rights (but not the obligation) to redeem their notes for the securities issued by us in the permanent financing on the same terms and conditions as the investors in the permanent financing.

            - The Class D noteholders held rights to redeem their notes for cash if we consummated our permanent financing.

            - The Class D noteholders held registration rights identical to those granted to the holders of the Class C Notes issued in the May 7, 2003 exchange transaction.

During the negotiation process, the lenders required that if the contemplated financing did not occur prior to June 30, 2003 (subsequently extended to July 31, 2003 in the May 28, 2003 modifications, described below and thereafter extended to November 15, 2003 and again to a day after November 15, 2003 that we and the investors agreed as the date for the second closing of the equity financing), then the lenders could accelerate the maturity date of their notes.

We created a new class of preferred stock from our authorized preferred stock, consisting of 24 shares of preferred stock designated as "Class D Convertible Preferred Stock," each share of which would have been automatically converted into 125,898 shares of common stock when our stockholders approved the issuance of these shares of common stock underlying the Class D Convertible Preferred Stock. This would have resulted in an additional 3,021,552 shares of common stock being issued and outstanding after the conversion occurs. Under the terms of the Class D Stock, the holders of the Class D Stock had the right to vote that number of shares into which the Class D Stock was convertible, voting as one class with the holders of common stock and other capital stock convertible into common stock.

The loan commitments of the lenders in the May 7, 2003 interim financing and the principal amount of Class D Notes, the number of shares of Class D Convertible Preferred Stock (and the number of shares of common stock into which the Class D Stock is convertible) the lenders received, as well as the value of the Class C Stock issued to the lenders in the interim financing using the closing price of the common stock of $0.16 on April 22, 2003, and after giving effect to the issuance of the shares to be issued upon conversion of the Class C Stock and the Class D Stock, is as follows:


GIBRALT US
----------

Loan Commitment:                                             Up to $1,100,000
Principal Amount of Notes Issued:                            Up to $1,100,000
Shares of Class D Convertible Preferred Stock Issued:                      22
Number of Shares of Common Stock Issuable upon
     Conversion of Class D Convertible Preferred Stock:             2,769,756
Shares of Common Stock issuable upon conversion
     of Class D Convertible Preferred Stock multiplied by
     April 22, 2003 closing price per share:                         $221,580


JAMES A. WYLIE, JR.
-------------------

Loan Commitment:                                                    $50,000
Principal Amount of Notes Issued:                                   $50,000
Shares of Class D Convertible Preferred Stock Issued:                     1
Number of Shares of Common Stock Issuable upon
     Conversion of Class D Convertible Preferred Stock:             125,898
Shares of Common Stock issuable upon conversion
     of Class D Convertible Preferred Stock multiplied by
     April 22, 2003 closing price per share:                        $10,072

PETER NORRIS
------------

Loan Commitment:                                                    $50,000
Principal Amount of Notes Issued:                                   $50,000
Shares of Class D Convertible Preferred Stock Issued:                     1
Number of Shares of Common Stock Issuable upon
     Conversion of Class D Convertible Preferred Stock:             125,898
Shares of Common Stock issuable upon conversion
     of Class D Convertible Preferred Stock multiplied by
     April 22, 2003 closing price per share:                        $10,072


Gibralt US, Mr. Norris and Mr. Wylie loaned a total of $1,200,000 to us, representing their entire loan commitments.


DESCRIPTION OF MAY 28, 2003 MODIFICATIONS TO MAY 7, 2003 EXCHANGE TRANSACTION AND INTERIM FINANCING

As we proceeded to seek our permanent financing during May 2003, we assessed the availability of investment capital for development stage companies. The Independent Committee determined that it was essential to extend the maturity date of the Class C Notes beyond January 1, 2004, to eliminate the right of the holders of the Class C Notes to redeem those notes for cash upon the completion of the future permanent financing and to limit in certain respects the collateral securing our obligations under the Class C and Class D Notes. The Independent Committee determined that these modifications were necessary because the terms of the Class C and Class D Notes would likely, unless modified, deter investors from investing in us. The Independent Committee found that prospective investors would presumably expect that we would use the proceeds of their investment as working capital rather than apply the proceeds to the satisfaction of existing debt. Accordingly, the Independent Committee negotiated further modifications to the May 7, 2003 exchange transaction, as well as modifications to the May 2003 interim financing transaction, as described below in this section.

The Independent Committee determined that the maturity date of the Class C Notes should be extended to January 1, 2006. In addition, the Independent Committee determined that the security interest granted to the Class C noteholders should be limited to certain collateral that was owned at December 31, 2002 and that the note collateral should not include our after-acquired property, thereby making that property available as security to our future investors. The Independent Committee further determined that the Class D Notes should not be redeemable for cash upon the closing of the future financing transaction. Instead, the Class D Notes should be converted into the securities issued in the future financing on the same terms and conditions offered to the other investors. With these objectives, the Independent Committee commenced negotiations with the holders of the Class C Notes and the Class D Notes.

The Class C noteholders required that, in exchange for the modifications we sought, the terms of their notes be revised to increase the interest rate from 8% to 12.5% per annum, and to require that we commence making payments of interest accrued from December 27, 2002 through May 27, 2003 and principal on a quarterly basis beginning the first quarter of 2004, but only to the extent of 50% of our excess quarterly cash flow.

The Class C noteholders also agreed to modify the security for the notes, the change to become effective when we raised at least $6,000,000 in our permanent financing. The Class C noteholders agreed that their security interest in accounts receivable would be subordinated to a future security interest granted by us in a receivables financing transaction and that their security interest in intellectual property would be limited to that owned as of December 31, 2002.

The Class C noteholders required that we maintain minimum inventory and fixed asset levels, determined quarterly, of not less than $2,000,000. In addition, our combined cash, inventory and fixed assets must be at least $3,271,400. A failure to comply with these covenants is an event of default. The notes have other events of default for matters such as non-payment of interest or principal, breach of representations and warranties, failure to satisfy any agreement or condition under the agreements with the investor which is not cured within 30 days, a "cross-default" for our other institutional indebtedness and our voluntary or judicial dissolution or bankruptcy. We and the Class C noteholders exchanged the Class C Notes for an equal principal amount of Class E Notes with these modified terms.

The covenant relating to minimum inventory, net book assets and cash levels does not apply unless and until we raise at least $6,000,000 in gross proceeds in a future financing. We did not expect an event of default relating to this requirement to occur if we completed our contemplated permanent financing. No events of default occurred. If any event of default occurred and was not cured within the applicable cure period, then, unless the default was waived by a majority in interest of the noteholders, at the option and in the discretion of the holders of at least 66 2/3% of the principal amount of the Class E Notes, the noteholders could have declared the notes and all accrued interest to be immediately due and payable, and could have immediately enforced any and all of the noteholder's rights and remedies provided in the agreements with and the investors and any other rights or remedies afforded by law.

The Class D noteholders agreed to redeem their Class D Notes in exchange for the securities issued in the contemplated permanent financing on the same terms and conditions offered to the other investors and to forego the option of redeeming their notes for cash after the permanent financing occurred.

The noteholders also agreed to extend the date by which we would be required to raise $6,000,000 in our permanent financing (to avoid triggering the December 2002 securityholders' right to rescind the May 7, 2003 exchange transaction) from June 30, 2003 to July 31, 2003 (and subsequently, to November 15, 2003 and again to a day after November 15, 2003 that we and the investors agree as the date for the second closing of the of the equity financing), and to defer our obligation to seek stockholder approval of the conversion of the Class C Stock and Class D Stock into shares of common stock until a future meeting of the stockholders, at which we would also seek approval of the issuance of common stock underlying securities that may be issued by it in the permanent financing. The rescission right was not available unless the meeting was held and the issuance was not approved.

On September 3, 2003, we redeemed all of our outstanding Class E Notes (principal of $2,000,000 plus accrued interest of approximately $132,000), and no Class E Notes remain outstanding. We used a portion of the proceeds of the first closing of the equity financing to pay for the redemption of the Class E Notes.

AUGUST 2003 AND NOVEMBER 2003 EXCHANGES OF PREFERRED SHARES

As a result of the stipulation of settlement that we reached in the Augenbaum litigation, we entered into exchange agreements with the holders of the outstanding shares of our Class C Stock and Class D Convertible Preferred Stock. Upon entering into the exchange agreements, on August 22, 2003 the holders of the Class C Stock exchanged their Class C Stock for 20 Class E Shares, on a share-for-share basis. Similarly, upon execution of the exchange agreements, the holders of the 24 outstanding Class D Stock exchanged their Class D Stock for Class F Shares, on a share-for-share basis. Following these exchanges, we eliminated all Class C Stock and all Class D Stock.

Shares of the Class E Stock are preferred in liquidation to the extent that, before any distribution of assets can be made to the holders of our common stock, there will be distributed pro rata to the holders of the issued and outstanding Class E Shares and Class F Shares the amount of $108,469 as to each outstanding Class E Share and $10,072 per share as to each outstanding Class F Share. The holders of the common stock then share in the remainder of net liquidation of proceeds. The term liquidation means our liquidation, dissolution or winding up, as well as any sale, lease, exchange or other disposition of all or substantially all of our assets. The aggregate liquidation preference of the Class E Shares is $2,169,380 and the aggregate liquidation preference of the Class F Shares is $241,728. The aggregate liquidation preference was determined to be equal to the dollar value that the board of directors allocated to the conversion rights, warrants and other rights that we agreed to pay to the holders of the Class C Stock and the discount that we agreed to pay to the holders of the Class D Stock in the May 7, 2003, transactions.

The holders of the Class E Shares and Class F Shares have the right to vote one vote per share, respectively, for each outstanding Class E Share and each outstanding Class F Share.

The holders of the Class E Shares are entitled to cash dividends and distributions when and as declared by the board of directors, pari passu with the holders of our common stock with the dividend amount on each Class E Share being 1,355,862 times the dividend or distribution to be paid on each share of common stock. The holders of the Class F Shares are entitled to cash dividends and distributions when and as declared by the board of directors, pari passu with the holders of our common stock with the dividend amount on each Class F Share being 125,898 times the dividend or distribution to be paid on each share of common stock.

The exchange agreements also gave both us and the holders of the Class E Shares and the Class F Shares rights to exchange those preferred shares for shares of our common stock, as long as our stockholders approve the issuance of the shares of our common stock underlying the preferred shares and the American Stock Exchange approves the listing of these shares of common Stock. Specifically, if the stockholders approve the common stock issuance and the American Stock Exchange lists these the shares of common stock, then the holders of the Class E Share have the right to sell to us, and we have the right to purchase from them, each outstanding Class E Share in exchange for 1,355,862 shares of our common stock per Class E Share. Similarly, the holders of the Class F Shares have the right to sell to us, and we have the right to purchase from them, each outstanding Class F Share in exchange for 125,898 shares of our common stock per Class F Share. The exchange agreements also provided that, should any sale, lease, exchange or other disposition of all or substantially all of our assets occur while the Class E Shares and the Class F Shares are outstanding, each holder of the Class E Shares has the right to sell to us all Class E Shares in exchange for 1,355,862 shares of common stock per Class E Share. Similarly, each holder of Class F Share has the right to sell to us all Class F Shares in exchange for 125,898 shares of common stock per Class F Share.

The board of directors determined that the terms of the exchange agreements were appropriate in order to provide the former holders of the Class C Stock and the Class D Stock with the economic equivalence of the conversion rights they held in conjunction with the Class C Stock and Class D Stock. Upon exchange of all Class E Shares, the former holders of the Class C Stock will receive 27,117,240 shares of our common stock, or the same number of shares of our common stock we were obligated to issue to them upon conversion of the Class C Stock. Upon exchange of all the Class F Shares, the former holders of the Class D Stock will receive 3,021,552 shares of common stock, or the same number of shares of our common stock that we were obligated to issue to them upon conversion of the Class D Stock. In the stipulation of settlement for the Augenbaum litigation, the parties agreed on the exchange of shares of our common stock in these specific amounts for the Class E Shares and Class F Shares, as well as the exchange of the Class E Shares for the Class C Stock and the exchange of the Class F Shares for the Class D Stock. A hearing before the Delaware Chancery Court for approval of the stipulation of settlement was held on September 15, 2003. After this hearing, the court entered an order approving the stipulation of settlement as submitted. The stipulation of settlement became final on October 15, 2003 when the appeal period terminated with no appeal having been filed.

At the request of the investors in our equity financing, we and Gibralt US, on behalf of itself and the other holders of the Class E Shares and Class F Shares, agreed not to exchange the Class E Shares or Class F Shares for common stock until the second closing of the equity financing. Gibralt US also acknowledged that the common stock to be issued upon the exchange of the Class E Shares and Class F Shares will not be eligible to participate in the offering to stockholders, and that only those shares of common stock held by Gibralt US and the other holders of Class E Shares and Class F Shares as of August 29, 2003 will be eligible to participate in the offering.

Pursuant to the August 2003 exchange agreement, in connection with the equity financing, on November 25, 2003 we exchanged all outstanding shares of Class E Stock for a total of 27,117,240 shares of common stock and we exchanged all outstanding shares of Class F Stock for a total of 3,021,552 shares of common stock. After these shares were exchanged, we had no shares of preferred stock outstanding.

PARTICIPATION BY RELATED PARTIES IN THE EQUITY FINANCING

            INVESTMENT BY THE HOLDERS OF THE CLASS E NOTES AT THE FIRST CLOSING. As part of the negotiation of the equity financing, the investors indicated that, were they to purchase notes that would be convertible into shares of our common stock, the notes would be required to be secured by all of our assets, including the patent rights acquired by us with the proceeds of the first closing and also by those assets that, prior to the first closing, were encumbered by security interests in favor of the then-outstanding Class E Notes. As a result, we offered to Gibralt US and to the other three holders of the Class E Notes the opportunity to purchase $2,000,000 of the Secured Bridge Notes, which was the outstanding principal amount of the Class E Notes, and to use part of the proceeds of the first closing to retire the Class E Notes in full, making the collateral securing the Class E Notes available to all holders of the Secured Bridge Notes. The board of directors unanimously, with the abstention of Samuel Belzberg, approved the terms on which the holders of the Class E Notes would participate in the equity financing at the first closing. Under those terms, the full $2,000,000 new investment made by the holders of the Class E Notes would be allocated to the purchase of Secured Bridge Notes and the holders of the Class E Notes would, in exchange, terminate the security interest encumbering our assets and make those assets available as collateral for all holders of the Class E Notes. The former holders of the Class E Notes received as security for the repayment of the Secured Bridge Notes held by them, a pro rata interest in the same collateral securing all of the other Secured Bridge Notes. As is the case with all Secured Bridge Notes, the Secured Bridge Notes held by Gibralt US and the other former holders of the Class E Notes converted into common stock on November 25, 2003 at a purchase price of $0.08 per share.

            CONVERSION OF CLASS D NOTES AT FINAL CLOSING. The terms and conditions under which we issued our outstanding Class D Notes to Gibralt US, Peter Norris and James A. Wylie, Jr. in May 2003 included a requirement that the Class D Notes be converted into equity on the same terms and conditions on which all other investors participate in an equity financing. Therefore, on November 25, 2003, the $1,200,000 principal amount plus accrued interest on the Class D Notes converted into our common stock at a price of $0.10 per share, and we issued 12,482,335 shares of common stock to the former holders of the Class D Notes.

            AGENCY CAPACITY OF GIBRALT US. After the first closing of the equity financing, Gibralt US ceased to act as the "Designated Note Purchaser" on behalf of the Class E Notes (because these notes were redeemed and are no longer outstanding), and at the second closing, ceased to act as the "Designated Lender" on behalf of the holders of the Class D Notes because they are converted at the second closing. In addition, Gibralt US agreed to act as the "Designated
Note Investor" under the security agreement that provided the security interest to the Secured Bridge Note holders and as the "Designated Pledgeholder" under the pledge agreement under which Gibralt US held all outstanding shares of Diomed PDT, Inc., an indirect wholly-owned subsidiary of us, as security for holders of the Secured Bridge Notes and the Class E Notes.

On August 21, 2003, Gibralt US also agreed, on behalf of the holders of the Class E Shares and the Class F Shares, that their right to registration of those shares of our common stock for which they are exchangeable would be governed by the registration rights agreement entered into connection with the equity financing rather than the agreements that had been entered into at the time of the acquisition of the Class C Stock and the Class D Stock. On August 21, 2003, Gibralt US, acting on behalf of all holders of the Class D Notes, also agreed that although it had the right to declare the Class D Notes immediately due and payable, it would extend this deadline to the business day following the second closing of the equity financing.

ACCELERATED CONVERSION OF CLASS A CONVERTIBLE PREFERRED STOCK ON MARCH 31, 2003

In March 2003, the board of directors determined to accelerate the conversion into common stock of all our outstanding shares of Class A Stock, including those shares owned by related parties, pursuant to the authority reserved in the board under the terms of Class A Stock. Pursuant to the terms of the Class A Stock, on December 31, 2002 the Class A Stock had begun to automatically convert into common stock at the rate of 5% of the aggregate number of shares originally issued at that date and at the end of each month thereafter, with those shares that were not converted at the end of February 2004 automatically converting into common stock on February 29, 2004. The original terms of the Class A Stock also provided that after February 28, 2003, the board of directors could in its discretion accelerate the rate of conversion or increase the amount of shares of Class A Stock being converted, so long as the change applied equally to all shares of Class A Stock.

The purpose for the conversion feature of the Class A Stock, when the terms of the Class A Stock were designated in February 2002, was to permit a staggered increase in the number of shares of common stock available for trading in order to minimize the market disruption that otherwise may occur if a large block of shares were to become tradable at once. In March 2003, the board determined that the effect of the incremental conversion of Class A Stock into common stock would impair our ability to procure additional equity investment. The board further determined that due to the apparent negative impact on our ability to obtain equity financing, the board's goal is to have only one class of capital stock outstanding prior to completing our permanent financings. Pursuant to our discretion under the terms of the Class A Stock, the board determined to cause all of the outstanding shares of Class A Stock to convert into common stock as of March 31, 2003. This acceleration affected all holders of Class A Stock equally, whether related parties or non-affiliated parties.

As a result of the board's determination to accelerate the conversion of the Class A Stock, on March 31, 2003 we converted all 13,142,888 outstanding shares of Class A Stock (including 5,863,840 shares held by related parties) into an equal number of shares of common stock, resulting in a total of 29,711,749 shares of common stock outstanding and no Class A Stock outstanding. Those related parties who owned Class A Stock as of March 31, 2003 immediately prior to the conversion into common stock and the numbers of shares they held are as follows:


         NAME                             SHARES OF CLASS A STOCK OWNED
         ----                             -----------------------------

Samuel Belzberg (Director)
(shares registered to Gibralt
Capital Corporation)                                 849,999

Peter Norris (Director until
September 9, 2003)
(shares registered to spouse)                         13,942

Ajmal Khan (holder of greater
than 5% of our capital  stock)
(1,986,649  shares registered
to Verus Investments Holdings,
Inc. and 1,700,000 shares
registered to Verus
International Group Limited)                       3,686,649

Winton Capital Corp. (holder of
greater than 5% of our
capital stock)                                     1,313,250


The benefit derived by those related parties of us who owned Class A Stock on March 31, 2003 was the conversion of our Class A Stock into common stock. This was the same as the benefit derived by all other former holders of Class A Stock as a result of this transaction.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

                                INDEX TO EXHIBITS

Exhibit No.                      Identification of Exhibit
--------------                  -------------------------------

2.1                 Agreement and Plan of Merger for Diomed Merger (1)

2.2                 Certificate of Amendment of Articles of Incorporation of Natexco Corporation (1)

2.3                 Agreement and Plan of Merger for migratory merger (2)

2.4                 Articles of Merger for migratory merger (Nevada) (2)

2.5                 Certificate of Merger for migratory merger (Delaware) (2)

3.1                 Diomed Holdings, Inc. (Nevada) Articles of Incorporation (1)

3.2                 Diomed Holdings, Inc. (Nevada) Amendment to the Articles of Incorporation (1)

3.3                 Certificate of Incorporation of Diomed Holdings, Inc. (Delaware) (2)

3.4                 Restated By-laws of Diomed Holdings, Inc. (Nevada) (1)

3.5                 By-laws of Diomed Holdings, Inc. (Delaware) (2)

4.2                 Diomed Holdings, Inc. (Nevada) Certificate of Designation for Class A Convertible Preferred Stock (1)

4.3                 Diomed Holdings, Inc. (Delaware) Certificate of Designation for Class A Convertible Preferred Stock (2)

4.4                 Diomed Holdings, Inc. Certificate of Designations for Class C Convertible Preferred Stock (7)

4.5                 Diomed Holdings, Inc. Certificate of Designations for Class D Convertible Preferred Stock (7) 4.6 Diomed,
                    Inc. 1998 Incentive Stock Plan (1)

4.7                 Diomed, Inc. 2001 Employee Stock Option Plan (1)

4.8                 Diomed Holdings, Inc. 2003 Omnibus Incentive Plan (11)

5.1                 Legality Opinion rendered by the Registrant's legal counsel, McGuireWoods LLP (13)

10.1                Form of Subscription Agreement and Investment Representation regarding February 14, 2002
                    Private Placement (1)

10.2                Escrow Agreement regarding February 14, 2002 Private Placement (1)

10.3                Lock-up Agreement Applicable to February 14, 2002 Private Placement Investors (1)

10.4                Consulting Agreement between the Company and Verus Support Services, Inc. dated December 21, 2001 (1)

10.5                Letter Agreement between Diomed Holdings, Inc. and Verus Support Services, Inc. dated as of
                    September 3, 2003, providing for issuance of shares of common stock in lieu of payment (10)

10.6                Agreement between James Arkoosh and Diomed (1)

10.7                Employment Agreement with Peter Klein, dated July 24, 1999 (1)

10.8                Employment Agreement with James A. Wylie, Jr. dated January 10, 2003 (6)

10.9                Cambridge Facility Lease (3)

10.10               Axcan Pharma, Inc.--Diomed photodynamic therapy Laser Development and Supply Agreement (3)

10.11               HRI Sub-License Agreement between QLT and Diomed (3)

10.12               EVLT(R)marketing and Promotion Agreement with Dr. Robert Min (3)

10.13               EVLT(R)marketing and Promotion Agreement with Dr. Steven E. Zimmet (3)

10.14               EVLT(R)patent Purchase Agreement with Dr. Robert Min (8)

10.15               EVLT(R)patent Exclusive License Agreement with Endolaser Associates, LLC (8)

10.16               Amendment to Engagement Letter with Placement Agent, dated as of September 3, 2003, providing for the issuance of 40,879,063 warrants to Placement Agent (including form of warrant) (9)

10.17               Report of Atlas Capital Services dated February 4, 2002 (1)

10.18               Descriptive Memorandum of Diomed Holdings, Inc. (4)

10.19               Note Purchase Agreement dated December 27, 2002 (5)

10.20               Form of Class A Secured Notes due 1/1/2004 (5)

10.21               Form of Class B Unsecured Notes due 1/1/2004 (5)

10.22               Registration Rights Agreement dated December 27, 2002 (5)

10.23               Security Agreement dated December 27, 2002 (5)

10.24               Pledge Agreement dated December 27, 2002 (5)

10.25               Exchange Agreement dated as of April 22, 2003 (7)

10.26               Form of Class C Secured Notes due 1/1/2004 (7)

10.27               Secured Loan Agreement dated as of April 22, 2003 (7)

10.28               Form of Class D Secured Notes due 5/8/04 (7)

10.29               Amended and Restated Security Agreement dated as of April 22, 2003 (7)

10.30               Amended and Restated Pledge Agreement dated as of April 22, 2003 (7)

10.31               Amended and Restated Registration Rights Agreement dated as of April 22, 2003 (7)

10.32               Second Exchange Agreement dated as of May 28, 2003 (12)

10.33               Second Amended and Restated Security Agreement dated as of May 28, 2003 (12)

10.34               Amendment to First Exchange Agreement dated as of May 28, 2003 (12)

10.35               Amendment to Secured Loan Agreement dated as of May 28, 2003 (12)

10.36               Second Amendment to First Exchange Agreement dated as of July 31, 2003 (12)

10.37               Amendment to Second Amended and Restated Security Agreement dated as of July 31, 2003 (12)

10.38               Amendment to Second Exchange Agreement dated as of July 31, 2003 (12)

10.39               Second Amendment to Secured Loan Agreement dated as of July 31, 2003 (12)

10.40               Exchange Agreement regarding Class C Stock (Exchanged for Class E Preferred Stock) (10)

10.41               Exchange Agreement regarding Class D Stock (Exchanged for Class F Preferred Stock) (10)

10.42               Letter of Understanding with Gibralt US, Inc. dated August 21, 2003 (10)

10.43               Securities Purchase Agreement for Equity Financing (9)

10.44               Form of Secured Bridge Notes (Issued at First Closing of Equity Financing on September 3, 2003) (9)

10.45               Escrow Agreement regarding Equity Financing (9)

10.46               Investors' Rights Agreement regarding Equity Financing (9)

10.47               Patent Security Agreement regarding Equity Financing (9)

10.48               Security Agreement regarding Equity Financing (9)

10.49               Stockholders' Agreement regarding Equity Financing (9)

10.50               Pledge Agreement regarding Equity Financing (9)

10.51               Agreement with David B. Swank dated as of September 1, 2003 (13)

10.52               Employment Agreement with James A. Wylie, Jr. dated as of December 28, 2003 (13)

31.1                Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (13)

31.2                Certification of Principal Financial Officers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (13)

32.1                Certificate of Pirncipal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (13)

32.2                Certificate of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (13)

(1) Filed with the Company's Current Report on SEC Form 8-K dated February 14, 2002.

(2)   Filed with the Company's Current Report on SEC Form 8-K dated May 14,
      2002.

(3)   Filed with the Company's Annual Report on Form 10-KSB/A dated April
      29, 2002.

(4)   Filed with the Company's Current Report on Form 8-K dated October 22,
      2003.

(5)   Filed with the Company's Current Report on Form 8-K dated December
      30, 2002.

(6)   Filed with the Company's Current Report on Form 8-K dated January 13,
      2003

(7)   Filed with the Company's Current Report on Form 8-K/A dated May 19,
      2003

(8) Filed with the Company's Current Report on Form 8-K dated September 10, 2003 regarding EVLT(R)patent

(9) Filed with the Company's Current Report on Form 8-K dated September 10, 2003 regarding Equity Financing

(10) Filed with the Company's Quarterly Report on Form 10-QSB filed November 10, 2003

(11) Filed with the Company's Definitive Proxy Statement on Schedule 14A filed October 27, 2003

(12) Filed with the Company's Definitive Registration Statement on Form SB-2 filed on February 10, 2004.

(13)  Filed herewith.

During the fourth quarter of 2003, on December 3, 2003, the Company filed a Form 8-K in connection with its November 25, 2003 completion of the equity financing transaction announced on September 2, 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent auditors for 2002 and 2003 was BDO Seidman, LLP. We paid BDO fees for services during 2002 and 2003 as follows:


AUDIT FEES

We paid BDO approximately $253,000 in the aggregate for 2003 and $126,000 in the aggregate for 2002 for professional services rendered to us for the audit of our annual financial statements and review of our quarterly financial statements (including our quarterly financial statements filed with the SEC on Form 10-QSB).


AUDIT-RELATED FEES

We paid BDO approximately $25,000 in the aggregate for 2003 and $0 in the aggregate for 2002 for assurance and related services that are reasonably related to the performance of the audit or review of our financial statement, which amounts are not included under "Audit Fees," above.


TAX FEES

We paid BDO approximately $17,000 in the aggregate for 2003 and $16,000 in the aggregate for 2002 for professional services rendered to us for tax compliance, tax advice and tax planning.



ALL OTHER FEES

We paid BDO approximately $0 in the aggregate for 2003 and $0 in the aggregate for 2002 for products and services provided to us, other than as reported above under "Audit Fees," "Audit-Related Fees" or "Tax Fees."


AUDIT COMMITTEE'S PRE-APPROVAL POLICIES AND PROCEDURES

The audit committee's procedure is to review any proposed engagement of its independent auditors, whether for auditing or other services, and to give its prior approval of such engagement, considering, among other things, whether the proposed engagement would impact the independence of our auditors.

                                 SIGNATURES

Pursuant to the requirements of the Securities Act, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing the Annual Report on Form 10-KSB and has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on March 29, 2004.


                                DIOMED HOLDINGS, INC.


                                By: /s/ James A. Wylie, Jr.
                                    -------------------------------------
                                    James A. Wylie, Jr.
                                    President and Chief Executive Officer


Pursuant to the requirements of the Securities Act, this Annual Report has been signed by the following persons, constituting a majority of the members of the Board of Directors, in the capacities indicated on March 30, 2004.

                  Signature                                           Title                                   Date
                  ---------                                           -----                                 -------
      /s/ James A. Wylie, Jr.                   President, Chief Executive Officer, Director           March 30, 2004
--------------------------------------
         (James A. Wylie, Jr)


      /s/ David B. Swank                        Chief Financial Officer, Director                      March 30, 2004
--------------------------------------
         (David B. Swank)


      /s/ Geoffrey H. Jenkins                   Chairman of the Board, Director                        March 30, 2004
--------------------------------------
         (Geoffrey H. Jenkins)


     /s/ Joseph Harris                          Chairman of the Audit Committee, Director              March 30, 2004
--------------------------------------
         (Joseph Harris)


     /s/ Gary Brooks                            Director                                               March 30, 2004
--------------------------------------
         (Gary Brooks)


     /s/ A. Kim Campbell                        Director                                               March 30, 2004
--------------------------------------
         (A. Kim Cambpell)


      /s/ Peter Klein                           Director                                               March 30, 2004
--------------------------------------
         (Peter Klein)


      /s/ Edwin Snape                           Director                                               March 30, 2004
--------------------------------------
         (Edwin Snape)


      /s/ Sidney Braginsky                      Director                                               March 30, 2004
--------------------------------------
         (Sidney Barginsky)

                              FINANCIAL STATEMENTS

                     DIOMED HOLDINGS, INC. AND SUBSIDIARIES

Table of Contents

                                                                                                          Page
                                                                                                          ----
Report of Independent Certified Public Accountant                                                          F-2

Consolidated Balance Sheets as of December 31, 2002 and 2003                                               F-3

Consolidated Statements of Operations for the Years Ended December 31, 2002 and 2003                       F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2002 and 2003                       F-6

Consolidated Statements of Stockholders' Equity for the Years Ended December 31,
   2002 and 2003                                                                                           F-8

Notes to Consolidated Financial Statements                                                                 F-10

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Diomed Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Diomed Holdings, Inc. as of December 31, 2002 and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for the two year period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diomed Holdings, Inc. and subsidiaries at December 31, 2002 and 2003, and the results of their operations and their cash flows for the two year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

                                                /s/   BDO SEIDMAN, LLP

Boston, Massachusetts
February 5, 2004

                              DIOMED HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                   December 31, 2002      December 31, 2003
                                                   -----------------      -----------------
                 ASSETS
Current Assets:
      Cash and cash equivalents                       $  1,848,646             $ 13,398,075
      Restricted cash                                       75,000                       --
      Accounts receivable, net of
         allowance for doubtful accounts
         of $308,000 and $209,000 in
         2002 and 2003, respectively (Notes 2k, 9)         676,444                1,437,238
      Inventories (Note 2f)                              2,012,141                1,892,241
      Prepaid expenses and other current
         assets                                            214,253                  449,625
                                                      ------------             ------------
            Total current assets                         4,826,484               17,177,179
                                                      ------------             ------------
Property and Equipment:
      Office equipment and furniture and
         fixtures                                        1,229,307                1,429,409
      Manufacturing equipment                              731,787                  893,335
      Leasehold improvements                               652,141                  731,408
                                                      ------------             ------------
                                                         2,613,235                3,054,152
      Less--Accumulated depreciation and
         amortization                                    1,548,085                2,306,424
                                                      ------------             ------------
                                                         1,065,150                  747,728

Intangible Manufacturing Asset, net of accumulated
   amortization of $417,000 and $613,000 in
   2002 and 2003, respectively (Note 2h)                   564,270                  367,991

Intangible EVLT Technology Asset, net of accumulated            --                4,604,262
   amortization of $98,000 2003 (Note 2h, 6f and 15)
                                                       ------------             ------------
   Total intangible assets, net                            564,270                4,972,253

Other Assets:
      Deposits                                             597,426                  183,756
      Deferred financing costs, net of accumulated          80,000                       --
        amortization of zero and $80,000 in
        2002 and 2003, respectively (Note 6c)
                                                      ------------             ------------
      Total other assets                                   677,426                  183,756
                                                      ------------             ------------
                                                      $  7,133,330             $ 23,080,916
                                                      ============             ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
      Bank loan (Note 5)                              $    216,306             $    261,676
      Promissory notes payable(Notes 6a and 6b)            445,208                  936,000
      Current maturities of capital lease
         obligations (Note 6g)                              33,993                   13,848

The accompanying notes are an integral part of these consolidated financial statements.

                              DIOMED HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)


                                                   December 31, 2002      December 31, 2003
                                                   -----------------      -----------------
      Accounts payable                                   1,608,622                1,497,541
      Accrued expenses (Note 4)                          1,444,100                1,838,632
      Deferred revenue                                          --                   56,802

      Current maturities of EVLT technology payable
         ($1,000,000 face value, net of $35,609 debt
           discount at December 31, 2003)                       --                  964,391
          (Notes 6f and 15)
                                                      ------------             ------------
            Total current liabilities                    3,748,229                5,568,890

Promissory Note Payable (Note 6a)                          936,000                       --

Related Party Convertible Debt, less
   current maturities ($2,000,000 face value, net of
   $2,000,000 debt discount at 12/31/02) (Note 6c)              --                       --

Capital Lease Obligations, less current
   maturities (Note 6g)                                     10,018                       --

EVLT Technology Payable, less current maturities of
         ($1,250,000 face value, net of $173,832 debt
          discount at December 31, 2003)                        --                1,076,168
         (Notes 6f and 15)
                                                      ------------             ------------

      Total liabilities                                  4,694,247                6,645,058
                                                      ------------             ------------
      Commitments and contingencies (Note 11)

Stockholders' Equity (Note 8):

  Preferred stock, $0.001 par value
    Authorized--20,000,000 shares
    Designated Class A convertible preferred stock,
      $0.001 par value Authorized--18,000,000 shares
      Issued and outstanding-14,688,662 and zero shares     14,689                      --
         At December 31, 2002 and 2003, respectively

  Common stock, $0.001 par value
    Authorized--80,000,000 and 500,000,000 shares at
      December 31, 2002 and 2003, respectively
    Issued and outstanding--15,023,087 and 328,227,796
      shares at December 31, 2002 and 2003,                 15,023                  328,229
      respectively

  Additional paid-in capital                            41,704,774               75,267,269
  Accumulated other comprehensive income                   158,312                  175,278
  Accumulated deficit                                  (39,453,715)             (59,334,918)
                                                      ------------             ------------
  Total stockholders' equity                             2,439,083               16,435,858
                                                      ------------             ------------
                                                      $  7,133,330             $ 23,080,916
                                                      ============             ============

The accompanying notes are an integral part of these consolidated financial statements.

                              DIOMED HOLDINGS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                        Years Ended December 31,
                                                 ----------------------------------
                                                     2002                  2003
                                                 ------------          ------------
Revenues                                         $  5,556,439          $  9,198,592
Cost of Revenues                                    5,214,524             5,873,288
                                                 ------------          ------------
Gross profit                                          341,915             3,325,304
                                                 ------------          ------------

Operating Expenses:
   Research and
   development                                        928,167               849,772
   Selling and
   marketing                                        3,263,517             4,055,625
   General and
   administrative                                   3,824,652             4,399,550
                                                 ------------          ------------
Total operating
expenses                                            8,016,336             9,304,947
                                                 ------------          ------------
Loss from operations                               (7,674,421)           (5,979,643)

Interest Expense,
   non-cash                                           225,260            12,893,718
Interest Expense,
   cash based                                         101,657             1,007,842
                                                 ------------          ------------
Total interest expense                                326,917            13,901,560

Net loss                                         $ (8,001,338)         $(19,881,203)
                                                  ============          ============
Net loss per
  share (Note 3):
  basic and
  diluted net
  loss per share
  applicable to
  common
  stockholders                                  $      (0.59)         $      (0.36)
                                                 ============          ============
  Basic and diluted
  weighted average common
  shares outstanding                               13,603,284            55,316,661
                                                 ============          ============

The accompanying notes are an integral part of these consolidated financial statements.

                              DIOMED HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                Years Ended December 31,
                                                            --------------------------------
                                                                2002                 2003
                                                            -----------          -----------
   Cash Flows from Operating
      Activities:
         Net loss                                           $ (8,001,338)       $ (19,881,203)
         Adjustments to reconcile net loss
         to net cash used in
         operating activities:
            Depreciation and
            amortization                                         627,366              674,592
            Noncash interest expense                             225,260           12,893,718
            Issuance of stock
               options to third parties                          82,329               22,400
            Changes in operating assets
               and liabilities:
             Accounts receivable                                 192,786             (760,794)
             Inventories                                         390,041              119,900
             Prepaid expenses
               and other current assets                          (12,824)            (235,372)
             Deposits                                                 --              452,094
             Accounts payable                                   (658,606)            (111,080)
             Accrued expenses                                    560,331              394,532
             Customer advance                                   (293,463)                  --
                                                              -----------          -----------
   Net cash used in operating
   activities                                                 (6,888,118)          (6,431,213)

   Cash Flows from Investing
      Activities:
         Purchases of property
            and equipment                                       (406,924)            (229,718)
         Restricted cash                                         (75,000)                  --
         Acquisition EVLT technology                                  --           (2,349,087)
                                                              -----------          -----------
   Net cash used in investing
   activities                                                   (481,924)          (2,578,805)
   Cash Flows from Financing
      Activities:
         Proceeds from issuance of
            common stock, net                                   8,293,713          14,328,364
         Proceeds from issue
            of preferred stock,net                                     --                  --
         Proceeds from related
            party convertible debt                              2,000,000                  --
         Proceeds from redeemable debt                                              1,200,000
         Proceeds from convertible debt                                             6,995,000
         Net proceeds (payments) from
            bank borrowings                                      (658,142)             45,369
         Payments on
            convertible debt                                     (700,000)                 --
         Payments on
            related party debt                                         --          (2,000,000)
         Payments on capital
            lease obligations                                     (42,190)            (30,163)
         Payments on
            promissory notes                                     (153,911)           (445,208)
         Increase in deferred
            financing costs                                       (80,000)                 --

The accompanying notes are an integral part of these consolidated financial statements.

                              DIOMED HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                                                                 Years Ended December 31,
                                                             --------------------------------
                                                                 2002                2003
                                                             -----------         -----------
   Net cash provided by
   financing activities                                        8,659,470           20,093,362
                                                             -----------          -----------
   Effect of Exchange Rate
      Changes                                                    236,651              466,085
                                                             -----------          -----------
   Net Increase in Cash and
      Cash Equivalents                                         1,526,080           11,549,429

   Cash and Cash Equivalents,
      beginning of year                                          322,566            1,848,646
                                                             -----------          -----------
   Cash and Cash Equivalents,
      end of year                                            $ 1,848,646          $13,398,075
                                                             ===========          ===========
   Supplemental Disclosure of
      Cash Flow Information:

         Cash paid for interest                              $   118,917          $   228,134
                                                             ===========          ===========
   Supplemental Disclosure of
      Noncash Investing and
      Financing Activities:

   Conversion of convertible debt
      into common stock                                      $ 1,247,691          $       --
                                                             ===========          ===========
   Value ascribed to warrants issued
      in connection with issuance of
      convertible debt to stockholders equity                $     8,200          $        --
                                                             ===========          ===========
   Value ascribed to call option and
      beneficial conversion feature
      related to preferred stock                             $        --          $        --
                                                             ===========          ===========
   Value ascribed to debt discount and
      warrants feature related to
      convertible debt                                       $ 2,000,000          $        --
                                                             ===========          ===========
   Reclassification offering costs to
      additional paid-in capital                             $   387,133          $        --
                                                             ===========          ===========
   Conversion of accounts payable
      to notes payable                                       $   599,118          $        --
                                                             ===========          ===========
   Value ascribed to debt discount
      related to redeemable debt                             $        --          $ 1,200,000
                                                             ===========          ===========
   Value ascribed to debt discount
      related to related party debt                          $        --          $   721,333
                                                             ===========          ===========
   Value ascribed to debt discount
      related to convertible debt                            $        --          $ 6,995,000
                                                             ===========          ===========
   Value ascribed to stock options
      issued in connection with
      EVLT technology acquisition                            $        --          $   312,078
                                                             ===========          ===========
   Debt associated with EVLT
      technology acquisition                                 $        --          $ 2,245,647
                                                             ===========          ===========

   Value ascribed to common stock
      issued to a consultant                                 $        --          $    50,000
                                                             ===========          ===========

The accompanying notes are an integral part of these consolidated financial statements.

                              DIOMED HOLDINGS, INC.
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2003

-----------------------------------------------------------------------------------------------------------------------------
                                                                 SERIES A                             CLASS A
                                                                CONVERTIBLE                         CONVERTIBLE
                                                              PREFERRED STOCK                     PREFERRED STOCK
                                                      ------------------------------       -----------------------------
                                                          NUMBER           $0.001             NUMBER           $0.001
                                                         OF SHARES        PAR VALUE          OF SHARES        PAR VALUE
-----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001 ......................        2,725,000      $     27,250                --                --
-----------------------------------------------------------------------------------------------------------------------------
   Conversion of debt into common stock .........               --                --                --                --
-----------------------------------------------------------------------------------------------------------------------------
   Conversion of Series A convertible
      preferred stock into Class A
      convertible preferred Stock ...............       (2,725,000)          (27,250)        1,362,500             1,363
-----------------------------------------------------------------------------------------------------------------------------
   Conversion of common stock into
      Class A convertible preferred stock .......               --                --         2,328.923             2,329
-----------------------------------------------------------------------------------------------------------------------------
   Common stock assumed in the Merger ...........               --                --                --                --
-----------------------------------------------------------------------------------------------------------------------------
   Issuance of common stock, net of
     issuance costs of $2,093,420 ...............               --                --                --                --
-----------------------------------------------------------------------------------------------------------------------------
   Value ascribed to warrants issued in
      connection with issuance of debt to
      stockholders ..............................               --                --                --                --
-----------------------------------------------------------------------------------------------------------------------------
   Recapitalization of conversion of
      Series A convertible preferred stock
      into Class A convertible preferred stock ..               --                --         4,087,500             4,088
-----------------------------------------------------------------------------------------------------------------------------
   Recapitalization of conversion of common stock
      into Class A convertible preferred stock ..               --                --         6,986,767             6,987
-----------------------------------------------------------------------------------------------------------------------------
   Compensation expense related to issuance
      of stock options to consultants ...........               --                --                --                --
-----------------------------------------------------------------------------------------------------------------------------
   Beneficial conversion related to warrants
      issued in connection with issuance of
      debt to stockholders ......................               --                --                --                --
-----------------------------------------------------------------------------------------------------------------------------
   Conversion of debt into Class A stock ........               --                --           696,060               696
-----------------------------------------------------------------------------------------------------------------------------
   Debt discount ascribed to warrants and
      convertible notes .........................               --                --                --                --
-----------------------------------------------------------------------------------------------------------------------------
   Conversion of Class A stock into common stock.               --                --          (773,087)             (773)
-----------------------------------------------------------------------------------------------------------------------------
   Issuance additional shares of common stock ...               --                --                --                --
-----------------------------------------------------------------------------------------------------------------------------
   Change in cumulative translation adjustment ..               --                --                --                --
-----------------------------------------------------------------------------------------------------------------------------
   Net loss .....................................               --                --                --                --
-----------------------------------------------------------------------------------------------------------------------------
   Comprehensive loss
-----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2002 ......................               --                --        14,688,662            14,689
-----------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
                                                                  COMMON STOCK
                                                           --------------------------       ADDITIONAL
                                                            NUMBER           $0.001          PAID-IN         TRANSLATION
                                                           OF SHARES        PAR VALUE        CAPITAL          ADJUSTMENT
-----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001 ......................         9,179,955      $      9,180      $ 30,324,556      $        130
-----------------------------------------------------------------------------------------------------------------------------
   Conversion of debt into common stock .........           135,795               136           339,201                --
-----------------------------------------------------------------------------------------------------------------------------
   Conversion of Series A convertible
      preferred stock into Class A
      convertible preferred Stock ...............                --                --            25,887                --
-----------------------------------------------------------------------------------------------------------------------------
   Conversion of common stock into
      Class A convertible preferred stock .......        (9,315,690)           (9,316)            6,987                --
-----------------------------------------------------------------------------------------------------------------------------
   Common stock assumed in the Merger ...........         9,200,000             9,200            (9,200)               --
-----------------------------------------------------------------------------------------------------------------------------
   Issuance of common stock, net of
     issuance costs of $2,093,420 ...............         5,000,000             5,000         7,901,580                --
-----------------------------------------------------------------------------------------------------------------------------
   Value ascribed to warrants issued in
      connection with issuance of debt to
      stockholders ..............................                --                --             8,200                --
-----------------------------------------------------------------------------------------------------------------------------
   Recapitalization of conversion of
      Series A convertible preferred stock
      into Class A convertible preferred stock ..                --                --            (4,088)               --
-----------------------------------------------------------------------------------------------------------------------------
   Recapitalization of conversion of common stock
      into Class A convertible preferred stock ..                --                --            (6,987)               --
-----------------------------------------------------------------------------------------------------------------------------
   Compensation expense related to issuance
      of stock options to consultants ...........                --                --            82,329                --
-----------------------------------------------------------------------------------------------------------------------------
   Beneficial conversion related to warrants
      issued in connection with issuance of
      debt to stockholders ......................                --                --           128,700                --
-----------------------------------------------------------------------------------------------------------------------------
   Conversion of debt into Class A stock ........                --                --           907,659                --
-----------------------------------------------------------------------------------------------------------------------------
   Debt discount ascribed to warrants and
      convertible notes .........................                --                --         2,000,000                --
-----------------------------------------------------------------------------------------------------------------------------
   Conversion of Class A stock into common stock.           773,087               773                --                --
-----------------------------------------------------------------------------------------------------------------------------
   Issuance of additional shares of common stock ..          50,000                50               (50)               --
-----------------------------------------------------------------------------------------------------------------------------
   Change in cumulative translation adjustment ..                --                --                --           158,182
-----------------------------------------------------------------------------------------------------------------------------
   Net loss .....................................                --                --                --                --
-----------------------------------------------------------------------------------------------------------------------------
   Comprehensive loss
-----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2002 ......................        15,023,087      $     15,023        41,704,774      $    158,312
-----------------------------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------------------
                                                                              TOTAL
                                                                            STOCKHOLDERS
                                                         ACCUMULATED          EQUITY
                                                           DEFICIT           (DEFICIT)
--------------------------------------------------------------------------------------------------------
Balance, December 31, 2001 ......................       $(31,452,377)     $ (1,091,261)
--------------------------------------------------------------------------------------------------------
   Conversion of debt into common stock .........                 --           339,336
--------------------------------------------------------------------------------------------------------
   Conversion of Series A convertible
      preferred stock into Class A
      convertible preferred Stock ...............                 --                --
--------------------------------------------------------------------------------------------------------
   Conversion of common stock into
      Class A convertible preferred stock .......                 --                --
--------------------------------------------------------------------------------------------------------
   Common stock assumed in the Merger ...........                 --                --
--------------------------------------------------------------------------------------------------------
   Issuance of common stock, net of
     issuance costs of $2,093,420 ...............                 --         7,906,580
--------------------------------------------------------------------------------------------------------
   Value ascribed to warrants issued in
      connection with issuance of debt to
      stockholders ..............................                 --             8,200
--------------------------------------------------------------------------------------------------------
   Recapitalization of conversion of
      Series A convertible preferred stock
      into Class A convertible preferred stock ..                 --                --
--------------------------------------------------------------------------------------------------------
   Recapitalization of conversion of common stock
      into Class A convertible preferred stock ..                 --                --
--------------------------------------------------------------------------------------------------------
   Compensation expense related to issuance
      of stock options to consultants ...........                 --            82,329
--------------------------------------------------------------------------------------------------------
   Beneficial conversion related to warrants
      issued in connection with issuance of
      debt to stockholders ......................                 --           128,700
--------------------------------------------------------------------------------------------------------
   Conversion of debt into Class A stock ........                 --           908,355
--------------------------------------------------------------------------------------------------------
   Debt discount ascribed to warrants and
      convertible notes .........................                 --         2,000,000
--------------------------------------------------------------------------------------------------------
   Conversion of Class A stock into common stock.                 --                --
--------------------------------------------------------------------------------------------------------
   Issuance of additional shares of common stock ..               --                --
--------------------------------------------------------------------------------------------------------
   Change in cumulative translation adjustment ..                 --           158,182      $    158,182
--------------------------------------------------------------------------------------------------------
   Net loss .....................................         (8,001,338)       (8,001,338)       (8,001,338)
--------------------------------------------------------------------------------------------------------
   Comprehensive loss
--------------------------------------------------------------------------------------------------------
Balance, December 31, 2002 ......................       $(39,453,715)     $  2,439,083      $ (7,843,156)
--------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements

                              DIOMED HOLDINGS, INC.
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2003
                                  (CONTINUED)

-----------------------------------------------------------------------------------------------------------------------------
                                                                     CLASS A
                                                                   CONVERTIBLE
                                                                 PREFERRED STOCK                  COMMON STOCK
                                                          -----------------------------   ---------------------------

                                                          NUMBER           $0.001          NUMBER           $0.001
                                                         OF SHARES        PAR VALUE       OF SHARES        PAR VALUE
-----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2002 .....................       14,688,662      $     14,689        15,023,087     $     15,023
-----------------------------------------------------------------------------------------------------------------------------
   Conversion of Class A Preferred Stock
      into common stock ........................      (14,688,662)          (14,689)       14,688,662           14,689
-----------------------------------------------------------------------------------------------------------------------------
   Elimination of unamortized debt discount
      ascribed to warrants and convertible
      notes in December 2002 Interim Financing .               --                --                --               --
-----------------------------------------------------------------------------------------------------------------------------
   Debt discount related to issuance of
      Class E Preferred Stock in May 2003
      Exchange Transaction .....................               --                --                --               --
-----------------------------------------------------------------------------------------------------------------------------
   Debt discount and beneficial conversion
      feature related to issuance of Class F
      Preferred Stock and Class D Notes in May
      2003 Interim Financing ...................               --                --                --               --
-----------------------------------------------------------------------------------------------------------------------------
   Beneficial conversion feature related to
      secured bridge notes issued at
      September 2003 closing of Equity Financing               --                --                --               --
-----------------------------------------------------------------------------------------------------------------------------
   Debt financing cost related to warrants
      issued to placement agent at
      September 2003 closing of Equity Financing               --                --                --               --
-----------------------------------------------------------------------------------------------------------------------------
   Issuance of common stock, net of
      issuance costs ...........................               --                --      155,347,567           155,348
-----------------------------------------------------------------------------------------------------------------------------
   Conversion of Class E Notes, including
      interest, into common stock ..............               --                --        89,069,677           89,070
-----------------------------------------------------------------------------------------------------------------------------
   Conversion of Class D Notes, including
      interest, into common stock ..............               --                --        12,482,335           12,482
-----------------------------------------------------------------------------------------------------------------------------
   Exchange of Class E and Class F
      Preferred Stock for common stock .........               --                --        30,138,792           30,139
-----------------------------------------------------------------------------------------------------------------------------
   Compensation expense related to issuance
      of stock options to consultants and a
      service provider .........................               --                --                --               --
-----------------------------------------------------------------------------------------------------------------------------
   Value ascribed to stock options issued
      in connection with EVLT patent acquisition               --                --                --               --
-----------------------------------------------------------------------------------------------------------------------------
   Issuance of common stock to a consultant ....               --                --           500,000              500
-----------------------------------------------------------------------------------------------------------------------------
   Exercise of warrants by placement agent
      and its  affiliates ......................               --                --        10,977,676           10,978
-----------------------------------------------------------------------------------------------------------------------------
   Change in cumulative translation adjustment .               --                --                --               --
-----------------------------------------------------------------------------------------------------------------------------
   Net loss ....................................               --                --                --               --
-----------------------------------------------------------------------------------------------------------------------------
   Comprehensive loss
-----------------------------------------------------------------------------------------------------------------------------
   Balance, December 31, 2003 ..................               --                --       328,227,796     $    328,229
-----------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------
                                                                        ADDITIONAL
                                                          PREFERRED      PAID-IN         TRANSLATION        ACCUMULATED
                                                            STOCK        CAPITAL          ADJUSTMENT          DEFICIT
---------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2002 .....................                --      $ 41,704,774      $    158,312     $(39,453,715)
---------------------------------------------------------------------------------------------------------------------------
   Conversion of Class A Preferred Stock
      into common stock ........................                --                --                --               --
---------------------------------------------------------------------------------------------------------------------------
   Elimination of unamortized debt discount
      ascribed to warrants and convertible
      notes in December 2002 Interim Financing .                --        (1,278,667)               --               --
---------------------------------------------------------------------------------------------------------------------------
   Debt discount related to issuance of
      Class E Preferred Stock in May 2003
      Exchange Transaction .....................         2,000,000                --                --               --
---------------------------------------------------------------------------------------------------------------------------
   Debt discount and beneficial conversion
      feature related to issuance of Class F
      Preferred Stock and Class D Notes in May
      2003 Interim Financing ...................           240,000           960,000                --               --
---------------------------------------------------------------------------------------------------------------------------
   Beneficial conversion feature related to
      secured bridge notes issued at
      September 2003 closing of Equity Financing                --         6,995,000                --               --
---------------------------------------------------------------------------------------------------------------------------
   Debt financing cost related to warrants
      issued to placement agent at
      September 2003 closing of Equity Financing                --         1,798,579                --               --
---------------------------------------------------------------------------------------------------------------------------
   Issuance of common stock, net of
      issuance costs ...........................                --        14,232,557               --                --
---------------------------------------------------------------------------------------------------------------------------
   Conversion of Class E Notes, including
      interest, into common stock ..............                --         7,036,503                --               --
---------------------------------------------------------------------------------------------------------------------------
   Conversion of Class D Notes, including
      interest, into common stock ..............                --         1,235,751                --               --
---------------------------------------------------------------------------------------------------------------------------
   Exchange of Class E and Class F
      Preferred Stock for common stock .........        (2,240,000)        2,209,861                --               --
---------------------------------------------------------------------------------------------------------------------------
   Compensation expense related to issuance
      of stock options to consultants and a
      service provider .........................                --            22,311                --               --
---------------------------------------------------------------------------------------------------------------------------
   Value ascribed to stock options issued
      in connection with EVLT patent acquisition                --           312,078                --               --
---------------------------------------------------------------------------------------------------------------------------
   Issuance of common stock to a consultant ....                              49,500
---------------------------------------------------------------------------------------------------------------------------
   Exercise of warrants by placement agent
      and its  affiliates ......................                --           (10,978)               --               --
---------------------------------------------------------------------------------------------------------------------------
   Change in cumulative translation adjustment .                --                --            16,966               --
---------------------------------------------------------------------------------------------------------------------------
   Net loss ....................................                --                --                --      (19,881,203)
---------------------------------------------------------------------------------------------------------------------------
   Comprehensive loss
---------------------------------------------------------------------------------------------------------------------------
   Balance, December 31, 2003 ..................                --      $ 75,267,269      $    175,278     $(59,334,918)
---------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------
                                                           TOTAL
                                                        STOCKHOLDERS
                                                          EQUITY
                                                         (DEFICIT)
------------------------------------------------------------------------------------
Balance, December 31, 2002 .....................      $  2,439,083
------------------------------------------------------------------------------------
   Conversion of Class A Preferred Stock
      into common stock ........................                --
------------------------------------------------------------------------------------
   Elimination of unamortized debt discount
      ascribed to warrants and convertible
      notes in December 2002 Interim Financing .        (1,278,667)
------------------------------------------------------------------------------------
   Debt discount related to issuance of
      Class E Preferred Stock in May 2003
      Exchange Transaction .....................         2,000,000
------------------------------------------------------------------------------------
   Debt discount and beneficial conversion
      feature related to issuance of Class F
      Preferred Stock and Class D Notes in May
      2003 Interim Financing ...................         1,200,000
------------------------------------------------------------------------------------
   Beneficial conversion feature related to
      secured bridge notes issued at
      September 2003 closing of Equity Financing         6,995,000
------------------------------------------------------------------------------------
   Debt financing cost related to warrants
      issued to placement agent at
      September 2003 closing of Equity Financing         1,798,579
------------------------------------------------------------------------------------
   Issuance of common stock, net of
      issuance costs ...........................        14,387,905
------------------------------------------------------------------------------------
   Conversion of Class E Notes, including
      interest, into common stock ..............         7,125,573
------------------------------------------------------------------------------------
   Conversion of Class D Notes, including
      interest, into common stock ..............         1,248,233
------------------------------------------------------------------------------------
   Exchange of Class E and Class F
      Preferred Stock for common stock .........                --
------------------------------------------------------------------------------------
   Compensation expense related to issuance
      of stock options to consultants and a
      service provider .........................            22,311
------------------------------------------------------------------------------------
   Value ascribed to stock options issued
      in connection with EVLT patent acquisition           312,078
------------------------------------------------------------------------------------
   Issuance of common stock to a consultant ....            50,000
------------------------------------------------------------------------------------
   Excerise of warrants by placement agent and its
      affiliates                                                --
------------------------------------------------------------------------------------
   Change in cumulative translation adjustment .            16,966            16,966
------------------------------------------------------------------------------------
   Net loss ....................................       (19,881,203)     $(19,881,203)
------------------------------------------------------------------------------------
   Comprehensive loss
------------------------------------------------------------------------------------
   Balance, December 31, 2003 ..................      $ 16,435,858      $(19,864,237)
------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2003


(1) OPERATIONS

The Company specializes in developing and commercializing laser and related disposable product technologies used in minimally-invasive medical procedures, which typically result in reduced pain and scarring, shorter recovery periods and increased effectiveness compared to traditional surgical procedures. Most of the pain associated with traditional surgical procedures results from the slicing of the layers of skin and muscle tissue, which can be significantly diminished or eliminated with minimally-invasive procedures.

In developing and marketing its clinical solutions, the Company uses proprietary technology and aims to secure strong commercial advantages over competitors by gaining governmental approvals in advance of others and obtaining exclusive commercial arrangements. To participate in the minimally-invasive medical procedure industry, the Company seeks to develop medical applications for its laser technology, to incorporate disposable products into these applications and to market its products to physicians who perform medical procedures using its products and the techniques that it develops and/or acquires. To optimize revenues, the Company focuses on clinical procedures, which generate revenues from both capital equipment and disposable products, such as kits and optical fibers.

The Company's high power semiconductor diode lasers combine clinical efficacy, operational efficiency and cost effectiveness in a versatile, compact, lightweight, easy-to-use and easy-to-maintain system. Using its proprietary technology, including its exclusive rights to U.S. Patent No. 6,398,777 for the endovenous laser treatment of varicose veins, the Company currently focuses on endovenous laser treatment (EVLT(R) product line) for use in varicose vein treatments, photodynamic therapy (PDT product line) for use in cancer treatments, and other clinical applications.

Previously, the operations of the Company were that of Diomed, Inc., which was incorporated in December 1997 under the laws of the State of Delaware. On February 14, 2002, Diomed, Inc. became a wholly owned subsidiary of Diomed Holdings, Inc. through a reverse merger. (See Note 12)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

(D) FOREIGN CURRENCY TRANSLATION

Assets and liabilities of the foreign subsidiary are translated at the rate of exchange in effect at year-end. Results of operations are translated using the weighted average exchange rate in effect during the year. Translation adjustments, resulting from changes in the rate of exchange between the subsidiary's functional currency and the U.S. dollar, are included in other comprehensive income (loss) with the cumulative effect included as a separate component of stockholders' equity in the accompanying consolidated balance sheets. Transaction gains and losses, resulting from the revaluations of assets and liabilities denominated in other than the functional currency of the Company or its subsidiaries, are included in operating expenses for all periods presented.

                              DIOMED HOLDINGS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                DECEMBER 31, 2003


(E) REVENUE RECOGNITION

Revenue from product sales is recognized at the time of shipment when title passes to the customer as long as there is persuasive evidence of an arrangement, the sales price is fixed and determinable and collection of the related receivable is probable. The Company provides for estimated product returns and warranty costs at the time of product shipment. In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin
(SAB) No. 101, Revenue Recognition in Financial Statements, which establishes guidance in applying generally accepted accounting principles to revenue recognition in financial statements. The Company has determined that its existing revenue recognition practices comply with the requirements of SAB No. 101 for all periods presented. In December 2003, the Securities and Exchange Commission ("SEC") published SAB No. 104, Revenue Recognition. SAB No. 104 was effective upon issuance and supersedes SAB No. 101, Revenue Recognition in Financial Statements, and rescinds the accounting guidance contained in SAB No. 101 related to multiple-element revenue arrangements that was superseded by EITF Issue No. 00-21. Accordingly, SAB No. 104 rescinds portions of the interpretive guidance included in Topic 13 of the codification of staff accounting bulletins. While the wording of SAB No. 104 has changed to reflect the guidance of EITF 00-21, the revenue recognition principles of SAB No. 101 have remained largely unchanged. The adoption of SAB No. 104 did not have a material effect on the Company's financial position, results of operations, or cash flows.

(F) INVENTORIES

Inventories  are valued at the lower of cost  (first-in,  first-out)  or market.
Work-in-progress   and  finished   goods   consist  of   materials,   labor  and
manufacturing overhead. Inventories consist of the following:

                                     December 31,

                               2002                2003
                           ----------           ----------
Raw materials             $   982,622           $  856,886
Work-in-progress              446,820              456,934
Finished goods                582,699              578,421
                           ----------           ----------
                           $2,012,141           $1,892,241
                           ==========           ==========


(G) PROPERTY AND EQUIPMENT

The Company records property and equipment at cost. The Company provides for depreciation and amortization using both straight-line and accelerated methods by charges to operations in amounts that allocate the cost of the assets over their estimated useful lives as follows:

Description                                          Useful Life
-----------                                          -----------

Office equipment and furniture and fixtures          2-5 years
Manufacturing equipment                              2-5 years
Leasehold improvements                               Lesser of estimated useful
                                                     life or life of lease

Depreciation expense for the years ended December 31, 2002 and 2003 was $431,366 and $380,357, respectively.

(H) INTANGIBLE ASSETS

Intangible assets are recorded at cost and consist of manufacturing rights acquired in 2001 and the EVLT(R) patent rights acquired in September 2003 (Note
15). The manufacturing rights are being amortized over a five-year estimated useful life. Included in general and administrative expenses is amortization expense relating to these manufacturing rights of approximately $196,000 for each of the years ended December 31, 2002 and 2003, respectively. The EVLT(R) patent rights are being amortized over the remaining 16-year life of the patents, and amortization expense relating to the EVLT(R) patent rights of $98,000 is included in the cost of goods sold for the year ended December 31, 2003.

                              DIOMED HOLDINGS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                DECEMBER 31, 2003


(I) LONG LIVED ASSETS

The Company evaluates long-lived assets, such as intangible assets, equipment and leasehold improvements, for impairment in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets. The Company records an impairment charge whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets are written down to fair value. The Company did not incur any impairments in the years ended December 31, 2002 and 2003.

(J) FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company's cash, cash equivalents, accounts receivable, accounts payable, capital lease obligations and various debt instruments approximate fair value due to the short-term nature of these instruments. The carrying amounts of debt issued pursuant to agreements with banks approximate fair value as the interest rates on these instruments fluctuate with market interest rates.

(K) CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

Financial instruments that subject the Company to credit risk primarily consist of cash, cash equivalents and trade accounts receivable. The Company places its cash and cash equivalents in established financial institutions. The Company has no significant off-balance-sheet concentration of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company's accounts receivable credit risk is not concentrated within any one geographic area. The Company has not experienced any significant losses related to receivables from any individual customers or groups of customers in any specific industry or by geographic area. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be inherent in the Company's accounts receivable.

Accounts receivable are customer obligations due under normal trade terms. The Company sells its products to private physicians, hospitals, health clinics, distributors and OEM customers. The Company generally requires signed sales agreements, non-refundable advance payments, although collateral is generally not required, and purchase orders depending upon the type of customer, and letters of credit may be required in certain circumstances. Some customers seek equipment financing from third party leasing agents, which the Company is not party to and bears no credit risk. Accounts receivable is stated at the amount billed to the customer less a valuation allowance for doubtful accounts. Senior management reviews accounts receivable on a monthly basis to determine if any receivables could potentially be uncollectible. The Company includes specific accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on available information, the Company believes its allowance for doubtful accounts as of December 31, 2003 is adequate. The allowance for doubtful accounts as of December 31, 2002 and 2003 was $308,145, and $209,167, respectively.

One customer accounted for greater than 10% of total revenues in 2002, and no customers accounted for greater than 10% of total revenues in 2003.

In 2002 and 2003, no customers accounted for 10% or more of gross accounts receivable.

(L) ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company accounts for its employee stock-based compensation plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees utilizing the intrinsic value method. Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the fair market price of the Company's stock at the date of the fixed grant over the amount an employee must pay to acquire the stock. SFAS No. 123, Accounting for Stock-Based Compensation as amended by SFAS No. 148, establishes a fair value based method of accounting for stock-based compensation plans. The Company has adopted the disclosure only alternative under SFAS No. 123, with respect to its employee stock compensation plan, which requires disclosure of the pro forma effects on net loss and loss per share as if SFAS No. 123 had been adopted as well as certain other information (see Note 8e).

                              DIOMED HOLDINGS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                DECEMBER 31, 2003


The proforma effect of applying FAS123 in 2002 and 2003 is as follows:

                                                                           December 31,
                                                                ---------------------------------
                                                                   2002                 2003
                                                                ------------         ------------
Net loss as reported                                            $ (8,001,338)        $(19,881,203)
Deduct: total stock-based employee compensation:
   expense determined under the fair value based method,
   net of tax                                                   $   (541,367)        $   (381,816)
                                                                ------------         ------------

Pro forma net loss                                              $ (8,542,705)        $(20,263,019)
                                                                ============         ============

Loss  per share:

Basic and diluted - as reported                                 $      (0.59)        $      (0.36)
Basic and diluted - pro forma                                   $      (0.63)        $      (0.37)


(M) RESEARCH AND DEVELOPMENT EXPENSES

The Company charges research and development expenses to operations as incurred.

(N) COMPREHENSIVE INCOME (LOSS)

SFAS No. 130, Reporting Comprehensive Income, requires disclosure of all components of comprehensive income (loss). Comprehensive income is defined as the change in stockholders' equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. For all periods presented, comprehensive loss consists of the Company's net loss and changes in cumulative translation adjustment account. The Company has disclosed comprehensive income (loss) for all periods presented in the accompanying consolidated statements of stockholders' equity.

(O) INCOME TAXES

The Company follows the provisions of SFAS No. 109, Accounting for Income Taxes. Deferred income taxes are provided on temporary differences that arise in the recording of transactions for financial and tax reporting purposes and result in deferred tax assets and liabilities. Deferred tax assets are reduced by an appropriate valuation allowance if in management's judgment it is more likely than not that the deferred tax asset will not be realized. Tax credits are accounted for as reductions of the current provision for income taxes in the year in which the related expenditures are incurred.

(P) OTHER RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the Emerging Issues Task Force ("EITF") reached consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Revenue arrangements with multiple deliverables include arrangements which provide for the delivery or performance of multiple products, services and/or rights to use assets where performance may occur at different points in time or over different periods of time. EITF Issue No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of the guidance under this consensus did not have an impact on the Company's financial position, results of operations or cash flows.

In April 2003, the FASB issued SFAS No. 149 which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in SFAS No. 133, clarifies when a derivative contains a financing component, amends the definition of an underlying (as initially defined in SFAS No. 133) to conform it to language used in FIN No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and amends certain other existing pronouncements. SFAS No. 149 is effective for all contracts entered into or modified after June 30, 2003, subject to certain exceptions. The adoption of this statement did not have an impact on the Company's financial position, results of operations, or cash flows.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances), while many of such instruments were previously classified as equity or "mezzanine" equity. The statement also requires that income statement treatment be consistent with the balance sheet classification. That is, if the instrument is classified as a liability, payments to the holders are interest expense, not dividends, and changes in value are recorded in earnings. The statement relates to three specific categories of instruments: mandatorily redeemable shares, freestanding written put options and forward contracts that obligate an entity to purchase its own shares, and freestanding contracts that obligate an entity to pay with its own shares in amounts that are either unrelated, or inversely related, to the price of the shares. SFAS No. 150 is effective immediately for financial instruments entered into or modified after May 31, 2003 and otherwise is effective in the first interim period beginning after June 15, 2003. The adoption of this statement did not have an impact on the Company's financial position, results of operations, or cash flows.

                              DIOMED HOLDINGS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                DECEMBER 31, 2003


In December 2003, the FASB issued a revision to FIN No. 46, Consolidation of Variable Interest Entities. The revised FIN No. 46, which replaces the original FIN No. 46 issued in January 2003, clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. While this interpretation exempts certain entities from its requirements, it also expands the definition of a variable interest entity ("VIE") to a broader group of entities than those previously considered special-purpose entities ("SPE's") and specifies the criteria under which it is appropriate for an investor to consolidate VIE's. Application of the revised FIN No. 46 is required in financial statements of public entities that have interest in structures that are commonly referred to as SPE's for periods ending after December 15, 2003. For all other types of VIE's, application of the revised FIN No. 46 by public entities is required for periods ending after March 15, 2004. The application of this interpretation with respect to structures commonly referred to as SPE's did not have a material impact on the Company's financial position, results of operations, or cash flows. The Company currently does not expect the application of this interpretation with respect to other types of VIE's to have a material impact on its financial position, results of operations, or cash flows.

(3) NET LOSS PER SHARE

Net loss per share is computed based on the guidance of SFAS No. 128, Earnings per Share. SFAS No. 128 requires companies to report both basic loss per share, which is based on the weighted average number of common shares outstanding, and diluted loss per share, which is based on the weighted average number of common shares outstanding and the weighted average dilutive potential common shares outstanding using the treasury stock method. As a result of the losses incurred by the Company for the years ended December 31, 2002 and 2003, all potential common shares were antidilutive and were excluded from the diluted net loss per share calculations.

The following table summarizes securities outstanding as of each year-end which were not included in the calculation of diluted net loss per share since their inclusion would be antidilutive.

                                                December 31,
                                       --------------------------------
                                          2002                 2003
                                       --------------------------------
Common stock options                   1,603,285            5,558,575
Convertible preferred stock           14,688,662 (A)              --
Convertible debt                       9,615,385 (B)              --
Common stock warrants                  8,455,257 (B)       29,920,930 (C)


(A)On February 14, 2002, the Company completed a reverse merger and issued Diomed Inc. shareholders Diomed Holdings, Inc. Class A Convertible Preferred Stock (the "Class A Stock") that was convertible into Diomed Holdings, Inc. Common Stock by February 14, 2004. On December 31, 2002, monthly installments of the Class A Stock began converting into Common Stock at the rate of 773,087 shares per month. The remaining 4,638,531 shares of Class A Stock were to have converted into Common Stock in February 2004. On March 31, 2003, the Company accelerated the conversion of those shares of Class A Stock that had not yet been converted into Common Stock. As of the close of business on March 31, 2003, no shares of Class A Stock were outstanding:

(B) On December 27, 2002 (the "Closing Date"), the Company completed a $2,000,000 bridge financing with Gibralt US, Inc (the "Lender"), whose Principal Samuel Belzberg is a member of the Company's Board of Directors. The financing was in the form of Notes, including $1,000,000 in Class A secured Notes and $1,000,000 in Class B unsecured Notes (collectively known as the "Notes"), which were due on January 1, 2004. The Notes accrued interest, at an annual rate of 8%, over the life of the Notes and was payable upon maturity. The Notes, including principal and accrued interest, were convertible into Common Stock, at the election of the Lender, at 80% of the price per share of the Common Stock in defined transactions. Based on the $0.26 closing price per share of the Common Stock on December 31, 2002, the Notes were convertible into 9,615,385 shares of Common Stock. On September 3, 2003, the Notes in the aggregate principal of $2,000,000 and accrued interest were fully retired.

                              DIOMED HOLDINGS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                DECEMBER 31, 2003


            In connection with the bridge financing, the Company issued the Lender 100% Warrant coverage or 8,333,333 Warrants, based upon the $0.24 closing price of the Company's Common Stock on December 26, 2002. The warrants were exercisable for a period of five years, beginning six months from the Closing Date, at an exercise price of $0.26. If the Company, over the life of the Warrants, issued Common Stock or Common Stock equivalents at a price per share less than the $0.26 exercise price of the Warrants, the number of Warrants and the exercise price of the Warrants were adjustable to the lower price per share (see Note 6c).

            On May 7, 2003, the Company issued to the December 2002 noteholders 20 shares of its Class C Stock, convertible into 27,117,240 shares of common stock in exchange for eliminating the convertibility feature of the $2,000,000 principal amount of notes and the warrants to purchase 8,333,333 shares of common stock, as well as certain other rights. The Class C Stock was exchanged for Class E Stock on August 22, 2003. (See Note 13)

            On November 25, 2003, in connection with the final closing of the equity financing discussed in Note 14, the Company exchanged all outstanding Class E Stock for a total of 27,117,240 shares of common stock, as provided by the August 2003 exchange agreement.

(C) On September 3, 2003, in connection with the equity  financing  discussed in
Note 14, the Company issued securities to pay the fees of the placement agent that it engaged in April 2003 to assist in obtaining the financing that was needed. In lieu of paying this fee in cash, the Company issued to the placement agent $495,000 in secured bridge notes plus warrants to purchase up to 40,879,063 shares of common stock. Of these warrants, 17,541,563 warrants have an exercise price of $0.001 per share, 6,187,500 warrants have an exercise price of $0.08 per share and 17,150,000 warrants have an exercise price of $0.10 per share. These warrants are exercisable for five years.

            On December 3, 2003 and December 8, 2003, a total of 11,010,057 of the September 3, 2003 warrants with an exercise price of $0.001 per share were exercised, for which the Company issued a total of 10,977,676 shares of common stock. Because the warrant holders used the cashless exercise feature of the warrants, the exercise price was not paid in cash and the Company issued fewer common shares than the total number of warrants exercised.


(4) ACCRUED EXPENSES

Accrued expenses consist of the following:


                                        December 31,
                              -------------------------------
                                  2002                 2003
                              ----------           ----------
Payroll and related costs     $  290,260           $  461,863
Warranty and related costs       538,954              462,154
Deferred rent                     97,333               26,974
Professional fees                365,172              776,864
Other                            152,381              110,777
                              ----------           ----------
                              $1,444,100           $1,838,632
                              ==========           ==========


(5) LINE-OF-CREDIT ARRANGEMENT

Diomed, Ltd., the Company's subsidiary in the United Kingdom, has a line of credit with Barclays Bank, which is limited to the lesser of (BPS)350,000 ($624,000 at December 31, 2003) or 80% of eligible accounts receivable. This line bears interest at 3% above Barclays Bank's base rate (3.75% at December 31, 2003) and borrowings are due upon collection of receivables from customers. As a security interest, Barclays has a lien on all of the assets of Diomed, Ltd., excluding inventory and certain intellectual property.

As of December 31, 2003, there were borrowings of (BPS)146,663 ($261,676) outstanding under this line and zero was available for future borrowing.

                              DIOMED HOLDINGS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                DECEMBER 31, 2003


(6) DEBT

A) PROMISSORY NOTE ISSUED TO CUSTOMER

In October 2000, a customer, Axcan Pharma, Inc., advanced the Company $936,000 to secure certain key materials. In September 2001, the Company issued a Promissory Note to this customer in the amount of the advance. The Promissory Note bears interest, at an annual rate of 8.5%, which is payable quarterly in arrears. The Promissory Note matures on January 1, 2004 and does not provide for conversion rights into equity. As of December 31, 2002 and 2003, the balance outstanding on this Promissory Note was $936,000. As of December 31, 2003, accrued interest was $20,053. On January 2, 2004, the Company fully repaid the note and accured interest in accordance with the terms of the note.

B) PROMISSORY NOTES ISSUED TO SERVICE PROVIDERS

In December 2002, the Company converted accounts payable for legal services, in the amount of $416,102, into a Promissory Note. Payment terms included a $100,000 payment due upon completing the $2,000,000 bridge financing on December 27, 2002 and the balance due upon completion of a longer-term capital financing in fiscal 2003, being the earlier of May 15, 2003 and the completion of a subsequent debt or equity financing other than a bridge financing. The Promissory Notes bore interest, at an annual rate of 6%, which accrued over the life of the Promissory Note and was payable upon maturity. The Promissory Note did not provide for conversion rights into equity. As of December 31, 2002, the balance outstanding to this Promissory Note was $316,102. On November 26, 2003, subsequent to completion of the equity financing, the Company repaid the outstanding balance of the Promissory Note plus accrued interest in the amount of $7,442.

In December 2002, the Company converted accounts payable due a professional service provider for external marketing initiatives, in the amount of $183,016, into a Promissory Note. Payment terms included a $50,000 payment due upon completing the $2,000,000 bridge financing on December 27, 2002, a 20% surcharge on monthly services until the Promissory Note was paid in full, and the balance due upon completion of a longer-term financing in fiscal 2003. The Promissory Note did not bear interest and did not provide for conversion rights into equity. As of December 31, 2002, the balance outstanding to this Promissory Note was $129,106. On December 1, 2003, subsequent to completion of the equity financing, the Company repaid the outstanding balance in the amount of $112,639.

C) BRIDGE FINANCING WITH RELATED PARTY

On December 27, 2002, the Company completed a $2,000,000 bridge note financing with Gibralt US, Inc (the "December 2002 noteholder" and, together with the three persons to whom Gibralt US subsequently transferred $500,000 of the notes, the "December 2002 noteholders"). Samuel Belzberg, a principal of Gibralt US, was a member of the Company's Board of Directors during 2003. The financing included $1,000,000 in Class A secured notes and $1,000,000 in Class B unsecured notes due January 1, 2004. The notes accrued interest at an annual rate of 8%, payable upon maturity.

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

As security for the notes, the Company formed a new wholly owned subsidiary ("PDT Co."), transferred its assets for photodynamic therapy to PDT Co., including intellectual property, manufacturing rights and trademarks for lasers and disposable Optiguide(R) fibers, and pledged 100% of the shares of PDT Co. to the December 2002 noteholders. As additional security, the Company granted a security interest in the following unencumbered assets of Diomed Inc. to the December 2002 noteholders: equipment, inventory, accounts receivable, intellectual property and cash deposit accounts. The December 2002 noteholders' lien on the inventory was subordinate to Axcan Pharma's lien on inventory. (See
Note 6a).

As additional consideration for the financing, the Company issued to the December 2002 noteholders warrants to purchase 8,333,333 shares of common stock. The warrants were exercisable for a period of five years beginning June 27, 2003 at an exercise price of $0.26, which represented 110% of the market price of the stock on December 26, 2002. If, prior to the exercise of the warrants, the Company issued common stock or common stock equivalents at a price per share less than the exercise price of the warrants, the number of warrants and the exercise price of the warrants were to be adjusted to the lower price per share. In the event of a merger or reorganization, the warrants were convertible into the kind and number of shares of common stock, other securities or property into which the warrants would have been converted into if the warrants had been converted into common stock based on the provisions of the merger or reorganization.

                              DIOMED HOLDINGS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                DECEMBER 31, 2003


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

The Company recognized the $2,000,000 fair value of the warrants and the beneficial conversion feature related to the immediate convertibility of the notes to equity as a discount to the notes, with a corresponding increase in additional paid in capital. The value ascribed to the warrants was approximately $1,200,000, as calculated using the Black-Scholes option pricing model, and the value ascribed to the beneficial conversion feature of the notes was $800,000. The discount was to be amortized over the term of the notes to non-cash interest expense, such that the full amount of the discount was to be amortized by the earlier of the maturity date of the notes or the conversion of the notes to equity. The net impact on stockholders' equityit) was to be zero when the net loss, including the amortization of the discount, was fully reflected in the accumulated deficit. Accordingly, the notes were originally recorded at net value of zero (after the $2,000,000 discount). In the year ended December 31, 2003, $721,000 was recognized in non-cash interest expense pertaining to this amortization of the discount prior to the May 2003 exchange transaction discussed below.

In connection with the bridge financing, the Company incurred $80,000 in related legal fees. As of December 31, 2002, these costs were capitalized as deferred financing costs and were to be amortized to general interest expense over the life of the notes, such that the full amount of costs were amortized by the earlier of the maturity date of the notes or by the month the notes were converted into equity. In May 2003, the Company expensed the balance of the deferred financing costs upon completion of the May 2003 exchange transaction. In the year ended December 31, 2003, the Company recognized $80,000 in general interest expense pertaining to this amortization of the deferred financing costs, and, accordingly, the balance of the deferred financing costs was zero as of December 31, 2003.

During the first quarter of 2003, it became clear that the successful operations of the Company would require additional working capital. In April 2003, the Company began discussions with Gibralt US with a view to its providing interim financing in addition to the interim financing that it had provided in December 2002. The Company also began to consider a subsequent financing expected to begin later in the quarter that would address its longer term capital needs. In late April, the Company elected to obtain up to $1,200,000 of interim financing from Gibralt US and two of its directors. At the same time, the Company proposed a restructuring of the securities issued in December 2002 to improve its access to the financial markets and enhance the likelihood of a subsequent financing. Therefore, the Company offered to repurchase from the December 2002 noteholders certain of their rights that, in light of current market conditions, might have made it more difficult to successfully complete a subsequent financing in the current market.

Using the Black Scholes valuation methodology, the Company calculated the monetary value of the rights of the December 2002 noteholders to convert their notes into shares of common stock and the monetary value of the common stock purchase warrants. The Company further engaged Marshall & Stevens, Incorporated, a professional valuation firm, to provide an opinion as to the valuations that it had calculated. The price per share that the Company employed to calculate the number of shares equal to the monetary value of the rights that the December 2002 noteholders would be surrendering was the presumed price per share of its common stock after giving effect to the issuance of those shares.

At the time the Class A secured notes and Class B unsecured notes were issued, the Company could not issue more than $1,000,000 in secured debt without obtaining prior approval by its preferred stockholders under the terms of its Class A Stock. On March 31, 2003, the Company converted all of its Class A Stock into common stock to eliminate its convertibility feature and its apparent negative impact on the Company's ability to obtain additional financing. On May 7, 2003, the December 2002 noteholders exchanged their $1,000,000 principal amount of secured Class A notes and $1,000,000 principal amount of unsecured Class B notes for $2,000,000 principal amount of secured Class C notes due January 1, 2004. On May 7, 2003, the Company issued to the December 2002 noteholders 20 shares of its Class C Preferred Stock, which was convertible into 27,117,240 shares of common stock, in exchange for eliminating the convertibility feature of the $2,000,000 principal amount of notes and the warrants to purchase 8,333,333 shares of common stock, as well as certain other rights. The Class C Preferred Stock was exchanged for Class E Preferred Stock on August 22, 2003. (See Note 13)

                              DIOMED HOLDINGS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                DECEMBER 31, 2003


On May 28, 2003, the Company and the December 2002 noteholders amended certain of the terms of the May 7, 2003 capital restructuring to: (i) extend the due date of the Class C notes from January 1, 2004 until January 1, 2006, (ii) increase the rate of interest payable on the Class C notes from 8.0% to 12.5%,
(iii) provide for mandatory prepayments of principal of the Class C notes in amounts up to 50% of positive quarterly cash flow, (iv) limit the security interest in inventory that secures the Class C notes at $3,271,000, (v) waive the noteholders' right of approval of future financing transactions and (vi) extend the deadline by which the financing was to be completed without triggering the noteholders' right of rescission, from June 30, 2003 to July 31, 2003 (under the terms of the restructuring if the contemplated financing were not completed by July 31, 2003 the December 2002 noteholders had the right to rescind the May 7, 2003 exchange transaction). On July 31, 2003, the deadline by which the financing was to be completed without triggering the noteholders' right of rescission was extended until November 15, 2003. On August 22, 2003, the Class C notes were exchanged for Class E notes reflecting these modified terms, in principal amounts equal to the principal amounts of the Class C notes exchanged. The Class E notes were repaid in full with a portion of the proceeds from the first closing of the equity financing.

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

The Company recognized the $2,000,000 fair value of the preferred stock issued with the Class E notes, which was recorded as a discount to the notes, with the offset as an increase in preferred stock,. The discount was to be amortized over the term of the notes to non-cash interest expense, such that the full amount of the discount was to be amortized by the earlier of the maturity date of the notes or early retirement of the notes. The net impact on stockholders' equity was to be zero when the net loss, including the amortization of the discount, was fully reflected in the accumulated deficit. Accordingly, the notes were originally recorded at net value of zero (after the $2,000,000 discount). On September 3, 2003 the notes were fully retired in advance of their January 1, 2006 maturity date in order to expand the security interest base available to the holders of the September Secured Bridge Notes while the Company obtained stockholder approval to complete the Equity Financing. (See Notes 6e and 14) In the year ended December 31, 2003, $2,000,000 was recognized in non-cash interest expense pertaining to this amortization of the discount.

D) BRIDGE LOANS FROM RELATED PARTIES - MAY 7, 2003

On May 7, 2003, Gibralt US and two of the Company's directors, James A. Wylie, Jr. and Peter Norris (the "May 2003 noteholders"), committed to provide financing of up to $1,200,000 in the form of Class D secured notes due May 6, 2004. The Company issued the May 2003 noteholders an aggregate of 24 shares of Class D Preferred Stock, which was convertible into 3,021,552 shares of common stock. The Class D Preferred Stock was exchanged for Class F Preferred Stock on August 22, 2003. (see Note 13) The Class D notes accrued interest at an annual rate of 8%, payable upon maturity. As of July 7, 2003, the entire $1,200,000 in interim financing had been funded. The May 2003 noteholders had the same security interest and registration rights granted to the December 2002 noteholders, as described in Note 6e. The notes were not transferable without the prior consent of the Company.

The May 2003 noteholders had the right to participate in the Company's financing contemplated for the second half of 2003 on the same terms and conditions as the new investors by redeeming their notes. In determining the price at which the Company sold its notes, an independent committee of the board of directors considered the added risk that the May 2003 noteholders would be accepting in light of the uncertainty of the completion of the contemplated financing. The December 2002 notes provided that the corresponding noteholders had the right to participate in the next financing of the Company at a discount of 20% to the price to be paid by investors. Using this discount factor as a benchmark for assessing the risk that the May 2003 noteholders would be assuming, among other factors, the independent committee authorized the issuance of preferred shares convertible into 3,021,552 shares of common stock, allocated according to the noteholder's respective loan commitments.

On May 28, 2003, the Company and the May 2003 noteholders amended certain of the terms of the May 7, 2003 interim financing to: (i) add a requirement that 100% of the Class D notes be redeemed into common stock in the contemplated financing at the same price per share and on the same terms as the new investors if the Company raises $6,000,000 or more in gross proceeds and (ii) extend the deadline for completion of the contemplated financing without triggering the right of the May 2003 noteholders to declare the Class D notes due and payable to July 31, 2003. On July 31, 2003, this date was further extended to November 15, 2003. On August 21, 2003, this deadline was extended to the business day following any date after November 15, 2003, which the Company and the Investors in the Equity Financing agree to as the second closing date. At the second closing of the Equity Financing on November 25, 2003, the $1,200,000 in Class D notes and accrued interest in the amount of $48,233 were converted into 12,482,335 shares of common stock at $0.10 per share. (See Note 14)

The Company recognized an amount of $240,000 for the fair value of the preferred stock issued, which was recorded as a discount to the Class D notes, with a corresponding increase in preferred stock. The discount was to be amortized over the term of the notes to non-cash interest expense, such that the full amount of the discount was amortized by the earlier of the maturity date of the Class D notes or by the month the Class D notes were converted into equity. The net impact on stockholders' equity was zero when the net loss, including the amortization of the discount, was fully reflected in the accumulated deficit. In the year ended December 31, 2003, the Company recognized $240,000 in non-cash interest expense pertaining to this amortization of the discount.

                              DIOMED HOLDINGS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                DECEMBER 31, 2003


The Company recognized a beneficial conversion feature in the amount of $960,000, which was recorded as a discount to the notes, upon favorable stockholder approval of the equity financing at the annual meeting held on November 25, 2003, with a corresponding increase in additional paid in capital. This discount was fully amortized to non-cash interest expense in the period in which the Class D notes converted to equity. The net impact on stockholders' equity was zero when the net loss, including the amortization of the discount, was fully reflected in the accumulated deficit.

In connection with the interim financing, the Company incurred $51,000 in related legal fees. These costs were capitalized as deferred financing costs and were amortized to general interest expense over the life of the Class D notes, such that the full amount of costs were amortized by the earlier of the maturity date of the Class D notes or by the period the Class D notes were converted into equity. In the year ended December 31, 2003, the Company recognized $51,000 in general interest expense pertaining to this amortization of the deferred financing costs, and, accordingly, the balance of the deferred financing costs were zero as of December 31, 2003.

E) SECURED BRIDGE NOTES - SEPTEMBER 3, 2003

On September 2, 2003, the Company entered into agreements that provide for the Equity Financing with 119 Investors who agreed to purchase from the Company 254,437,500 shares of Common Stock for an aggregate purchase price of
$23,200,000. Twenty two million dollars of the aggregate purchase price was payable in cash, and $1,200,000 was paid by conversion of the Company's Class D notes at the second closing. (See Note 14)

At the first closing of the Equity Financing, the Company issued $6,995,000 in principal amount of Secured Bridge Notes due September 3, 2004 (the "Secured Bridge Notes"), which accrued interest at an annual rate of 8% and were convertible into 87,437,500 shares of common stock at $0.08 per share upon favorable stockholder approval of the Equity Financing at the annual meeting held on November 25, 2003. The notes were secured by a security interest in collateral that included the Company's rights to U.S. Patent No. 6,398,777 and related foreign patents for endovenous laser treatment of varicose veins (the "EVLT Patent"). These patents relate to the technology that the Company acquired on September 3, 2003 underlying the Company's EVLT(R) product line (See Note 15) and the security interest previously granted to the December 2002 noteholders (See Notes 6c and 6d). The Class E Notes were fully paid at the first closing of the Equity Financing in advance of the January 1, 2006 maturity date to increase the collateral available for the September Secured Bridge Notes.

Under the terms of the Equity Financing, at the second closing on November 25, 2003, the aggregate principal amount of the Secured Bridge Notes converted into 87,437,500 shares of Common Stock at a purchase price of $0.08 per share. Also, on November 25, 2003, the Company issued an additional 1,632,167 shares of Common Stock to pay accrued interest in the amount of $130,573 on the Secured Bridge Notes. Of the Secured Bridge Notes, $6,500,000 in aggregate principal amount was issued at the first closing in exchange for a purchase price equal to $6,500,000 paid in cash. Gibralt US and the other three holders of the Company's Class E notes purchased $2,000,000 of Secured Bridge Notes at $0.08 per share, the same price as paid by the other Investors who purchased Secured Bridge Notes. Each of the other Investors who subscribed to purchase securities in the Equity Financing purchased on a pro rata basis $4,500,000 in aggregate principal amount of the Secured Bridge Notes. The Company also issued $495,000 in principal amount of the Secured Bridge Notes to the placement agent in partial payment of its fee.

The Company recognized a beneficial conversion feature in the amount of $6,995,000, upon favorable stockholder approval of the Equity Financing at the annual meeting held on November 25, 2003, with a corresponding increase in additional paid in capital. This discount was fully amortized to non-cash interest expense in the period the Secured Bridge Notes converted to equity. The net impact on stockholders' equity was zero when the net loss, including the amortization of the discount, was fully reflected in the accumulated deficit.

In connection with the first closing, the Company incurred $651,923 in placement agent and legal fees, including the fee due to be paid in cash to the placement agent in the amount of $495,000 that the placement agent invested in the Secured Bridge Notes. These costs were capitalized as deferred financing costs and were being amortized to general interest expense over the life of the notes, such that the full amount of costs was amortized by the earlier of the maturity date of the notes or by the month the notes were converted into equity. In the year ended December 31, 2003, the Company recognized $651,923 in general interest expense pertaining to this amortization of the deferred financing costs, and accordingly, the balance of the deferred financing costs was zero as of December 31, 2003.

In connection with the first closing, the Company recognized an additional placement agent fee, in the amount of $1,798,579, for 6,187,500 warrants issued to a placement agent. The fee was recorded as a deferred financing cost upon stockholder approval of the Equity Financing on November 25, 2003, with a corresponding increase in additional paid in capital, and was fully amortized to general interest expense in the period in which the Secured Bridge Notes converted to equity. The net impact on stockholders' equity was zero when the net loss, including the deferred financing cost, was fully reflected in the accumulated deficit.

                              DIOMED HOLDINGS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                DECEMBER 31, 2003


F) EVLT(R) TECHNOLOGY ACQUISITION - SEPTEMBER 3, 2003

On September 3, 2003, the Company acquired rights to the EVLT Patent, which relates to the technology underlying the Company's EVLT(R) product line. On September 3, 2003, the Company paid Endolaser Associates $1,500,000 in cash in exchange for the exclusive license and agreed to make additional payments totaling $2,500,000 in 10 quarterly installments of $250,000 each, commencing in the fourth quarter of 2003. On December 1, 2003, subsequent to completion of the equity financing, the Company paid Endolaser Associates the first quarterly installment of $250,000. The Company recorded a liability in the amount of $2,500,000, net of a $254,000 discount based on an annual interest rate of 8%, to reflect the imputed interest. The discount is being amortized to general interest expense over the period of the technology payable. (See Note 15)

`G) CAPITAL EQUIPMENT LEASES

Leased assets included in property and equipment primarily include manufacturing equipment. The Company did not enter into any new capital equipment leases during the years ended December 31, 2002 and 2003. Depreciation expense for leased equipment during the years ended December 31, 2002 and 2003 was $56,226 and $36,823, respectively.

A summary of the current and long-term debt at December 31, 2003 is as follows:


                                        December 31, 2003
                                        -----------------
Promissory note issued to a customer       $   936,000
EVLT technology payable(face value)          2,250,000
Capital equipment leases                        13,848

    Less current portion                    (1,949,848)
                                           -----------

    Long-term debt                         $ 1,250,000
                                           ===========

Future minimum debt payments for capital equipment leases, promissory notes and the EVLT technology payable required under these arrangements at December 31, 2003 are as follows:

                                              Capital Leases              Debt
                                              --------------          ----------
2004                                          $     13,848            $1,936,000
2005                                                    --             1,250,000
                                                ----------            ----------
Total future minimum lease payments                $13,848            $3,186,000
                                                                      ==========
Less--Amount representing interest                      --
                                                ----------
Present value of future minimum lease
payments                                            13,848
Less--Current portion
of capital lease obligations                        13,848
                                                ----------
Capital lease obligations, net of
current portion                                 $       --
                                                ==========

                              DIOMED HOLDINGS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                DECEMBER 31, 2003


(7) INCOME TAXES

No provision for foreign, federal or state income taxes has been recorded, as the Company incurred net operating losses for all periods presented. The Company has U.S. federal and state net operating loss carryforwards of approximately $17,000,000 at December 31, 2003 to reduce future federal income taxes, if any. These carryforwards expire through 2023 and are subject to review and possible adjustment by the Internal Revenue Service (IRS). The Company also has approximately $19,350,000 of foreign net operating loss carryforwards at December 31, 2003 to reduce future foreign income taxes, if any. These carryforwards do not have an expiration date.

The Tax Reform Act of 1986 contains provisions that may limit the amount of U.S. federal and state net operating loss and credit carryforwards that the Company may utilize in any one year in the event of certain cumulative changes in ownership over a three-year period in excess of 50%, as defined. The Company believes that its equity financing completed on November 25, 2003 may have triggered a change in ownership, which may limit the utilization of net operating loss carryforwards in future years.

The approximate tax effects of temporary differences that give rise to significant portions of the Company's deferred tax assets primarily relate to net operating loss carryforwards and amount to approximately $8,600,000 and $12,600,000 as of December 31, 2002 and 2003, respectively. It is the Company's objective to become a profitable enterprise and to realize the benefits of its deferred tax assets. However, in evaluating the realizability of these deferred tax assets, management has considered the Company's short operating history, the volatility of the market in which it competes and the operating losses incurred to date, and believes that, given the significance of this evidence, a full valuation reserve against its deferred tax assets is required as of December 31, 2002 and 2003. The components of the Company's deferred tax assets are approximately as follows:


                                                      December 31,
                                           ----------------------------------
                                               2002                   2003
                                           -----------            -----------
Net operating loss carryforwards           $ 8,620,000            $12,600,000
Other temporary differences                    255,000                140,000
Valuation allowance                         (8,875,000)           (12,740,000)
                                           -----------            -----------
Net deferred tax asset                     $        --            $        --
                                           ===========            ===========


(8) STOCKHOLDERS' EQUITY

(A) CAPITALIZATION OF DIOMED HOLDINGS, INC.

Effective February 14, 2002, the authorized capital stock of the Company was 80,000,000 shares of common stock, par value $0.001 per share, and 5,000,000 shares of preferred stock, par value $.001 per share, of which 4,300,000 shares were designated Class A Convertible Preferred Stock (referred to as "Old Class A Stock").

(B) ISSUANCE OF DIOMED HOLDINGS, INC. CLASS A CONVERTIBLE PREFERRED STOCK ("OLD CLASS A STOCK") IN DIOMED MERGER

On February 14, 2002, Diomed Acquisition Corp. ("Acquisition"), a Delaware corporation and a wholly-owned subsidiary of Diomed Holdings, Inc., a Nevada corporation formerly known as Natexco Corporation, merged with and into Diomed, Inc. pursuant to an Agreement and Plan of Merger, dated as of January 29, 2002.

Pursuant to the Diomed Merger Agreement, Diomed Holdings Nevada issued:

            - 2,328,922.50 shares of its Old Class A Stock to the former holders of Diomed, Inc. common stock in exchange for 9,315,690 shares of common stock of Diomed, Inc. issued and outstanding as of the effective time of the Diomed Merger, which 2,328,922.50 shares were convertible into 9,315,690 shares of Diomed Holdings Nevada common stock; and

            - 1,362,500 of its Old Class A Stock to the former holders of 2,725,000 shares of Diomed, Inc. Series A Preferred Stock issued and outstanding as of the effective time of the Diomed Merger, which 1,362,500 shares were convertible into 5,450,000 shares of Diomed Holdings Nevada common stock.

On October 24, 2002, the Company's registration statement was declared effective by the Securities and Exchange Commission.

                              DIOMED HOLDINGS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                DECEMBER 31, 2003


On December 31, 2002, according to the Class A Convertible Preferred Stock Certificate of Designation, monthly conversions of the Company's Class A Convertible Preferred Stock ("Class A Stock") began converting into Common Stock at the rate of 5% of the initial shares of the Class A Stock or 773,087 shares, and were to continue to occur on the last day of each month during the period from January 2003 through January 2004. The remaining 4,638,531 shares of Class A Stock were to convert in February 2004.

Because the board of directors determined that the effect of the incremental conversion of Class A Stock into common stock would impair the Company's ability to procure additional equity investments, pursuant to its discretion under the terms of the Class A Stock, the board determined to cause the remaining outstanding shares of Class A Stock to convert into common stock on March 31, 2003, and accordingly, zero shares of Class A Stock are outstanding at December 31, 2003.

(C) MIGRATORY MERGER OF THE COMPANY; RECAPITALIZATION OF THE COMPANY

In April 2002, the board of directors of the Company determined that it was in the best interest of the Company and its stockholders for the Company to change its state of incorporation from Nevada to Delaware. At a stockholders meeting on May 13, 2002 to consider the proposed reincorporation, the stockholders granted their approval, and the reincorporation was effected by the merger of the Company into a newly-formed Delaware corporation (referred to as the "Migratory Merger"), which occurred on that same date. As a result of the Migratory Merger, each share of common stock of Diomed Holdings Nevada outstanding as of the date of the consummation of the Migratory Merger was converted into one share of Common Stock, and each share of Old Class A Stock was converted into four shares of Class A Convertible Preferred Stock of the Company (referred to as the "Convertible Preferred Stock"). The rights and privileges of the Common Stock and the Convertible Preferred Stock are virtually identical to the common stock of Diomed Holdings Nevada and the Old Class A Stock, other than the one for four exchange of shares of Old Class A Stock for shares of Convertible Preferred Stock, and a reduction in the number of votes from four votes per share for Old Class A Stock to one vote per share for Convertible Preferred Stock.

In connection with the Migratory Merger, the Company assumed the obligations of Diomed Holdings Nevada with respect to Diomed Holdings Nevada's outstanding stock options and warrants (formerly the Diomed stock options and warrants).

In the reverse merger, the Diomed, Inc. Common Stock shareholders received 2,328,922.50 shares of Diomed Holdings, Inc. Class A Convertible Preferred Stock in exchange for their 9,315,690 shares of Diomed, Inc. Common Stock. Based on a conversion factor of "1 to 4", the 2,328,922.50 shares of Diomed Holdings, Inc. Class A Convertible Preferred Stock were convertible into 9,315,690 shares of Diomed Holdings, Inc. Common Stock. Pursuant to the migratory merger and recapitalization on May 13, 2002, the Diomed Holdings, Inc. Class A Convertible Preferred Stock and Common Stock shares were recapitalized on a one-to-four-share basis such that the 2,328,922.50 shares of Class A Stock became 9,315,690 shares of Class A Stock.

In the reverse merger, the Diomed, Inc. Series A Preferred Stock shareholders received 1,362,500 shares of Diomed Holdings, Inc. Class A Convertible Preferred Stock in exchange for their 2,725,000 shares of Diomed, Inc. Series A Preferred Stock. Based on a conversion factor of "1 to 4", the 1,362,500 shares of Diomed Holdings, Inc. Class A Convertible Preferred Stock were convertible into 5,450,000 shares of Diomed Holdings, Inc. Common Stock. Pursuant to the migratory merger and recapitalization on May 13, 2002, the Diomed Holdings, Inc. Class A Convertible Preferred and Common Stock shares were recapitalized on a one-to-four-share basis such that the 1,362,500 shares of Class A Stock became 5,450,000 shares of Class A Stock.

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

On December 31, 2002, according to the Class A Convertible Preferred Stock Certificate of Designation, monthly conversions of the Company's Class A Convertible Preferred Stock ("Class A Stock") began converting into Common Stock at the rate of 5% of the initial shares of the Class A Stock or 773,087 shares, and were to continue to occur on the last day of each month during the period from January 2003 through January 2004. The remaining 4,638,531 shares of Class A Stock were to convert in February 2004.

As of December 31, 2002, the Company had authorized 20,000,000 shares of Preferred Stock, $0.001 par value, of which 14,688,662 shares were outstanding.

Because the board of directors determined that the effect of the incremental conversion of Class A Stock into common stock would impair the Company's ability to procure additional equity investments, pursuant to its discretion under the terms of the Class A Stock, the board determined to cause the remaining outstanding shares of Class A Stock to convert into common stock on March 31, 2003, and accordingly, the Company had zero shares of Class A Stock outstanding.

                              DIOMED HOLDINGS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                DECEMBER 31, 2003


As of December 31, 2003, the Company had authorized 20,000,000 shares of Preferred Stock, $0.001 par value, of which zero shares are outstanding.

(D) COMMON STOCK

In February 2002, the Company issued 5,000,000 shares of its Common Stock, $0.001 par value per share, at a price of $2.00 per share in a private placement financing in connection with the Diomed Merger, resulting in proceeds net of offering costs of $7,900,000.

After the Migratory Merger on May 13, 2002, the Company had authorized 80,000,000 shares of Common Stock, $0.001 par value, of which 14,200,000 shares are outstanding (excluding securities which may be converted into or exercisable for Common Stock), having been automatically issued to the holders of the Common Stock issued by Diomed Holdings Nevada by virtue of the Migratory Merger.

As per the Merger agreement, the Company was obligated to use its best efforts to file a registration statement with the Securities Exchange Commission to register for resale its common shares that it issued in the private placement offering and those of its common shares that it issued to the Company's former stockholders, and to cause the registration statement to be declared effective. In the event that the Company failed to file or cause the registration statement to be declared effective within 240 days of completing the Merger, or remain effective through the first anniversary of the Merger, the Company was required to issue additional shares of its common stock, up to a maximum of 4% of the shares held by each of the February 2002 private placement investors. On October 24, 2002, the Company received approval of its registration statement by the Securities and Exchange Commission and accordingly issued the February 2002 private placement investors an additional aggregate of 50,000 shares of Common Stock.

On October 24, 2002, the Company's registration statement was declared effective by the Securities and Exchange Commission.

On December 31, 2002, according to the Class A Convertible Preferred Stock Certificate of Designation, monthly conversions of the Company's Class A Convertible Preferred Stock ("Class A Stock") began converting into Common Stock at the rate of 5% of the initial shares of the Class A Stock or 773,087 shares, and were to continue to occur on the last day of each month during the period from January 2003 through January 2004. The remaining 4,638,531 shares of Class A Stock were to convert in February 2004.

As of December 31, 2002, the Company had authorized 80,000,000 shares of Common Stock, $0.001 par value, of which 15,023,087 shares were outstanding.

Because the board of directors determined that the effect of the incremental conversion of Class A Stock into common stock would impair the Company's ability to procure additional equity investments, pursuant to its discretion under the terms of the Class A Stock, the board determined to cause the remaining outstanding shares of Class A Stock to convert into common stock on March 31, 2003.

As of March 31, 2003, the Company had 29,711,749 shares of common stock outstanding and zero shares of Class A Stock outstanding.

On May 7, 2003, the Company issued Class C Preferred Stock to the holders of the notes and warrants it had issued in December 2003 in exchange for certain modifications we made to those notes and warrants. These shares of Class C Preferred Stock were convertible into 27,117,240 shares of common stock upon satisfaction of certain conditions. The modifications to the notes included eliminating the convertibility feature of the notes and eliminating the noteholders' right to approve a future financing transaction. The Company issued Class C notes in exchange for the December 2002 notes to reflect these modified terms. The modification to the warrants was the redelivery of the warrants to the Company for cancellation.

On May 7, 2003, the Company also issued $1,200,000 in Class D notes to Gibralt US (an affiliate of a director, Samuel Belzberg, to which we issued $1,100,000 principal amount notes) and to two directors (James A. Wylie, Jr. and Peter Norris, to each of whom the Company issued $50,000 principal amount of notes). The Company issued these notes in exchange for loan commitments made by these noteholders. The Company also issued to these noteholders Class D Preferred Stock as a prepaid discount to recognize that the loan commitments were expected to be converted into equity in a future equity financing transaction that the Company then contemplated, and to reflect the risk that the equity financing transaction might not occur. These shares of Class D Stock were convertible into a total of 3,021,552 shares of common stock upon satisfaction of certain conditions. The notes were convertible into the securities to be issued in the contemplated equity financing on the same terms as applied to the other investors in the equity financing.

                              DIOMED HOLDINGS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                DECEMBER 31, 2003


On August 22, 2003, the Company exchanged the Class C Preferred Stock for an equal number of shares of Class E Preferred Stock, and exchanged the Class D Preferred Stock for an equal number of shares of Class F Preferred Stock. The Company exchanged these shares of preferred stock in accordance with the stipulation of settlement it entered into to settle the Augenbaum class action lawsuit that was filed in late July 2003. That lawsuit claimed, among other things, that the Class C Preferred Stock and Class D Preferred Stock was not permitted to be, by its terms, convertible into common stock. Accordingly, although the Company denied the allegations in the lawsuit, to reach a settlement amicably, the Company created the Class E and Class F Preferred Stock and performed the preferred stock exchange. The Class E and F Preferred Stock is not by its terms convertible into common stock. However, by a separate agreement between the Company and the holders of the Class E and F Preferred Stock, upon the satisfaction of certain conditions, the Company would issue 27,117,240 shares of common stock in exchange for the Class E Preferred Stock and would issue 3,021,552 shares of common stock in exchange for the Class F Preferred Stock.

On September 2, 2003, the Company entered into definitive agreements for the equity financing that it had been pursuing since the second quarter of 2003. Pursuant to these agreements, on September 3, 2003, the investors in the equity financing funded $6,500,000 in the form of secured bridge loans, and the Company issued secured bridge notes to these investors. The $1,200,000 principal amount of Class D notes the Company issued in May 2003 converted into common stock at the final closing of the equity financing on November 25, 2003. The secured bridge notes converted into common stock at $0.08 per share at the final closing, the investors purchased $15,500,000 of common stock for $0.10 per share and the $1,200,000 in Class D notes and accrued interest on these notes were purchased for common stock for $0.10 per share.

On September 3, 2003, in connection with the equity financing, the Company issued securities to pay the fees of the placement agent that it had engaged in April 2003 to assist in obtaining the financing that was needed. In lieu of paying this fee in cash, the Company issued to the placement agent $495,000 in secured bridge notes plus warrants to purchase up to 40,879,063 shares of common stock. Of these warrants, 17,541,563 warrants have an exercise price of $0.001 per share, 6,187,500 warrants have an exercise price of $0.08 per share and 17,150,000 warrants have an exercise price of $0.10 per share. These warrants are exercisable for five years.

On November 25, 2003, the number of authorized shares of Common Stock were increased from 80,000,000 to 500,000,000, $0.001 par value, in order to enable the issuance of shares in connection with the equity financing.

On November 25, 2003, the Company held the final closing of our equity financing, pursuant to which the Company issued a total of 256,552,012 shares of common stock to the investors in the equity financing. (See Note 14)

On November 25, 2003, in connection with the final closing of the equity financing, the Company exchanged all outstanding Class E Preferred Stock for a total of 27,117,240 shares of common stock and exchanged all outstanding Class F Preferred Stock for a total of 3,021,552 shares of common stock, as provided by the August 2003 exchange agreement.

On November 25, 2003, the Company issued 500,000 shares of common stock to Verus Support Services, Inc. in connection with an agreement entered into on September 30, 2003 to issue these shares in lieu of accrued cash payments due under the December 2001 agreement with Verus that the Company ceased paying in August 2002.

The Company agreed to register the common stock issued in the equity financing and the common stock underlying the warrants issued to the placement agent for resale to the public with the Securities Exchange Commission, and accordingly, filed the resale registration statement on December 3, 2003. On February 10, 2004, the Company's registration statement was declared effective by the Securities and Exchange Commission.

On December 3, 2003 and December 8, 2003, a total of 11,010,057 of the September 3, 2003 warrants with an exercise price of $0.001 per share were exercised, for which the Company issued a total of 10,977,676 shares of common stock. Because the warrant holders used the cashless exercise feature of the warrants, they did not have to pay the exercise price in cash and the Company issued fewer than the total number of warrants exercised.

On December 18, 2003, in connection with the equity financing, the Company issued an additional 347,567 shares of common stock to those investors who paid cash for their shares at the final closing of the equity financing. The Company issued these shares because under the terms of the escrow agreement under which these investors deposited all funds for their investment, these investors were entitled to either receive the interest that was earned on their funds while held in escrow or to receive shares in lieu of this interest, with the interest earned being paid to the Company, as determined by the placement agent. The placement agent elected to have the interest paid to the Company and for the Company to issue additional shares to the investors. The Company received approximately $35,000 in interest from the escrow agent on December 18, 2003, and then issued the additional shares to the investors at a price of $0.10 per share.

                              DIOMED HOLDINGS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                DECEMBER 31, 2003


As of December 31, 2003, the Company had authorized 500,000,000 shares of Common Stock, $0.001 par value, of which 328,227,796 shares are outstanding.

(E) STOCK OPTIONS

In November 1998 and May 2001, the Company's Board of Directors approved the 1998 Incentive Plan (the 1998 Plan) and the 2001 Stock Option Plan (the 2001
Plan) (collectively, the Plans), respectively, permitting the granting of stock options to employees, directors, consultants and advisors, which may be either incentive stock options or nonqualified options and stock awards. The Board had reserved 750,000 and 1,750,000 shares of Common Stock for issuance under the 1998 Plan and the 2001 Plan, respectively.

In November 2003, the Company's stockholders approved the 2003 Omnibus Plan, under which the Company reserved 40,000,000 shares of common stock for issuance. The 2003 Omnibus Plan provides for grants or awards of stock options, restricted stock awards, restricted stock units, performance grants, stock awards, and stock appreciation rights. Only present and future employees and outside directors and consultants are eligible to receive incentive awards under the 2003 Omnibus Plan.

The exercise price and vesting are determined by the Board of Directors at the date of grant. Options generally vest over two to four years, and expire 10 years after the date of grant. Incentive stock options under the Plans are granted at not less than fair market value per share of Common Stock on the date of grant or 110% of fair market value for any stockholder who holds more than 10% of the total combined voting power of all classes of stock of the Company.

As of December 31, 2003, 36,962,083 options and other incentive stock awards were available for future grants under the 2003 Omnibus Plans. In addition, 614,671 options were available under the 1998 Plan and 233,050 options were available under the 2001 Plan as of December 31, 2003. In the years ended December 31, 2002 and 2003, the Company did not grant any stock options under the 1998 Plan. Future stock options will only be granted under the 2003 Omnibus Plan and not under the 1998 Plan or the 2001 Plan.

A summary of stock option activity is as follows:


                                    Range of Exercise                         Weighted Average
                                          Price          Number of Shares      Exercise Price
                                      -------------      ----------------      --------------
Outstanding, December 31, 2001         $  1.25-8.23          1,773,740          $      2.65
      Granted                          $  0.34-5.35            450,200          $      2.35
      Forfeited                           1.25-8.23           (620,655)                2.87
                                      -------------          ---------          ------------

Outstanding, December 31, 2002         $  0.34-8.23          1,603,285          $      2.90
      Granted                             0.08-0.46          4,355,610                 0.28
      Forfeited                           0.33-6.24           (400,320)                1.90
                                      -------------          ---------          ------------

Outstanding, December 31, 2003         $  0.08-8.23          5,558,575          $      0.97
                                      =============          =========          ============

Exercisable, December 31, 2002         $  0.34-8.23          1,150,115          $      3.49
                                      =============          =========          ============

Exercisable, December 31, 2003         $  0.08-8.23          3,098,654          $      1.38
                                      =============          =========          ============

                              DIOMED HOLDINGS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                DECEMBER 31, 2003


The following table summarizes information relating to currently outstanding and exercisable options as of December 31, 2003.


                OUTSTANDING                                             EXERCISABLE
---------------------------------------------         -----------------------------------------------
                                   WEIGHTED
                                   AVERAGE
                                  REMAINING            WEIGHTED                            WEIGHTED
                                  CONTRACTUAL          AVERAGE                             AVERAGE
   EXERCISE            NUMBER OF   LIFE (IN            EXERCISE       NUMBER OF            EXERCISE
     PRICE              SHARES      YEARS)              PRICE           SHARES              PRICE
 $ 0.08-2.00           4,888,907        9.2             $0.41         2,465,539              $0.41
   2.25-3.54             246,468        3.7              2.87           223,977               2.90
   4.00-6.56             407,200        3.0              6.18           393,138               6.25
   8.05-8.23              16,000        2.2              8.23            16,000               8.23
                       ---------                        -----         ---------              -----
                       5,558,575                        $0.97         3,098,654              $1.38


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the applicable period:

                                                       December 31,
                                               ---------------------------
                                                   2002            2003
                                               ---------------------------
Risk-free interest rate                        1.84-4.74%      1.74-3.37%
Expected dividend yield                               --%             --%
Expected lives                                    5 years         5 years
Expected volatility                                   75%             75%
Weighted average grant date fair value
   per share                                   $     1.05       $    0.18
Weighted average remaining contractual
   life of options outstanding                  6.9 years       8.5 years


H) ISSUANCE OF STOCK OPTIONS TO CONSULTANTS

In fiscal 2002, the Company granted fully exercisable options to purchase 2,700 shares of common stock at exercise prices per share in the range of $0.55 to $2.87 to the two consultants in exchange for marketing services. The Company recorded the fair value of such options, based on the Black-Scholes option pricing model, as stock-based compensation expense totaling $1,743 in the statement of operations for year ended December 31, 2002.

In April 2002, the Company entered into an agreement with The Investor Relations Group, Inc. ("IRG"), for investor relations and public relations services. In connection therewith, the Company granted to IRG Options to purchase up to 150,000 shares of Class A Stock at an exercise price of $5.35 per share. These options were not granted under the 2001 Plan, but are subject to the terms and conditions of the 2001 Plan as if granted thereunder. Any unvested options would be cancelled upon the termination of the IRG agreement. The Company calculated the fair value of these options, based on the Black-Scholes option pricing model. In November 2002, the Company terminated its agreement with IRG. In accordance with the agreement, IRG holds 43,750 options that are exercisable until November 2004. In the statement of operations for the year ended December 31, 2002, the Company recorded stock-based compensation expense in the amount of $80,586 related to the vested options.

In fiscal 2003, the Company granted fully exercisable options to purchase 64,110 shares of common stock at exercise prices per share in the range of $0.17 to $0.44 to two consultants in exchange for marketing services. The Company recorded the fair value of such options, based on the Black-Scholes option pricing model, as stock-based compensation expense totaling $9,011 in the statement of operations for year ended December 31, 2003.

In fiscal 2003, the Company granted options to purchase 100,000 shares of common stock at an exercise price per share of $0.46 to a service provider for legal services. The Company recorded the fair value of such options, based on the Black-Scholes option pricing model, as stock-based compensation expense totaling $13,300 in the statement of operations for year ended December 31, 2003.

                              DIOMED HOLDINGS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                DECEMBER 31, 2003


On September 3, 2003, the Company acquired rights to the EVLT Patent, which relates to the technology underlying the Company's EVLT(R) product line. As part of the transaction, the Company entered into an agreement with Dr. Robert Min pursuant to which the Company granted Dr. Min options, to purchase 1,000,000 shares of Common Stock. The Company recorded the fair value of these options, in the amount of $312,078, based on the Black-Scholes option pricing model, and capitalized this cost as part of the related intangible asset that will be amortized over the remaining life of the EVLT Patent. The amortization of the intangible asset will be recorded as a component of cost of goods sold. (See
Note 15)

I) WARRANTS

A summary of warrant activity for the years ended December 31, 2002 and 2003 is as follows:

                                                                          WEIGHTED          WEIGHTED
                                                                          AVERAGE       AVERAGE REMAINING
                                  RANGE OF               NUMBER OF        EXERCISE      CONTRACTUAL LIFE
                                  EXERCISE PRICE         SHARES            PRICE           (IN YEARS)
Outstanding,December 31, 2001       $   2.00-3.50           111,924           2.56                   1.6
   Granted to stockholders                   2.00            10,000           2.00                   0.5
   Granted to related party                  0.26         8,333,333*          0.26                   5.5
   Forfeited                                   --                --             --                    --
                                    -------------     -------------        -------         -------------

Outstanding,December 31, 2002       $   0.26-3.50         8,455,257        $  0.29                   5.4
   Exchanged                        $        0.26        (8,333,333)*         0.26                   5.5
   Granted to Placement Agent          0.001-0.10        40,879,063**         0.05                   5.0
   Exercised by Placement Agent             0.001       (11,010,057)**          --                    --
   Forfeited                                 2.00           (70,000)          2.00                    --
                                    -------------     -------------        -------         -------------

Outstanding,December 31, 2003       $ 0.001-$3.50        29,920,930        $  0.08                   4.9
                                    =============     =============        =======         =============

Exercisable, December 31, 2002      $   0.26-3.50           121,924        $  2.56
                                    =============     =============        =======

Exercisable, December 31, 2003      $  0.001-3.50        29,920,930        $  0.08
                                    =============     =============        =======


*    See Note 3B.
**   See Note 3C.

9) VALUATION AND QUALIFYING ACCOUNTS

A summary of the allowance for doubtful accounts is as follows:

                                                    December 31,
                                           ------------------------------
                                              2002                 2003
                                           ------------------------------
Allowance for doubtful accounts:
Balance, beginning of period               $ 217,473            $ 308,145
Provision for doubtful accounts              116,452               44,890
Write-offs                                   (25,780)            (143,868)
                                           ---------           ---------
Balance, end of period                     $ 308,145            $ 209,167
                                           =========           =========

                              DIOMED HOLDINGS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                DECEMBER 31, 2003


10) SEGMENT REPORTING

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

This table presents revenues by reportable segment:


                                               Years Ended December 31,
                                          --------------------------------
                                             2002                 2003
                                          --------------------------------
Laser systems                             $3,443,228           $5,726,225
Fibers, accessories and service            2,113,211            3,472,367
                                          ----------           ----------
Total                                     $5,556,439           $9,198,592
                                          ==========           ==========

The following table represents percentage of revenues by geographic destination:

                                             Years Ended December 31,
                                             -------------------------
                                             2002           2003
                                             -------------------------
                     North America            55%            63%
                     Asia/Pacific             23%            20%
                     Europe                   19%            15%
                     Other                     3%             2%
                                             ---            ---
                     Total                   100%           100%
                                             ===            ===

The following table represents long-lived assets by geographic location:


                                                 December 31
                                      -------------------------------
                                          2002                 2003
                                      -------------------------------
              North America           $1,175,410           $5,300,029
              Europe                   1,131,436              603,708
                                      ----------           ----------
              Total                   $2,306,846           $5,903,737

                              DIOMED HOLDINGS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                DECEMBER 31, 2003


11) OTHER COMMITTMENTS

(A) LEASES

The Company leases certain equipment and office facilities under noncancelable operating and capital leases that expire at various dates through 2014. The Company's building lease at its subsidiary in the United Kingdom is a 25-year lease through 2024. However, the Company has an option, at its election, to terminate the lease agreement after 15 years in 2014. If the Company chooses not to exercise this option, the lease agreement continues for the remaining 10 years through 2024. The Company's building lease at its headquarters in the US expires in June 2004. Total rent expense under these operating lease agreements for the years ended December 31, 2002 and 2003, was $496,539, and $476,585, respectively.

Future minimum payments required under these operating leases at December 31, 2003 are as follows:

                                            Operating
                                               Leases

2004                                       $  570,403
2005                                          539,497
2006                                          539,497
2007                                          539,497
2008                                          539,497
Thereafter                                  2,877,320
                                           ----------
      Total operating leases               $5,605,711


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

(C) EMPLOYMENT AGREEMENT WITH CHIEF EXECUTIVE OFFICER

Effective December 28, 2003, the Company entered into an employment agreement with James A. Wylie, Jr. This agreement supercedes the Company's January 10, 2003 employment agreement with Mr. Wylie, and extends his employment by one year from December 31, 2004 until December 31, 2005. Mr. Wylie's new agreement provides for an annual base salary of $330,000 (commencing January 1, 2004), an award of options to purchase up to 2,700,000 shares of common stock and certain bonus compensation. If we terminate Mr. Wylie's employment other than for cause, we will be obligated to pay his salary and provide benefits to him for the remainder of his two-year employment term.

(12) MERGER AND PRIVATE OFFERING OF COMMON STOCK

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

                              DIOMED HOLDINGS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                DECEMBER 31, 2003


Under the terms of the merger, the Company issued Class A Preferred Stock to the former stockholders of Diomed, Inc. These shares of Class A Preferred Stock have since converted into Common Stock, and no Class A Stock remains outstanding.

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

The Merger was accounted for as a recapitalization. Costs of approximately $2,100,000 related to the issuance of Parent's shares in the private placement financing and to its preparation and negotiation of the documentation for the Merger were paid by the Company at the closing of the Merger and subsequent to the Merger. These costs were offset against paid-in-capital within stockholders equity in the year ended December 31, 2002.

(13) EXCHANGE OF CLASS C AND CLASS D CONVERTIBLE PREFERRED

On July 28, 2003, the Company was named as a defendant in a class action lawsuit, Augenbaum v. Diomed Holdings, Inc. On August 6, 2003, the Company entered into a stipulation of settlement to resolve this suit. The stipulation of settlement became final on October 15, 2003.

In connection with the stipulation of settlement, on August 22, 2003, the Company entered into an agreement with the holders of the Class C Preferred Stock by which the holders tendered all 20 shares of Class C Preferred Stock in exchange for an equal number of shares of Class E Preferred Stock, and the Company entered into an agreement with the holders of the Class D Preferred Stock by which the holders tendered all 24 shares of Class D Preferred Stock for an equal number of shares of Class F Preferred Stock. The Class E Preferred Stock and the Class F Preferred Stock entitle the holders to one vote per share. Following the exchange of Class C Preferred Stock for Class E Preferred Stock and Class D Preferred Stock for Class F Preferred Stock, both the Class C Preferred Stock and Class D Preferred Stock were eliminated.

Following stockholder approval of the issuance of shares of Common Preferred Stock to be issued in exchange for the Class E Preferred Stock and Class F Preferred Stock, the Company has the right to purchase from the holders of the Class E Preferred Stock, and the holders of the Class E Preferred Stock were obligated to sell, all 20 shares of Class E Preferred Stock in exchange for 27,117,240 shares of Common Stock, and the Company had the right to purchase from the holders of the Class F Preferred Stock, and the holders of the Class F Preferred Stock were obligated to sell, all 24 shares of Class F Preferred Stock in exchange for 3,021,552 shares of Common Stock. Upon a sale, lease, exchange or other disposition of all or substantially all of the Company's assets, the holders of the Class E Preferred Stock and Class F Preferred Stock had the right to tender all shares of their preferred stock in exchange for the corresponding numbers of shares of Common Stock noted above.

Shares of Class E Preferred Stock and Class F Preferred Stock were preferred in liquidation to the extent that before any distribution was made to the holders of Common Stock, there must be a distribution to the holders of the Class E Preferred Stock in the amount of $108,469 per share of Class E Preferred Stock and a distribution to the holders of the Class F Preferred Stock in the amount of $10,072 per share of Class F Preferred Stock. The holders of Common Stock share pro rata in the remainder of the net liquidation proceeds.

On November 25, 2003, in connection with the final closing of the equity financing discussed in Note 14, the Company exchanged all outstanding Class E Preferred Stock for a total of 27,117,240 shares of common stock and exchanged all outstanding Class F Preferred Stock for a total of 3,021,552 shares of common stock, as provided by the August 2003 exchange agreement.

(14) SEPTEMBER 2003 EQUITY FINANCING

On September 2, 2003, the Company entered into a private placement equity financing transaction with accredited investors who agreed to purchase common stock for an aggregate purchase price of $23,200,000. The terms of this transaction provided that the equity financing would occur at two closings. The first closing occurred on September 3, 2003. At that time, the investors funded $6,500,000 in cash to the Company in exchange for $6,500,000 principal amount of secured convertible bridge notes. At the second closing on November 25, 2003, the $6,500,000 principal amount of notes was converted into a total of 81,250,000 shares of common stock at a conversion price of $0.08 per share and the investors invested the remaining $16,700,000 of the equity financing in exchange for common stock at a purchase price of $0.10 per share.

                              DIOMED HOLDINGS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                DECEMBER 31, 2003


The investors who participated in the first closing of the equity financing included the four holders of our $2,000,000 principal amount of Class E Secured Notes due 2006, which we issued in connection with a bridge financing transaction in December 2002. At the first closing, these noteholders invested an aggregate of $2,000,000. These noteholders were (i) Gibralt US, Inc., an affiliate of one of our directors, Samuel Belzberg, which held $1,500,000 of the Class E Notes and purchased $1,500,000 of the secured bridge notes, (ii) Morris Belzberg, a cousin of Samuel Belzberg, who held $300,000 of the Class E Notes and purchased $300,000 of the secured bridge notes, (iii) Charles Diamond, who held $100,000 of the Class E Notes and purchased $100,000 of the secured bridge notes and (iv) Steven Schraiberg, who held $100,000 of the Class E Notes and purchased $100,000 of the secured bridge notes. At the time of the first closing, we repaid all of the Class E Notes.

Of the $16,700,000 invested at the second closing of the equity financing, $15,500,000 was paid by the investors in cash. The Company also converted the Class D Secured Notes due 2004, which were issued in connection with a bridge financing transaction in May 2003, for the remaining $1,200,000 of common stock. The holders of the Class D Notes were, at the time of the May 2003 bridge financing, directors, or affiliates of directors. These three Class D holders are Gibralt US, Inc., which is an affiliate of Samuel Belzberg (the holder of $1,100,000 in principal amount of Class D Notes); James A. Wylie, Jr. (the holder of $50,000 in principal amount of Class D Notes); and Peter Norris (the holder of $50,000 principal amount of Class D Notes). The Company issued a total of 256,498,012 shares of common stock to the 119 investors (including the placement agent and the holders of the Class D Notes) on November 25, 2003 at the final closing of the equity financing, including 12,482,335 shares that were issued on conversion of the Class D Notes. Subsequently, on December 18, 2003, the Company issued an additional 347,567 shares of common stock to those investors who paid cash for their shares at the final closing of the equity financing. The Company issued these shares because under the terms of the escrow agreement under which these investors deposited all funds for their investment, these investors were entitled to either receive the interest that was earned on their funds while held in escrow or to receive shares in lieu of this interest, with the interest earned being paid to the Company, as determined by the placement agent. The placement agent elected to have the interest paid to the Company and for the Company to issue additional shares accordingly. The Company received approximately $35,000 in interest from the escrow agent on December 18, 2003, and then issued the additional shares to the investors.

In connection with the Equity Financing, the Company issued warrants to purchase up to 40,879,063 shares of Common Stock to its placement agent, including 17,541,563 warrants at an exercise price of $0.001, 6,187,500 warrants at an exercise price of $0.08 and 17,150,000 warrants at an exercise price of $0.10. The warrants issued to the placement agent are exercisable for five years beginning upon approval by stockholders of the Equity Financing at the annual meeting. The placement agent also participated as an investor in the Equity Financing by reinvesting $495,000 of its fee in exchange for Secured Bridge Notes convertible into 6,187,500 shares of Common Stock. The original agreement with the placement agent provided that the Company pay the placement agent a cash fee equal to 10% of the funds it raised in a financing and issue to the placement agent warrants to purchase shares of Common Stock equal to 10% of the aggregate number of shares of Common Stock that were purchased by the Investors in the Equity Financing.

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

As of December 31, 2003, the Company incurred approximately $3,650,000 in placement agent, legal and other fees in connection with the Equity Financing, including $1,798,579 in non-cash charges and approximately $1,851,000 in cash-based fees. In connection with the first closing, the Company incurred $651,923 in placement agent and legal fees, including the fee due to be paid in cash to the placement agent in the amount of $495,000 that the placement agent invested in the Secured Bridge Notes. These costs were capitalized as deferred financing costs and were being amortized to general interest expense over the life of the notes, such that the full amount of costs was amortized by the earlier of the maturity date of the notes or by the month the notes were converted into equity. In the year ended December 31, 2003, the Company recognized $651,923 in general interest expense pertaining to this amortization of the deferred financing costs, and accordingly, the balance of the deferred financing costs were zero as of December 31, 2003.

                              DIOMED HOLDINGS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                DECEMBER 31, 2003


In connection with the first closing, the Company recognized an additional placement agent fee, in the amount of $1,798,579, for 6,187,500 warrants issued to a placement agent. The warrant fee was recorded as a deferred financing cost upon favorable stockholder approval of the Equity Financing on November 25, 2003, and was fully amortized to general interest expense in the period in which the Secured Bridge Notes converted to equity, with a corresponding increase in additional paid in capital. The net impact on stockholders' equity was zero when the net loss, including the deferred financing cost, was fully reflected in the accumulated deficit.

In connection with the second closing, the Company incurred approximately $1,200,000 in legal and other fees through December 31, 2003. These costs were capitalized as deferred offering costs and were recorded as an offset against additional paid in capital in stockholders equity upon completion of the second closing of the Equity Financing.

The Company entered into a registration rights agreement providing for the Company to register with the Securities and Exchange Commission the shares purchased by the investors and the shares underlying the warrants issued to the placement agent for resale to the public. The registration rights agreement required the Company to file a registration statement for these shares within 5 days after the completion of the Equity Financing, and accordingly the Company filed the resale registration statement on December 3, 2003. The Company was obligated to issue additional shares ratably to the Investors at the rate of 3% of the Investors' shares per month, subject to a limit of 12%, if the Company did not file the registration statement timely or if the SEC did not declare the registration effective within 70 days after filing the registration statement. On February 10, 2004, the Company's registration statement was declared effective by the Securities and Exchange Commission within the 70 day period, and accordingly, the Company was not required to issue any additional shares.

(15) ACQUISITION OF EXCLUSIVE EVLT(R) TECHNOLOGY

On September 3, 2003, we acquired exclusive rights to US Patent No. 6,398,777 and related foreign patents and patent applications for endovenous laser treatment of varicose veins. These patents relate to the technology underlying our EVLT(R) procedure. This acquisition resulted from two transactions.

In the first transaction, we purchased the interest in the EVLT(R) patent owned by one of its five named inventors, Dr. Robert J. Min. This transaction was completed under a purchase agreement between us and Dr. Min entered into on July 23, 2003, after the satisfaction of the conditions precedent to the closing of the purchase agreement. On September 3, 2003, we paid the purchase price of $500,000 in cash and options to purchase 1,000,000 shares of our common stock in exchange for Dr. Min's assignment to us of his interest in the EVLT(R) patent. We have agreed to pay to Dr. Min variable payments based on our sales of EVLT(R) products. Dr. Min had previously licensed the EVLT(R) patent to us and had served as a consultant to Diomed. Dr. Min's consulting agreement with Diomed was amended to reflect the changes in the relationship between him and Diomed as a result of Diomed's acquisition of the EVLT(R) patent rights. Dr. Min will continue to act as a consultant to Diomed under the revised consulting agreement.

In the second transaction, we licensed, on an exclusive basis, the EVLT(R) patent from Endolaser Associates, LLC, the assignee of interest in the EVLT(R) patent from the other four named inventors. This transaction was completed under a license agreement between us and Endolaser Associates entered into on July 11, 2003, after the satisfaction of the conditions precedent to the taking effect of the license agreement. On September 3, 2003, we paid Endolaser Associates $1,500,000 in cash in exchange for the exclusive license granted by Endolaser Associates. We are to make additional payments totaling $2,500,000 in 10 quarterly installments of $250,000 each, commencing in the fourth quarter of 2003, and accordingly the Company recorded a liability in the amount of $2,500,000 net of a $254,000 discount to reflect imputed interest based on an interest rate of 8%. The discount is being amortized to general interest expense over the period of the technology payable. On December 1, 2003, subsequent to completion of the equity financing, the Company paid Endolaser Associates the first quarterly installment of $250,000. We have agreed with Endolaser Associates that we will pay variable royalties based on our sales of EVLT(R) products.

The Company recorded an intangible technology asset in the amount of $4,702,000 to record the acquisition of the EVLT Patent. The intangible asset will be amortized over the remaining 16-year life of the EVLT Patent.