Form 10KSB/A
period 2003-12-31
DIOMED HOLDINGS INC
filed 2004-03-30
CIK 1074874

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

[ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________________  TO  _____________________ .

COMMISSION FILE NUMBER [000-___________ ]


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

      Check  whether  the Issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.[X] Yes [ ] No

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [__]

      State issuer's revenues for its most recent fiscal year: REVENUES FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003 WERE $9,199,000.

      State the aggregate market value held by nonaffiliates of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days (see definition of affiliate in Rule 12b-2 of the Exchange Act).

      THE AGGREGATE MARKET VALUE OF THE VOTING COMMON STOCK, PAR VALUE $.001 PER SHARE, HELD BY NONAFFILIATES OF THE REGISTRANT AS OF MARCH 22, 2004 WAS APPROXIMATELY $37,867,978 (BASED ON A TOTAL OF 210,377,654 SHARES OF COMMON STOCK HELD BY NONAFFILIATES AND THE CLOSING PRICE OF $0.18 PER SHARE ON THE AMERICAN STOCK EXCHANGE ON MARCH 22, 2004).
     (ISSUERS INVOLVED IN BAKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)
                                      F-1

                                 NOT APPLICABLE

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.    Yes [ ]      No [ ]

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

                                 NOT APPLICABLE

            Transitional Small Business Disclosure Forms (Check One):
                                 Yes [ ] No [ ]

EXPLANATORY NOTE: This 10-KSB/A is being filed to include two exhibits,  Exhibit
10.51 and 10.52, which were inadvertently omitted when the 10-KSB was filed on March 30, 2004.


                                   SIGNATURES

Pursuant to the requirements of the Securities Act, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing the Annual Report on Form 10-KSB and has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on March 30, 2004.

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


           Signature                        Title                    Date
           ---------                        -----                   -------

      /s/ James A. Wylie, Jr.         President, Chief           March 30, 2004
----------------------------------    Executive Officer,
         (James A. Wylie, Jr)         Director


      /s/ David B. Swank              Chief Financial Officer,   March 30, 2004
----------------------------------    Director
         (David B. Swank)


      /s/ Geoffrey H. Jenkins         Chairman of the Board,     March 30, 2004
----------------------------------    Director
         (Geoffrey H. Jenkins)


     /s/ Joseph Harris                Chairman of the Audit      March 30, 2004
----------------------------------    Committee, Director
         (Joseph Harris)


     /s/ Gary Brooks                  Director                   March 30, 2004
----------------------------------
         (Gary Brooks)


     /s/ A. Kim Campbell              Director                   March 30, 2004
----------------------------------
         (A. Kim Cambpell)


      /s/ Peter Klein                 Director                   March 30, 2004
----------------------------------
         (Peter Klein)


      /s/ Edwin Snape                 Director                   March 30, 2004
----------------------------------
         (Edwin Snape)


      /s/ Sidney Braginsky            Director                   March 30, 2004
----------------------------------
         (Sidney Barginsky)