Form 10QSB
period 2004-03-31
DIOMED HOLDINGS INC
filed 2004-05-13
CIK 1074874

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                               -------------------


                                   FORM 10-QSB
                                   -----------

                                   (MARK ONE)

           _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                                       OR

          ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE TRANSITION PERIOD FROM ____ TO ____


                        COMMISSION FILE NUMBER 000-32045


                              DIOMED HOLDINGS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                           DELAWARE                                                84-1480636
(State or other jurisdiction of incorporation or organization)        (I.R.S. Employer Identification No.)

                         1 DUNDEE PARK
                          ANDOVER, MA                                                 01810
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

AS OF APRIL 30, 2004, THERE WERE 365,160,559 SHARES OF COMMON STOCK, PAR VALUE $0.001, OUTSTANDING.

                     DIOMED HOLDINGS, INC. AND SUBSIDIARIES

                         QUARTERLY REPORT ON FORM 10-QSB
                    FOR THE THREE MONTHS ENDED MARCH 31, 2004

                                TABLE OF CONTENTS


Item Number                                                               Page Number
             Part I - Financial Information

     1       Consolidated Balance Sheets -                                    F-1
             March 31, 2004 (unaudited) and December 31, 2003

             Unaudited Consolidated Statements of Operations -                F-3
             Three Months Ended March 31, 2004 and 2003

             Unaudited Consolidated Statements of Cash Flows -                F-4
             Three Months Ended March 31, 2004 and 2003


             Notes to Consolidated Financial Statements                       F-5


     2       Management's Discussion and Analysis or Plan of Operation         1

     3       Controls and Procedures                                           11

             Part II - Other Information                                       11
             ---------------------------

     1       Legal Proceedings                                                 11

     2       Changes in Securities                                             12

     6       Exhibits and Reports on Form 8-K                                  17

             Signatures                                                        18

                                       (i)

DIOMED HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

                                                         March 31, 2004   December 31, 2003
                                                          (Unaudited)
                                                          -----------       -----------
                 ASSETS
Current Assets:
      Cash and cash equivalents                           $ 8,314,720       $13,398,075
      Accounts receivable, net of
         allowance for doubtful accounts
         of $220,000 and $209,000 at March 31,
         2004 and December 31, 2003, respectively           2,048,349         1,437,238
      Inventories                                           2,264,365         1,892,241
      Prepaid expenses and other current assets               892,937           449,625
                                                          -----------       -----------
            Total current assets                           13,520,371        17,177,179
                                                          -----------       -----------
Property and Equipment:
      Office equipment, furniture and
         fixtures                                           1,547,654         1,429,409
      Manufacturing equipment                                 930,330           893,335
      Leasehold improvements                                  754,282           731,408
                                                          -----------       -----------
                                                            3,232,266         3,054,152
      Less--Accumulated depreciation and
         amortization                                       2,478,466         2,306,424
                                                          -----------       -----------
                                                              753,800           747,728

Intangible Manufacturing Asset, net of accumulated            318,922           367,991
   amortization of $662,000 and $613,000 at March 31,
   2004 and December 31, 2003, respectively

Intangible EVLT Technology Asset, net of accumulated        4,530,790         4,604,262
   amortization of $171,000 and $98,000 at March 31,
   2004 and December 31, 2003, respectively

                                                          -----------       -----------
   Total intangible assets, net                             4,849,712         4,972,253


Other Assets                                                  188,658           183,756

                                                          -----------       -----------
                                                          $19,312,541       $23,080,916
                                                          ===========       ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                           March 31, 2003    December 31, 2003
                                                             (unaudited)
                                                           --------------    -----------------
Current Liabilities:
      Bank loan                                             $         --      $    261,676
      Promissory notes                                                --           936,000
      Accounts payable                                         1,956,062         1,497,541
      Accrued expenses and other                               1,481,263         1,852,480
      Deferred revenue                                           109,383            56,802
      Current maturities of EVLT technology payable
         ($1,000,000 face value, net of $35,609 debt
          discount at March 31, 2004 and
          December 31, 2003                                      964,391           964,391
                                                            ------------      ------------
            Total current liabilities                          4,511,099         5,568,890
                                                            ------------      ------------

EVLT Technology Payable, less current maturities
         ($1,000,000 face value, net of $143,224 debt
          discount at March 31, 2004 and $1,250,000
          face value, net of $173,832 debt discount
          at December 31, 2003)                                  856,776         1,076,168

                                                            ------------      ------------
      Total liabilities                                        5,367,875         6,645,058
                                                            ------------      ------------

Stockholders' Equity:

  Preferred stock, $0.001 par value
    Authorized--20,000,000 shares
    Issued and outstanding - none

  Common stock, $0.001 par value
    Authorized--500,000,000 shares;
    Issued and outstanding--335,339,407 and 328,227,796
      shares at March 31, 2004 and December 31, 2003,            335,341           328,229
      respectively

  Additional paid-in capital                                  75,127,899        75,267,269
  Cumulative translation adjustment                              124,503           175,278
  Accumulated deficit                                        (61,643,077)      (59,334,918)
                                                            ------------      ------------
  Total stockholders' equity                                  13,944,666        16,435,858
                                                            ------------      ------------
                                                            $ 19,312,541      $ 23,080,916
                                                            ============      ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

DIOMED HOLDINGS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

                                             Three Months Ended March 31,
                                           --------------------------------
                                                2004               2003
                                           -------------      -------------
Revenues                                   $   2,949,597      $   2,123,810
Cost of Revenues                               1,944,370          1,399,459
                                           -------------      -------------
Gross profit                                   1,005,227            724,351
                                           -------------      -------------
Operating Expenses:
   Research and development                      296,154            188,093

   Selling and marketing                       1,605,962          1,143,214

   General and administrative                  1,399,265            800,749
                                           -------------      -------------
Total operating expenses                       3,301,381          2,132,056

                                           -------------      -------------
Loss from operations                          (2,296,154)        (1,407,705)

Interest Expense, non-cash                            --            520,000

Interest Expense, cash-based                      12,005             69,373
                                           -------------      -------------
Total interest expense                            12,005            589,373

                                           -------------      -------------
Net loss                                   $  (2,308,159)     $  (1,997,078)
                                           =============      =============
Net loss per share:
  Basic and diluted net loss per share
  applicable to common stockholders                (0.01)     $       (0.13)

                                           =============      =============
  Basic and diluted weighted average
  common Shares outstanding                  328,869,238         15,959,381
                                           =============      =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

DIOMED HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                     Three Months Ended March 31,
                                                    ------------------------------
                                                        2004              2003
                                                    ------------      ------------
Cash Flows from Operating Activities:
      Net loss                                      $ (2,308,159)     $ (1,997,078)
      Adjustments to reconcile net loss
      to net cash used in operating activities:

         Depreciation and amortization                   204,290           143,496

         Non-cash interest expense on
            related party debt                                --           520,000
         Issuance of stock options
            to third party                                62,231             8,600
         Changes in operating assets
            and liabilities:
            Accounts receivable                         (611,111)          (20,453)
            Inventories                                 (372,124)          228,400
            Prepaid expenses
              and other current assets                  (443,312)         (577,563)
            Deposits                                          --           117,979
            Accounts payable                             458,522            16,785
            Accrued expenses                            (315,581)         (163,228)
                                                    ------------      ------------

Net cash used in operating activities                 (3,325,244)       (1,723,062)
                                                    ------------      ------------
Cash Flows from Investing Activities:
         Purchases of property and equipment            (116,884)          (69,859)
                                                    ------------      ------------
Net cash used in investing activities                   (116,884)          (69,859)
                                                    ------------      ------------
Cash Flows from Financing Activities:
         Payments on promissory notes                   (936,000)           (5,746)
         Net payments on bank borrowings                (261,676)          (66,707)
         Payment on EVLT(R)purchase obligation          (219,391)               --
         Costs of equity financing                      (194,489)               --
         Payments on capital lease obligations            (5,636)           (9,405)
                                                    ------------      ------------

Net cash used in financing activities                 (1,617,192)          (81,858)
                                                    ------------      ------------
Effect of Exchange Rate Changes                          (24,035)          157,326
                                                    ------------      ------------
Net Decrease in Cash and Cash Equivalents             (5,083,355)       (1,717,453)

Cash and Cash Equivalents, beginning of period        13,398,075         1,848,646
                                                    ------------      ------------
Cash and Cash Equivalents,
 end of period                                      $  8,314,720      $    131,193
                                                    ============      ============
Supplemental Disclosure of
   Cash Flow Information:
      Cash paid for interest                        $        148      $     25,438
                                                    ============      ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)

(1)   OPERATIONS

      Diomed Holdings, Inc. ("Diomed" or "the Company") develops and commercializes minimally invasive medical procedures that employ its laser technologies and associated disposable products. Using its proprietary technology, including its exclusive rights to U.S. Patent No. 6,398,777, the Company currently focuses on endovenous laser treatment (EVLT(R)) of varicose veins. The Company also develops and markets lasers and disposable products for photodynamic therapy (PDT) cancer procedures and products for other clinical applications, including dental and general surgical procedures.

      In developing and marketing its clinical solutions, the Company uses proprietary technology and aims to secure strong commercial advantages over competitors by gaining governmental approvals in advance of others and obtaining exclusive commercial arrangements. To optimize revenues, Diomed focuses on clinical procedures that generate revenues from both capital equipment and disposable products, such as procedure kits and optical fibers.

      Diomed's high power semiconductor diode lasers combine clinical efficacy, operational efficiency and cost effectiveness in a versatile, compact, lightweight, easy-to-use and easy-to-maintain system. Along with lasers and single-use procedure kits for EVLT(R), the Company provides its customers with state of the art physician training and practice development support. The EVLT(R) procedure and the Company's related products were cleared by the United States FDA in January of 2002.

(2)   BASIS OF PRESENTATION

      In the opinion of management, these unaudited consolidated financial statements contain all adjustments considered normal and recurring and necessary for their fair presentation. Interim results are not necessarily indicative of results to be expected for the year. These interim financial statements have been prepared in accordance with the instructions for Form 10-QSB, and therefore, do not include all information and footnotes necessary for a complete presentation of operations, financial position, and cash flows of the Company in conformity with accounting principles generally accepted in the United States. The Company filed with the Securities and Exchange Commission on March 30, 2004, audited consolidated financial statements for the year ended December 31, 2003, and included information and footnotes necessary for such presentation. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2003.

(3)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Our Annual Report on Form 10-KSB for the year ended December 31, 2003 includes a comprehensive summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. The application of these policies has a significant impact on our reported results. In addition, the application of some of these policies depends on management's judgment, with financial reporting results relying on estimations and assumptions about the effect of matters that are inherently uncertain. For all of these policies, management cautions that future events rarely develop exactly as forecast and the best estimates routinely require adjustment.

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)
      (a)   INVENTORIES

      Inventories are valued at the lower of cost (first-in, first-out) or market. Work-in-progress and finished goods consist of materials, labor and manufacturing overhead. Inventories consist of the following:

                            March 31, 2004      December 31, 2003

Raw materials                 $  921,629           $  856,886
Work-in-progress                 628,360              456,934
Finished goods                   714,376              578,421
                              ----------           ----------
                              $2,264,365           $1,892,241
                              ==========           ==========


      (b)   ACCOUNTING FOR STOCK-BASED COMPENSATION

      The Company accounts for its employee stock-based compensation plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees utilizing the intrinsic value method. Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the fair market price of the Company's stock at the date of the fixed grant over the amount an employee must pay to acquire the stock. SFAS No. 123, Accounting for Stock-Based Compensation as amended by SFAS No. 148, establishes a fair value-based method of accounting for stock-based compensation plans. The Company has adopted the disclosure only alternative under SFAS No. 123, with respect to its employee stock compensation plan, which requires disclosure of the pro forma effects on net loss and loss per share as if SFAS No. 123 had been adopted as well as certain other information.

                                                               Three-Months Ended March 31,
                                                                   2004            2003
                                                               -----------      -----------
Net (loss) as reported:                                        ($2,308,159)     ($1,997,078)
      Add : Stock-based employee compensation
       expense included in reported net (loss), net of tax           - 0 -            - 0 -
      Deduct : total stock-based employee compensation;
       expense determined under the fair value-based
       method for all awards, net of tax                          (247,125)         (69,609)
                                                               -----------      -----------
Pro forma net (loss)                                           ($2,555,284)     ($2,066,687)
                                                               ===========      ===========
Earnings per share:
      Basic and diluted - as reported                                (0.01)           (0.13)
                                                               ===========      ===========
      Basic and diluted - pro forma                                  (0.01)           (0.13)
                                                               ===========      ===========

      (c)   COMPREHENSIVE INCOME

      SFAS No. 130, Reporting Comprehensive Income, requires disclosure of all components of comprehensive income (loss). Comprehensive income is defined as the change in stockholders' equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For all

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)

periods presented, comprehensive loss consists of the Company's net loss and changes in cumulative translation adjustment account. Comprehensive net loss for all periods presented is as follows:

                                            Three Months Ended March 31,
                                                2004             2003
                                            -----------      -----------
Net loss                                    $(2,308,159)     $(1,997,078)
Foreign currency translation adjustment         (50,775)        (171,793)

                                            -----------      -----------

Comprehensive loss                          $(2,358,934)     $(2,168,871)
                                            ===========      ===========

      (d)   NET LOSS PER SHARE

      Net loss per share is computed based on the guidance of SFAS No. 128, Earnings per Share. SFAS No. 128 requires companies to report both basic loss per share, which is based on the weighted average number of common shares outstanding, and diluted loss per share, which is based on the weighted average number of common shares outstanding and the weighted average dilutive potential common shares outstanding using the treasury stock method. As a result of the losses incurred by the Company for the three-month periods ended March 31, 2004 and 2003, respectively, all potential common shares were antidilutive and were excluded from the diluted net loss per share calculations. The following table summarizes securities outstanding as of each of the three-month periods, which were not included in the calculation of diluted net loss per share since their inclusion would be antidilutive.

                                            Three Months Ended March 31,
                                               2004            2003
                                            ----------      ---------

Common Stock Options                        24,989,758      2,321,478
                                            ==========     ==========

Common Stock Warrants                       22,195,895      8,445,257
                                            ==========     ==========

Convertible Debt                                 - 0 -     14,705,882
                                            ==========     ==========

(4)   LINE OF CREDIT ARRANGEMENT

      Diomed, Ltd., the Company's United Kingdom-based subsidiary, utilizes a line of credit with Barclays Bank, limited to the lesser of (pound)350,000 ($644,000 at March 31, 2004) or 80% of eligible accounts receivable. The credit line bears interest at a rate of 3% above Barclays base rate (4.00% at March 31, 2004) and borrowings are due upon collection of receivables from customers. As security interest, Barclay's Bank has a lien on all of the assets of Diomed Ltd., excluding certain intellectual property. As of March 31, 2004, the Company is not currently utilizing this borrowing capacity.

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)

(5)   STOCK OPTIONS

      (a) In November 2003, the Company's stockholders approved the 2003 Omnibus Plan, under which the Company reserved 40,000,000 shares of common stock for future issuance. The 2003 Omnibus Plan provides for grants or awards of stock options, restricted stock awards, restricted stock units, performance grants, stock awards, and stock appreciation rights. Only present and future employees and outside directors and consultants are eligible to receive incentive awards under the 2003 Omnibus Plan.

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

      As of March 31, 2004, 17,497,696 options and other incentive stock awards were available for future grants under the 2003 Omnibus Plans. In addition, 621,667 options were available under the 1998 Plan and 247,258 options were available under the 2001 Plan as of March 31, 2004. We anticipate that future stock options will only be granted under the 2003 Omnibus Plan.

A summary of stock option activity is as follows:

                                   Range of        Number of    Weighted Average
                                Exercise Price      Shares       Exercise  Price
                                 -----------      -----------      -----------
Outstanding, December 31,
  2003                           $ 0.08-8.23        5,558,575      $      0.97
      Granted                      0.20-0.27       19,688,970             0.20
      Forfeited                    0.20-5.52         (257,787)            0.74
                                 -----------      -----------      -----------
Outstanding, March 31, 2004      $ 0.08-8.23       24,989,758      $      0.37
                                 ===========      ===========      ===========

Exercisable, March 31, 2004      $ 0.08-8.23        3,356,905      $      1.30
                                 ===========      ===========      ===========

The following table summarizes currently outstanding and exercisable options as of March 31, 2004.

                    OUTSTANDING                              EXERCISABLE
 ------------------------------------------------      -----------------------
                                         WEIGHTED                     WEIGHTED
                                         AVERAGE                      AVERAGE
 EXERCISE                     REMAINING  EXERCISE                     EXERCISE
  PRICE           SHARES        LIFE*     PRICE           SHARES        PRICE
$0.08-2.00      24,339,086       9.7     $   0.24       2,736,754     $   0.42
 2.25-3.54         239,472       3.3         2.89         221,451         2.94
 4.00-6.56         395,200       2.8         6.33         382,700         6.40
 8.05-8.23          16,000       1.9         8.23          16,000         8.23
                ----------               --------      ----------     --------
                24,989,758               $   0.37       3,356,905     $   1.30
               ===========               ========       =========     ========

* Weighted average remaining contractual life (in years)

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)

      (b) In the first quarter of 2004, the Company granted 501,470 options to purchase shares of Common Stock at exercise prices in the range of $0.20 per share to $0.27 per share to two consultants and a third party service provider for services performed. The Company recorded the fair value of such options, based on the Black-Scholes option pricing model, as stock-based compensation expense totaling $62,200 in the statement of operations for the three-month period ended March 31, 2004.

      (c) A summary of warrant activity is as follows:

                                                                   WEIGHTED        WEIGHTED
                                                                   AVERAGE     AVERAGE REMAINING
                                    RANGE OF        NUMBER OF      EXERCISE     CONTRACTUAL LIFE
                                 EXERCISE PRICE      SHARES          PRICE          (IN YEARS)
                                  ------------     -----------    ------------     -----------
Outstanding,December 31, 2003     $0.001-$3.50      29,920,930      $   0.08          4.9

Exercised by Placement Agent              0.001     (7,715,035)           --           --

Forfeited                                 2.00         (10,000)         2.00           --
                                  ------------     -----------      --------          ----
Outstanding,March 31, 2004        $0.001-$3.50      22,195,895         $0.10          4.6
                                  ============     ===========      ========          ====


Exercisable, March 31, 2004       $0.001-3.50       22,195,895      $   0.10          4.6
                                  ============     ===========      ========          ====

(6)   SEGMENT REPORTING

      The Company's reportable segments are determined by product type: laser systems and fibers, accessories and service. The Board of Directors evaluates segment performance based on revenue. Accordingly, all expenses are considered corporate level activities and are not allocated to segments. Also, the Board of Directors does not assign assets to its segments. This table presents revenues by reportable segment:

                                              Three-Month Period Ended March 31,

                                                     2004            2003
                                                  ----------     ----------
      Laser systems                               $1,803,514     $1,405,744
      Fibers, accessories and service              1,146,083        718,066
                                                  ----------     ----------
      Total                                       $2,949,597     $2,123,810
                                                  ==========     ==========

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)

The following table represents percentage of revenues and long-lived assets by geographic destination:

                             % of Revenue                          Long-lived Assets
                   ----------------------------------   ----------------------------------
                   Three-Month Period Ended March 31,         March 31,    December 31,
                         2004            2003                   2004          2003
                      ----------      ----------            ----------     ----------
     North America            62%             61%           $5,151,989     $5,300,029

     Asia/Pacific             25%             26%                   --             --

     Europe                   10%             11%              640,181        603,708
     Other                     3%              2%                   --             --
                      ----------      ----------            ----------     ----------

     Total                   100%            100%           $5,792,170     $5,903,737
                      ==========      ==========            ==========     ==========

(7)   SUBSEQUENT EVENT - COMPLETION OF TARGETED OFFERING TO STOCKHOLDERS

      On April 20, 2004, The Company announced that it had successfully completed its offering to those persons who held shares of its common stock on August 29, 2003, raising approximately $3.0 million in additional equity financing. The offering, for 29,711,749 shares of the Company's common stock at $0.10 per share, allowed stockholders as of August 29, 2003 to purchase one share of the Company's common stock for each share of common stock held at that time. The offering also included an "over-subscription right" which allowed stockholders to purchase additional shares to the extent the "basic rights" were not fully subscribed. Because the offering was oversubscribed, the full 29,711,749 shares were issued.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

      In this Quarterly Report, the terms "Company" and "Diomed Holdings" both refer to Diomed Holdings, Inc. The term "Diomed" refers to the Company's principal subsidiary, Diomed, Inc. and its consolidated subsidiaries. We use the terms "we," "our" and "us" when we do not need to distinguish among these entities or their predecessors, or when any distinction is clear from the context.

      This section contains forward-looking statements, which involve known and unknown risks and uncertainties. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as "may," "will," "should," "potential," "expects," "anticipates," "intends," "plans," "believes" and similar expressions. These statements are based on our current beliefs, expectations and assumptions and are subject to a number of risks and uncertainties. Our actual results could differ materially from those discussed in these statements. Our Annual Report on Form SEC 10-KSB/A (the "Annual Report") contains a discussion of certain of the risks and uncertainties that affect our business. We refer you to the "Risk Factors" on pages 19 through 32 of the Annual Report for a discussion of certain risks, including those relating to our business as a medical device company without a significant operating record and with operating losses, our risks relating to the commercialization of our current and future products and applications, and risks relating to our common stock and its market value.

      In view of our relatively limited operating history, we have limited experience forecasting our revenues and operating costs. Therefore, we believe that period-to-period comparisons of financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. To date, the Company has incurred substantial costs to create our products. As of March 31, 2004, we had an accumulated deficit of approximately $61,643,000, including $15,899,000 in non-cash interest expense. We may continue to incur operating losses due to spending on research and development programs, clinical trials, regulatory activities, and sales, marketing and administrative activities. This spending may not correspond with any meaningful increases in revenues in the near term, if at all. As such, these costs may result in losses until such time as the Company generates sufficient revenue to offset such costs.

      The  following   discussion   should  be  read  in  conjunction  with  the
Consolidated Financial Statements and Notes set forth above in this Quarterly Report and the Annual Report.

(1)   OVERVIEW

      Diomed Holdings, Inc. ("Diomed" or "the Company") develops and commercializes minimally invasive medical procedures that employ its laser technologies and associated disposable products. Using its proprietary technology, including its exclusive rights to U.S. Patent No. 6,398,777, the Company currently focuses on endovenous laser treatment (EVLT(R)) of varicose veins. The Company also develops and markets lasers and disposable products for photodynamic therapy (PDT) cancer procedures and products for other clinical applications, including dental and general surgical procedures.

      In developing and marketing its clinical solutions, the Company uses proprietary technology and aims to secure strong commercial advantages over competitors by gaining governmental approvals in advance of others and obtaining exclusive commercial arrangements. To optimize revenues, Diomed focuses on clinical procedures that generate revenues from both capital equipment and disposable products, such as procedure kits and optical fibers.

      Diomed's high power semiconductor diode lasers combine clinical efficacy, operational efficiency and cost effectiveness in a versatile, compact, lightweight, easy-to-use and easy-to-maintain system. Along with lasers and single-use procedure kits for EVLT(R), the Company provides its customers with state of the art physician training and practice development support. The EVLT(R) procedure and the Company's related products were cleared by the United States FDA in January of 2002.

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

EVLT(R) was a primary source of revenue in 2003, and will continue to be a primary source of revenue in 2004. We believe that EVLT(R) will achieve a high level of commercial acceptance due to its related short recovery period, immediate return to one's normal routine barring vigorous physical activities, reduced pain and minimal scarring, and reduced costs compared to other treatments for varicose veins. We developed our EVLT(R) product line as a complete clinical solution and marketing model, including a laser, disposable kit, clinical training and customized marketing programs, to assist office-based and hospital-based physicians in responding to the demand for treatment of varicose veins in a minimally invasive manner. We have also published a health insurance reimbursement guide to assist physicians in the reimbursement submission process. We believe that these attributes, in addition to EVLT(R)'s superior clinical trial results, favorable peer reviews, and comparatively larger and longer follow-up data reports provide EVLT(R) with a competitive advantage over competing traditional and minimally invasive varicose vein treatment products.

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

We utilize a direct sales force to market our products in the United States and a network of more than 35 distributors to market our products abroad. We increased the number of sales reps from 10 at December 31, 2003 to 17 by March 31, 2004. By the end of the second quarter we expect to reach our target of 20 sales representatives across the U.S. This represents a significant investment in sales staff, as we estimate that it takes approximately two quarters before a sales representative can deliver consistent targeted sales performance. We also added a clinical specialist to support sales efforts during the quarter and expect to add a second by the end of the second quarter. These clinical specialists assist in physician training and post-sales support, freeing the sales representatives to focus on new sales opportunities.

We have developed and maintain a website - www.EVLT.com - to assist both patients and physicians. EVLT.com provides patients with education about treatment options and benefits of EVLT(R) and provides physicians with education about the EVLT(R) procedure. At www.EVLT.com, patients can also locate the nearest physician performing EVLT(R) by inputting their city and state.

Our technology and manufacturing capability has also attracted original equipment manufacturing (OEM) partners. In a typical OEM relationship, we produce the laser and other products to the OEM's specifications, which will then be marketed under the OEM's label. As a result, sales of our products to OEM partners may fluctuate in relation to the achievement of their strategic initiatives. Our most prominent OEM relationship is with Olympus in Japan, which uses our technology for surgical and dental applications and is currently in the process of registering EVLT(R) in Japan. In addition we have a long-term partnership with Dentek Lasersystems Vertriebs GmbH, which uses our laser module for dental applications.

In 2004 we expect to continue to focus on the development and growth of EVLT(R) sales in the US while simultaneously pursuing channels for future sales worldwide, to support the development and approval of new applications for PDT products, and to continue the development of enhancements to our products in order to further improve their effectiveness and manufacturing efficiency.

(2)   RESULTS OF OPERATIONS

      THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2003

REVENUE

      Revenue for the three months ended March 31, 2004 was $2,950,000, increasing approximately $826,000, or 39%, from $2,124,000 for the same period in 2003. In the three months ended March 31, 2004, approximately $1,803,000, or 61%, of our total revenue was derived from laser sales, as compared to approximately $1,406,000, or 66%, in the same period in 2003. In the three months ended March 31, 2004, approximately $1,146,000, or 39%, of our total revenues were derived from sales of disposable fibers and kits, accessories and service, as compared to approximately $718,000, or 34%, in the same period in 2003. Revenue from the EVLT(R) product line increased 53% over the same period last year, including growth of more than 100% in disposable procedure products.

      The increase in revenue is attributable primarily to:

            o     increased penetration in the EVLT(R)market,

            o the compounding impact of the recurring revenue stream from disposable sales to both new and existing customers, and

            o the impact of new sales management, and the expansion and development of our sales team.

COST OF REVENUE AND GROSS PROFIT

Cost of revenue for the three months ended March 31, 2004 was $1,944,000, increasing approximately $545,000, or 39%, from $1,399,000 for the same period in 2003. Cost of revenue, as a percentage of sales, remained stable at 66% on a period-to-period basis.

The increase in cost of revenue in 2004 was driven by:

      - the corresponding increase in the number of lasers and disposable products sold, offset, on a percentage of sales basis, by the leverage of fixed manufacturing costs across a greater number of units,

      - new royalties and amortization of an intangible asset from the EVLT(R)patent acquisition, and

      -     the foreign exchange impact on materials.

Gross profit for the three months ended March 31, 2004 was $1,005,000, increasing approximately $281,000 from $724,000 for the same period last year. On a percent-of-sales-basis, the gross margin remained at 34%. Our prices remained stable.

OPERATING EXPENSES

         RESEARCH AND DEVELOPMENT EXPENSES for the three months ended March 31, 2004 were $296,000, increasing $108,000, or 57%, from the same period in 2003. R&D expenditures are expected to remain at an elevated level through year-end as we strive to improve the feature-function of our products and continue to reduce product costs.

         SELLING AND MARKETING EXPENSES for the three months ended March 31, 2004 were $1,606,000, increasing approximately $463,000, or 40%, over 2003. The increase was driven by a significant expansion in the size of the sales force, higher sales commissions resulting from the increased sales volume, and increased marketing expenditures in support of the sales efforts. The Company anticipates increased spending in sales and marketing programs through year-end to support the continued commercialization of EVLT(R).

      GENERAL AND ADMINISTRATIVE EXPENSES for the three months ended March 31, 2004 were $1,399,000, increasing approximately $598,000, or 75%, from the same period in 2003. The increase was driven by incremental legal fees, sales volume-based product liability insurance costs, infrastructure enhancements, and a non-cash charge for stock options granted to a third-party service provider. Legal costs included the initiation of patent litigation against both Angiodynamics and Vascular Solutions, and continuing costs of litigation against Vascular Solutions in the theft of trade secrets suit filed in the fourth quarter of 2003.

LOSS FROM OPERATIONS

      Loss from operations for the three months ended March 31, 2004 was $2,296,000, increasing approximately $888,000, or 63%, from $1,408,000 for the same period in 2003.

INTEREST EXPENSE, NET

      Interest expense for the three months ended March 31, 2004 was $12,000, compared to $589,000 for the same period in 2003. Interest expense in the three months ended March 31, 2003 included non-cash charges totaling $520,000 related to the December 2002 debt financing for the amortization of the corresponding discount and beneficial conversion feature.

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS

      Net loss applicable to common stockholders for the three months ended March 31, 2004 was $2,308,000, or $0.01 per share, compared to $1,997,000, or
$0.13 per share, for the same period in 2003. As a result of the equity financing, basic weighted average common shares outstanding increased from 16 million shares to 329 million shares for the corresponding 2003 and 2004 quarters.

(3)   LIQUIDITY, CAPITAL RESOURCES AND CAPITAL TRANSACTIONS

CASH POSITION AND CASH FLOW

      The Company has financed its operations primarily through private placements of common stock and preferred stock, and private placements of convertible notes and short-term notes and credit arrangements. In September 2003, we entered into an equity financing transaction pursuant to which we raised gross proceeds of $22,000,000 and satisfied $1,200,000 in debt we issued in the May 2003 bridge financing. Of the new cash proceeds, the Company utilized approximately $8.6 million as follows: $2,250,000 in initial payments to acquire the exclusive rights to the EVLT(R) patent, $2,132,000 to retire the December 2002 notes, $438,000 to retire short-term notes, $1,160,000 in equity financing costs, $1,141,000 in the reduction of trade payables, $150,000 in the Augenbaum settlement, and $1,329,000 in working capital from September through December.

      The Company had cash balances of approximately $8,315,000 and $13,398,000 at March 31, 2004 and December 31, 2003, respectively. At March 31, 2004, the ending cash balance reflected a $5.1 million reduction in cash during the quarter and included $2.3 million in payments not expected to recur in 2004; specifically $1.2 million in debt repayments (including the $936,000 Axcan note), $261,000 in costs related to the 2003 equity financing, and $875,000 in annual insurance premiums and other annual costs which benefit future quarters.

      Cash used in operations for the three months ended March 31, 2004 was approximately $3,325,000. This principally results from the approximate $2,300,000 loss from operations, and $875,000 in annual insurance premiums and other annual costs (primarily sales volume-based product liability insurance costs). The cash used in operations also reflects the significant expansion in the size of the sales force and external marketing initiatives in support of the commercialization of EVLT(R).

      Cash used in investing activities for the three months ended March 31, 2004 was approximately $117,000, primarily demonstration equipment and customer trial programs.

      Cash used in financing activities for the three months ended March 31, 2004 was approximately $1,617,000. This primarily includes the retirement of the promissory note to Axcan Pharma in the aggregate principal amount of $936,000, a reduction in the UK tradeline facility with Barclay's Bank ($262,000), and in legal and other fees related to the recent resale and targeted offering registration statements ($194,000). Financing activities also included a payment of $219,000 related to current maturities of the EVLT(R) technology acquisition obligation.

FUTURE AVAILABILITY OF CREDIT

As of January 2, 2004, after repayment of the promissory note held by Axcan Pharma, our assets are not subject to any liens or encumbrances other than the security under the Barclays Bank line of credit. These unencumbered assets are available as security for credit facilities we may seek in the future.

OFFERING TO STOCKHOLDERS AS OF AUGUST 29, 2003

      The terms of the equity financing contemplated that we would commence an offering of up to 29,711,749 shares of common stock to the holders of our common stock as of August 29, 2003. We filed a registration statement to register the shares to be offered to the stockholders as of August 29, 2003, and that registration statement was declared effective by the SEC on February 13, 2003.

      On April 20, 2004, The Company announced that it had successfully completed its offering to those persons who held shares of its common stock on August 29, 2003, raising the approximate $3.0 million maximum in additional equity financing. The offering, for 29,711,749 shares of the Company's common stock at $0.10 per share, allowed stockholders as of August 29, 2003 to purchase one share of the Company's common stock for each share of common stock held on August 29, 2003. The offering also included an "over-subscription right" which allowed stockholders to purchase additional shares to the extent the "basic rights" were not fully subscribed. Proceeds from the offering will be included in the second quarter 2004 balances and used to support the Company's continued growth and intellectual property strategies.

BANK LINE OF CREDIT

      Diomed, Ltd., the Company's United Kingdom-based subsidiary, utilizes a line of credit with Barclays Bank, limited to the lesser of (pound)350,000 ($644,000 at March 31, 2004) or 80% of eligible accounts receivable. The credit line bears interest at a rate of 3% above Barclays base rate (4.00% at September 30, 2003) and borrowings are due upon collection of receivables from customers. As security interest, Barclay's Bank has a lien on all of the assets of our U.K subsidiary, Diomed Ltd., excluding certain intellectual property. As of March 31, 2004, there were no amounts outstanding under this line and available future borrowing capacity of approximately $268,000.

(4)   CRITICAL ACCOUNTING POLICIES

      In the opinion of management, these unaudited consolidated financial statements contain all adjustments considered normal and recurring and necessary for their fair presentation. Interim results are not necessarily indicative of results to be expected for the year. These interim financial statements have been prepared in accordance with the instructions for Form 10-QSB, and therefore, do not include all information and footnotes necessary for a complete presentation of operations, financial position, and cash flows of the Company in conformity with accounting principles generally accepted in the United States. The Company filed with the Securities and Exchange Commission on March 30, 2004, audited consolidated financial statements for the year ended December 31, 2003, and included information and footnotes necessary for such presentation. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2003.

      Our discussion and analysis of the Company's financial condition, results of operations, and cash flows are based on the Company's consolidated financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to bad debts, inventory valuation and obsolescence, intangible assets, income taxes, warranty obligations, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

ITEM 3. CONTROLS AND PROCEDURES

      (a) Evaluation of disclosure controls and procedures.

      The Company's principal executive officer and its principal financial officer have carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a -15e and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2004 and have concluded that, as of such date, the Company's disclosure controls and procedures in place are adequate to ensure material information and other information requiring disclosure is identified and communicated on a timely basis.

      (b) Changes in internal control over financial reporting.

During the period covered by this report, there have been no significant changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.


PART II.  OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

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

On January 6, 2004,  we filed a lawsuit in the United  States  Federal  District
Court  for  the  District  of  Massachusetts  against  AngioDynamics,   Inc.,  a
subsidiary of E-Z-EM, Inc., seeking injunctive relief and damages for infringement of our US Patent Number 6,398,777 covering the endovascular laser treatment of varicose veins which we use in our EVLT(R) product line. AngioDynamics has generally denied our allegations and has sought a declaratory judgment of invalidity of the EVLT(R) patent. We are proceeding to the discovery phase of this litigation.

On April 5, 2004, we filed a lawsuit in the United States Federal District Court for the District of Massachusetts against Total Vein Solutions, LLC, seeking injunctive relief and damages for infringement of our US Patent Number 6,398,777 covering the endovascular laser treatment of varicose veins which we use in our EVLT(R) product line.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the first quarter of 2004, the Company issued options to purchase up to 19,688,970 shares of its common stock as follows:

                                            Options Granted
                                        (Expressed in Shares of
Optionee                                      Common Stock)        Exercise Price
---------------                         -----------------------    ------------------------
Board of Directors                          4,500,000              $0.20
CEO (and a director)                        6,700,000              (2,700,000 at $0.18 and
                                                                   4,000,000 at $0.20)
CFO (and a director)                        1,500,000              $0.20
Other Executive Employees                   2,800,000              $0.20
Non-Executive Employees                     3,687,500              $0.20
Service Provider                              500,000              $0.20
Two consultants                                 1,470              $0.27
                                           ----------
                                           19,688,970
                                           ==========

         The Company issued securities to the above-referenced persons in reliance upon the exemption from registration set forth under Section 4(2) of the Securities Act of 1933, as amended. Each such person agreed that neither the options nor notes, as the case may be, nor the underlying securities would be resold without registration under the Securities Act or exemption therefrom. Each such person also represented his or her intention to acquire the securities for investment only, and not with a view to the distribution thereof. Prior to making any offer or sale, Diomed had reasonable grounds to believe and believed that the purchaser was capable of evaluating the merits and risks of the investment and was able to bear the economic risk of the investment represented by the options granted.

ITEM 5. OTHER

TARGETED OFFERING

      On April 20, 2004, The Company announced that it had successfully completed its offering to those persons who held shares of its common stock on August 29, 2003, raising the approximate $3.0 million maximum in additional equity financing. The offering, for 29,711,749 shares of the Company's common stock at $0.10 per share, allowed stockholders as of August 29, 2003 to purchase one share of the Company's common stock for each share of common stock held on August 29, 2003. The offering also included an "over-subscription right" which allowed stockholders to purchase additional shares to the extent the "basic rights" were not fully subscribed. Proceeds form the offering will be included in the second quarter 2004 balances and used to support the company's continued growth and intellectual property strategies

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

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

      On January 8, 2004, the Company filed a Form 8-K in connection with its litigation against AngioDynamics, Inc., a subsidiary of E-Z-EM, Inc., for infringement of its US Patent Number 6,398,777 covering the endovascular laser treatment of varicose veins which we use in our EVLT(R) product line.

      On February 19, 2004, the Company filed a Form 8-K in connection with its announcement of the Company's results of operations for the year ended December 31, 2003.

      On March 3, 2004, the Company filed a Form 8-K in connection with the resignation of Samuel Belzberg from the board of directors on February 23, 2004 and the Company's subsequent election of Joseph Harris on February 24, 2004 to fill the corresponding vacancy on the board caused by Mr. Belzberg's resignation.

SIGNATURES

            In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                   DIOMED HOLDINGS, INC.
                                   (REGISTRANT)



                                   By:  /s/ JAMES A. WYLIE, JR.
                                   ---------------------------------------------
                                   Name:  James A. Wylie, Jr.
                                   Title: President and Chief Executive Officer, Director

                                   Date:  May 13, 2004




                                   By:  /s/ DAVID B. SWANK
                                   ---------------------------------------------
                                   Name:  David B. Swank
                                   Title: Chief Financial Officer

                                   Date:  May 13, 2004