Form 10QSB
period 2004-06-30
DIOMED HOLDINGS INC
filed 2004-08-12
CIK 1074874

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                               -------------------


                                   FORM 10-QSB
                                   -----------

                                   (MARK ONE)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

                                       OR

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE TRANSITION PERIOD FROM ____ TO ____


                        COMMISSION FILE NUMBER 000-32045


                              DIOMED HOLDINGS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                 DELAWARE                                84-1480636
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

               1 DUNDEE PARK
                ANDOVER, MA                                 01810
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

AS OF AUGUST 11, 2004, THERE WERE 14,606,422 SHARES OF COMMON STOCK, PAR VALUE $0.001, OUTSTANDING.

                     DIOMED HOLDINGS, INC. AND SUBSIDIARIES

                         QUARTERLY REPORT ON FORM 10-QSB
             FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2004


                                TABLE OF CONTENTS


                                                                           Page
Item Number                                                               Number
-----------                                                               ------

             Part I - Financial Information

     1       Condensed Consolidated Balance Sheets -                        F-1
             June 30, 2004 (unaudited) and December 31, 2003

             Unaudited Consolidated Statements of Operations -              F-3
             Three Months and Six Months Ended June 30, 2004 and 2003

             Unaudited Consolidated Statements of Cash Flows -              F-4
             Six Months Ended June 30, 2004 and 2003


             Notes to Consolidated Financial Statements                     F-6


     2       Management's Discussion and Analysis or Plan of Operation        1

     3       Controls and Procedures                                          7


             Part II - Other Information                                      8

     1       Legal Proceedings                                                8

     2       Changes in Securities                                            8

     3       Submission of Matters for a Vote of Securities Holders           9

     5       Other                                                           11

     6       Exhibits and Reports on Form 8-K                                11

             Signatures                                                      12

DIOMED HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2004 (UNAUDITED) AND DECEMBER 31, 2003

ASSETS
                                                              JUNE 30,    DECEMBER 31,
                                                                2004         2003
                                                            -----------    -----------
CURRENT ASSETS:
  Cash and Cash Equivalents                                 $ 9,182,133    $13,398,075
  Accounts Receivable, net                                    2,089,201      1,437,238
  Inventories                                                 2,115,099      1,892,241
  Prepaid Expenses and Other Current Assets                     766,640        449,625
                                                            -----------    -----------

    Total current assets                                     14,153,073     17,177,179

Property, Plant and Equipment, net                              772,369        747,728
Intangible Assets, net                                        4,727,172      4,972,253
Other Assets                                                    269,516        183,756
                                                            -----------    -----------

Total assets                                                $19,922,130    $23,080,916
                                                            ===========    ===========


  The accompanying notes are an integral part of these consolidated financial statements.

DIOMED HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2004 (UNAUDITED) AND DECEMBER 31, 2003

ASSETS
                                                              JUNE 30,    DECEMBER 31,
                                                                2004         2003
                                                            -----------    -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Bank Loan                                                 $        --    $   261,676
  Promissory Notes                                                   --        936,000
  Accounts Payable                                            2,122,186      1,497,541
  Accrued Expenses and Other                                  1,304,152      1,852,480
  Deferred Revenue                                              149,118         56,802
  EVLT Technology Payable ($1,000,000 Face Value,
   net of $121,287 and $35,609
   Debt Discount at June 30, 2004
   and December 31, 2003)                                       878,713        964,391
                                                            -----------    -----------

    Total Current Liabilities                                 4,454,169      5,568,890

EVLT Technology Payable ($750,000 Face Value, net of
   $29,029 Debt Discount at June 30, 2004 and $1,250,000
   Face Value, net of $173,832 Debt Discount
   at December at December 31, 2003.                            720,971      1,076,168
                                                            -----------    -----------
Total Liabilities                                             5,175,140      6,645,058

Stockholders' Equity                                         14,746,990     16,435,858
                                                            -----------    -----------
Total Liabilities and Stockholders' Equity                  $19,922,130    $23,080,916
                                                            ===========    ===========


  The accompanying notes are an integral part of these consolidated financial statements.

DIOMED HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                 THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                         --------------------------------       --------------------------------
                                                          JUNE 30, 2004     JUNE 30, 2003       JUNE 30, 2004      JUNE 30, 2003
                                                         --------------------------------       --------------------------------

Revenues                                                 $  3,182,706         $ 2,148,540       $  6,132,303         $ 4,272,350

Cost of Revenues                                            1,918,277           1,271,947          3,862,647           2,671,406
                                                         --------------------------------       --------------------------------

Gross Profit                                                1,264,429             876,593          2,269,656           1,600,944
                                                         --------------------------------       --------------------------------

Operating Expenses:
   Research and Development                                   373,449             198,693            669,603             386,786
   Selling and Marketing                                    1,551,536             878,764          3,157,498           2,021,978
   General and Administrative                               1,409,382             980,968          2,808,647           1,781,717
                                                         --------------------------------       --------------------------------

      Total Operating Expenses                              3,334,367           2,058,425          6,635,748           4,190,481
                                                         --------------------------------       --------------------------------

      Loss from Operations                                 (2,069,938)         (1,181,832)        (4,366,092)         (2,589,537)
                                                         --------------------------------       --------------------------------

Interest Expense, Non-cash                                         --             426,386                 --             946,386
Interest Expense, Cash-based                                    9,756             152,973             21,761             222,346
                                                         --------------------------------       --------------------------------
             Total Interest Expense                             9,756             579,359             21,761           1,168,732
                                                         --------------------------------       --------------------------------

         Net Loss Applicable to Common Stockholders      $ (2,079,694)        $(1,761,191)      $ (4,387,853)        $(3,758,269)
                                                         ================================       ================================


Basic and Diluted Net Loss per Share Applicable to
Common Stockholders                                      $      (0.14)        $     (1.48)      $      (0.31)        $     (4.11)
                                                         ================================       ================================
Basic and Diluted Weighted Average Common Shares
Outstanding *                                              14,366,540           1,188,470         14,237,137             914,942
                                                         ================================       ================================

* All amounts reflect the reverse stock split on a retroactive basis.

  The accompanying notes are an integral part of these consolidated financial statements.

DIOMED HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                      Six Months Ended June 30,
                                                                -----------------------------------
                                                                     2004                    2003
                                                                ------------            -----------

Cash Flows from Operating Activities:
         Net loss                                               $ (4,387,853)           $(3,758,269)
         Adjustments to reconcile net loss
         to net cash used in operating activities:
                Depreciation and amortization                        464,907                283,912

                Non-cash interest expense on
                      related party debt                                  --                937,849
                Non-cash interest expense on
                      EVLT(R)purchase obligation                      59,125                     --
                Issuance of stock options
                      to third party                                  62,231                  8,600
                Changes in operating assets
                      and liabilities:
                      Accounts receivable                           (651,963)                47,978
                      Inventories                                   (222,858)               269,449
                      Prepaid expenses
                           and other current assets                 (317,014)              (435,300)
                      Deposits                                       (85,762)               242,928
                      Accounts payable                               624,646                 49,664
                      Accrued expenses
                           and deferred revenue                     (444,274)                45,865
                                                                ------------            -----------

Net cash used in operating activities                             (4,898,815)            (2,307,324)
                                                                ------------            -----------

Cash Flows from Investing Activities:
                Purchases of property and equipment                 (256,867)              (185,130)
                                                                ------------            -----------

Net cash used in investing activities                               (256,867)              (185,130)
                                                                ------------            -----------


  The accompanying notes are an integral part of these consolidated financial statements.

DIOMED HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                      Six Months Ended June 30,
                                                                -----------------------------------
                                                                     2004                    2003
                                                                ------------            -----------

Cash Flows from Financing Activities:
                Payment on promissory notes                         (936,000)                (7,454)
                Net payments on bank borrowings                     (261,676)              (161,411)
                Payment on EVLT(R)purchase obligation               (500,000)                    --
                Increase in deferred financing costs                      --                (51,100)
                Increase in deferred offering costs                       --               (198,682)
                Proceeds from redeemable debt                             --              1,100,000
                Net Proceeds from Equity Financing                 2,723,620                     --
                Payments on capital lease obligations                (11,739)               (16,757)
                                                                ------------            -----------

Net cash provided by financing activities                          1,014,205                664,596
                                                                ------------            -----------

Effect of Exchange Rate Changes                                      (74,465)               228,653
                                                                ------------            -----------

Net Decrease in Cash and Cash Equivalents                         (4,215,942)            (1,599,205)

Cash and Cash Equivalents, beginning of period                    13,398,075              1,848,646
                                                                ------------            -----------

Cash and Cash Equivalents, end of period                        $  9,182,133            $   249,441
                                                                ============            ===========

Supplemental Disclosure of Cash Flow Information:
         Cash paid for interest                                 $         --            $    40,843
                                                                ============            ===========

Value ascribed to debt discount related
         to redeemable debt                                                             $   240,000
                                                                                        ===========

Value ascribed to debt discount related
         to debt                                                                        $ 2,000,000
                                                                                        ===========


  The accompanying notes are an integral part of these consolidated financial statements.

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

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

         In  developing  and  marketing its clinical solutions, the Company uses proprietary  technology  and aims to secure strong  commercial  advantages  over competitors by gaining governmental approvals in advance of others, by developing and offering innovative practice enhancement programs including physician training and promotional materials, and obtaining exclusive commercial arrangements. To optimize revenues, Diomed focuses on clinical procedures that generate revenues from both capital equipment and disposable products, such as procedure kits and optical fibers.

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

(2)      BASIS OF PRESENTATION

         In the opinion of management, these unaudited consolidated financial statements contain all adjustments considered normal and recurring and necessary for their fair presentation. Interim results are not necessarily indicative of results to be expected for the year. These interim financial statements have been prepared in accordance with the instructions for Form 10-QSB, and therefore, do not include all information and footnotes necessary for a complete presentation of operations, financial position, and cash flows of the Company in conformity with accounting principles generally accepted in the United States.
The Company filed with the Securities and Exchange Commission its 2003 annual report on Form 10-KSB on March 30, 2004, which included audited consolidated financial statements for the year ended December 31, 2003, and included information and footnotes necessary for such presentation. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our annual report on Form 10-KSB for the year ended December 31, 2003.

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

          (a)     REVERSE STOCK SPLIT

         On June 16, 2004, we announced that the Board of Directors approved a one-for-twenty-five reverse stock split of our common stock to be effective on June 17, 2004. The Board of Directors had been granted authority to implement a one-for-twenty-five reverse stock split and reduce the authorized shares to 50 million at the Board's discretion by affirmative vote of the Company's Common Stockholders at the Company's 2004 Annual Meeting of Stockholders held on June 15, 2004. All amounts within the accompanying consolidated financial statements and footnotes reflect the reverse stock split on a retroactive basis. Additionally, the Company reduced the number of authorized shares of common stock from 500 million to 50 million shares.

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

          (b)     INVENTORIES

          Inventories are valued at the lower of cost (first-in, first-out) or market. Work-in-progress and finished goods consist of materials, labor and manufacturing overhead. Inventories consist of the following:

                                                June 30,           December 31,
                                                 2004                 2003
                                               ----------          ----------
           Raw Materials                       $  813,724          $  856,886
           Work-in-Process                        584,115             456,934
           Finished Goods                         717,260             578,421
                                               ----------          ----------
                                               $2,115,099          $1,892,241
                                               ==========          ==========


          (c)     ACCOUNTING FOR STOCK-BASED COMPENSATION

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

                                                                  Three-Months    Three-Months      Six Months       Six Months
                                                                     Ended           Ended            Ended             Ended
                                                                 June 30, 2004    June 30, 2003    June 30, 2004    June 30, 2003
                                                                   ----------       ----------       ----------       ----------
Net loss as reported:                                             $(2,079,694)     $(1,761,191)     $(4,387,853)     $(3,758,269)
Add : Stock-based employee compensation
           expense included in reported net loss, net of tax               --               --               --               --
Deduct : total stock-based employee compensation;
              expense determined under the fair value-based
              method for all awards, net of tax                      (242,131)         (71,060)        (489,256)        (140,669)
                                                                  -----------      -----------       ----------      -----------
   Pro forma net loss                                             $(2,321,825)     $(1,832,251)     $(4,877,109)     $(3,898,938)
                                                                  ===========      ===========      ===========      ===========
   Loss per share:
             Basic and diluted - as reported                      $     (0.14)     $     (1.48)     $     (0.31)     $     (4.11)
                                                                  ===========      ===========      ===========      ===========
             Basic and diluted - pro forma                        $     (0.16)     $     (1.54)     $     (0.34)     $     (4.26)
                                                                  ===========      ===========      ===========      ===========


          (d)      COMPREHENSIVE INCOME

          SFAS No. 130, Reporting Comprehensive Income, requires disclosure of all components of comprehensive income (loss). Comprehensive income is defined as the change in stockholders' equity of a business enterprise during a period

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

from transactions and other events and circumstances from non-owner sources. For all periods presented, comprehensive loss consists of the Company's net loss and changes in the cumulative translation adjustment account. Comprehensive net loss for all periods presented is as follows:

                                                Three Months Ended June 30,         Six Months Ended June 30,
                                             --------------------------------   -------------------------------
                                               2004               2003              2004               2003
                                             -----------       -----------       -----------       -----------
Net loss                                     $(2,079,694)      $(1,761,191)      $(4,387,853)      $(3,758,269)
Foreign currency translation adjustment          (36,112)           21,423           (86,868)         (150,370)
                                             -----------       -----------       -----------       -----------

Comprehensive loss                           $(2,115,806)      $(1,739,768)      $(4,474,721)      $(3,908,639)
                                             ===========       ===========       ===========       ===========

          (e)      NET LOSS PER SHARE

          Net loss per share is computed based on the guidance of SFAS No. 128, Earnings per Share. SFAS No. 128 requires companies to report both basic loss per share, which is based on the weighted average number of common shares outstanding, and diluted loss per share, which is based on the weighted average number of common shares outstanding and the weighted average dilutive potential common shares outstanding using the treasury stock method. As a result of the losses incurred by the Company for the three-month and six-month periods ended June 30, 2004 and 2003, respectively, all potential common shares were antidilutive and were excluded from the diluted net loss per share calculations. The following table summarizes securities outstanding as of each of the three-month and six month periods, which were not included in the calculation of diluted net loss per share since their inclusion would be antidilutive.

                          Three Months Ended June 30,    Six Months Ended June 30,
                           -------------------------     -------------------------
                             2004             2003         2004             2003
                           ---------     ----------      ---------    -----------
Common Stock Options       1,024,917     $  100,758      1,024,917    $   100,758
                           =========     ==========      =========    ===========

Common Stock Warrants        882,625          4,877        882,625          4,877
                           =========     ==========      =========    ===========

Convertible Debt                  --      2,619,048             --      2,619,048
                           =========     ==========      =========    ===========

(4)      LINE OF CREDIT ARRANGEMENTS

          Diomed, Ltd., the Company's United Kingdom-based subsidiary, utilizes a line of credit with Barclays Bank, limited to the lesser of (GBP)150,000 ($272,000 at June 30, 2004) or 80% of eligible accounts receivable. The credit line bears interest at a rate of 3% above Barclays base rate (4.5% at June 30, 2004) and borrowings are due upon collection of receivables from customers. As security interest, Barclay's Bank has a lien on all of the assets of Diomed Ltd., excluding certain intellectual property. As of June 30, 2004, there were no amounts outstanding under this line of credit.

          On June 8, 2004, the Company entered into a line of credit facility with Silicon Valley Bank for $2,500,000, limited to 80% of domestic accounts receivable and 50% of eligible inventory balances, as defined. The credit line bears interest at a

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

rate of prime plus one percent (5.25% at June 30, 2004). The credit line is secured by the assets of Diomed Inc., excluding certain intellectual property, and is subject to financial covenants including tangible net worth and liquidity. At June 30, 2004, there were no amounts outstanding under this line of credit and the Company was in compliance with the bank covenants.

(5)      STOCK OPTIONS

          (a) In November 2003, the Company's stockholders approved the 2003 Omnibus Plan, under which the Company reserved 1,600,000 shares of common stock for future issuance. The 2003 Omnibus Plan provides for grants or awards of stock options, restricted stock awards, restricted stock units, performance grants, stock awards, and stock appreciation rights. Only present and future employees and outside directors and consultants are eligible to receive incentive awards under the 2003 Omnibus Plan.

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

          As of June 30, 2004, 671,996 options and other incentive stock awards were available for future grants under the 2003 Omnibus Plan. In addition, 25,065 options were available under the 1998 Plan and 12,178 options were available under the 2001 Plan as of June 30, 2004. We anticipate that future stock options will only be granted under the 2003 Omnibus Plan.

A summary of stock option activity is as follows:

                                 Range of Exercise                       Weighted Average
                                       Price         Number of Shares     Exercise Price
                                 --------------------------------------------------------
Outstanding, December 31, 2003    $2.00 - $205.75         222,343             $ 24.13

        Granted                    2.50 -    6.75         846,971                4.74
        Forfeited                  5.00 -  138.00         (44,397)              10.95
                                 --------------------------------------------------------

Outstanding, June 30, 2004        $2.00 - $205.75       1,024,917             $  8.80
                                 ========================================================

Exercisable June 30, 2004         $2.00 - $205.75         180,561             $ 25.10
                                 ========================================================

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

The following table summarizes currently outstanding and exercisable options as of June 30, 2004.

                                                     OUTSTANDING                                   EXERCISABLE
                                      -------------------------------------------      -------------------------------------
                                                                 Weighted Average                            Weighted Average
Exercise Price              Shares       Remaining Life*           Exerise Price             Shares           Exercise Price
--------------              ------       ---------------         ----------------            ------          ----------------
 $2.00 - $50.00             1,000,123         9.80                        $ 5.79             157,124                $  8.88
 56.25 - 88.50                  7,146         2.55                         65.23               6,305                  66.43
100.00 - 164.00                17,008         3.24                        153.83              16,492                 155.37
$201.25 - $205.75                 640         1.66                        205.75                 640                 205.75
                        --------------                     ----------------------      -------------------------------------
                            1,024,917                                     $ 8.80             180,561                $ 25.10
                        ==============                     ======================      =====================================

     * Weighted average remaining contractual life (in years).

          (b) In the first quarter of 2004, the Company granted 20,059 options to purchase shares of Common Stock at exercise prices in the range of $5.00 per share to $6.75 per share to two consultants and a third party service provider for services performed. The Company recorded the fair value of such options, based on the Black-Scholes option pricing model, as stock-based compensation expense totaling $62,231 in the statement of operations for the six-month period ended June 30, 2004.

          (c) A summary of warrant activity is as follows:

                                                                                                            Weighted Averge
                                             Range of Exercise                         Weighted Average   Remaining Contractual
                                                  Price            Number of Shares     Exercise Price       Life (In Years)
                                           ----------------------------------------------------------------------------------
Outstanding, December 31, 2003                $0.025 - $87.50         1,196,838              $ 2.00                     4.9

        Exercised by former Placement Agent    0.025 -   2.50          (313,813)               0.03                      --
        Forfeited due to expiration                     50.00              (400)              50.00                      --
                                           ---------------------------------------------------------------------------------

Outstanding, June 30, 2004                    $0.025 - $87.50           882,625              $ 2.50                     4.6
                                           =================================================================================

Exercisable June 30, 2004                     $0.025 - $87.50           882,625              $ 2.50                     4.6
                                           =================================================================================

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

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

                                       Three Months Ended June 30,       Six Months Ended June 30,
                                      ---------------------------       --------------------------
                                        2004              2003            2004              2003
                                      ----------       ----------       ----------      ----------
Laser systems                         $1,855,356       $1,295,953       $3,658,871      $2,701,697
Fibers, accessories, and service       1,327,350          852,587        2,473,432       1,570,653
                                      ----------       ----------       ----------      ----------
Total                                 $3,182,706       $2,148,540       $6,132,303      $4,272,350
                                      ==========       ==========       ==========      ==========

The following table represents percentage of revenues and long-lived assets by geographic destination:

                                              % of Revenue                   Long-lived Assets
                                      ---------------------------       --------------------------
                                        Six Months Ended June 30,
                                      ---------------------------         June 30,    December 31,
                                        2004              2003             2004            2003
                                      ----------       ----------       ----------      ----------
North America                                 60%              57%      $5,199,588      $5,300,029
Asia/Pacific                                  27%              25%              --              --
Europe                                        10%              18%         569,469         603,708
Other                                          3%               0%              --              --
                                      ----------       ----------       ----------      ----------
Total                                        100%             100%      $5,769,057      $5,903,737
                                      ==========       ==========       ==========      ==========

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

         This section contains forward-looking statements, which involve known and unknown risks and uncertainties. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as "may," "will," "should," "potential," "expects," "anticipates," "intends," "plans," "believes" and similar expressions. These statements are based on our current beliefs, expectations and assumptions and are subject to a number of risks and uncertainties. Our actual results could differ materially from those discussed in these statements. Our 2003 Annual Report on Form SEC 10-KSB/A (the "Annual Report") contains a discussion of certain of the risks and uncertainties that affect our business. We refer you to the "Risk Factors" on pages 19 through 32 of the Annual Report for a discussion of certain risks, including those relating to our business as a medical device company without a significant operating record and with operating losses, our risks relating to the commercialization of our current and future products and applications, and risks relating to our common stock and its market value.

         In view of our relatively limited operating history, we have limited experience forecasting our revenues and operating costs. Therefore, we believe that period-to-period comparisons of financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. To date, the Company has incurred substantial costs to create our products. As of June 30, 2004, we had an accumulated deficit of approximately $63.7 million including $15.9 million in non-cash interest expense. We may continue to incur operating losses due to spending on research and development programs, clinical trials, regulatory activities, and sales, marketing and administrative activities. This spending may not correspond with any meaningful increases in revenues in the near term, if at all. As such, these costs may result in losses until such time as the Company generates sufficient revenue to offset such costs.

         The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes set forth above in this Quarterly Report and in the Annual Report.

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

         In developing  and marketing its clinical  solutions,  the Company uses proprietary  technology  and aims to secure strong  commercial  advantages  over competitors by gaining governmental approvals in advance of others, by developing and offering innovative practice enhancement programs including physician training and promotional materials, and obtaining exclusive commercial arrangements. To optimize revenues, Diomed focuses on clinical procedures that generate revenues from both capital equipment and disposable products, such as procedure kits and optical fibers.

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

In 2001, we pioneered the commercialization of endovenous laser treatment (EVLT(R)), an innovative minimally invasive laser procedure for the treatment of varicose veins caused by greater saphenous vein reflux. In September 2001, we were the first company to receive the CE mark of the European Economic Union for approval for endovenous laser treatment with respect to marketing EVLT(R) in Europe. On January 22, 2002, we were the first company to receive FDA clearance for endovenous laser treatment, with respect to marketing EVLT(R) in the US.

EVLT(R) was a primary source of revenue in 2003, and will continue to be a primary source of revenue in 2004. We believe that EVLT(R) will achieve a high level of commercial acceptance due to its related short recovery period, immediate return to one's normal routine barring vigorous physical activities, reduced pain and minimal scarring, and reduced costs compared to other treatments for varicose veins. We developed our EVLT(R) product line as a complete clinical solution and marketing model, including a laser, disposable kit, clinical training and customized marketing programs, to assist office-based and hospital-based physicians in responding to the growing demand for treatment of varicose veins in a minimally invasive manner. We have also published a health insurance reimbursement guide to assist physicians in the reimbursement submission process. We believe that these attributes, in addition to EVLT(R)'s superior clinical trial results, favorable peer reviews, and comparatively larger and longer follow-up data reports provide EVLT(R) with a competitive advantage over competing traditional and minimally invasive varicose vein treatment products.

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

We utilize a direct sales force to market our products in the United States and a network of more than 35 distributors to market our products abroad. We increased our number of sales representatives from 10 at December 31, 2003 to 18 by June 30, 2004, and 20 in July 2004. This represents a significant investment in sales staff, as we estimate that it takes approximately two quarters before a sales representative can deliver consistent targeted sales performance. We also added two clinical specialists to support field sales efforts. These clinical specialists assist in physician training and post-sales support, freeing the sales representatives to focus on new sales opportunities.

We have developed and maintain a website - www.EVLT.com - to assist both patients and physicians. EVLT.com provides patients with education about treatment options and benefits of EVLT(R) and provides physicians with education about the EVLT(R) procedure. At www.EVLT.com, patients can also locate the nearest physician performing EVLT(R) by inputting their city and state.

Our technology and manufacturing capability has also attracted original equipment manufacturing (OEM) partners. In a typical OEM relationship, we produce the laser and other products to the OEM's specifications, which will then be marketed under the OEM's label. As a result, sales of our products to OEM partners may fluctuate in relation to the achievement of their strategic initiatives. Our most prominent OEM relationship is with Olympus in Japan, which uses our technology for surgical and dental applications and is currently in the process of registering EVLT(R) in Japan. In addition we have a long-term partnership with Dentek Medical Systems GmbH, which uses our laser module for dental applications.

In 2004, we expect to continue to focus on the development and growth of EVLT(R) sales both domestically and internationally, to support the development and approval of new applications for PDT products, and to continue the development of enhancements to our products in order to further improve their effectiveness and manufacturing efficiency.

(2)      RESULTS OF OPERATIONS

         THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2003

REVENUE

         Revenue for the three months ended June 30, 2004 was $3,183,000, increasing approximately $1,034,000, or 48%, from $2,149,000 for the same period in 2003. In the three months ended June 30, 2004, approximately $1,855,000, or 58%, of our total revenue was derived from laser sales, as compared to approximately $1,296,000, or 60%, in the same period in 2003. In the three months ended June 30, 2004, approximately $1,327,000, or 42%, of our total revenues were derived from sales of disposable fibers and kits, accessories and service, as compared to approximately $853,000, or 40%, in the same period in 2003. Revenue from the EVLT(R) product line increased 65% over the same period last year, including growth of 90% in disposable procedure product revenue.

         The increase in revenue is attributable primarily to:

          o    increased penetration in the EVLT(R)market,

          o the compounding impact of the recurring revenue stream from disposable sales to both new and existing customers, and

          o the impact of new sales management, and the expansion and development of our sales team.

COST OF REVENUE AND GROSS PROFIT

Cost of revenue for the three months ended June 30, 2004 was $1,918,000, increasing approximately $646,000, or 51%, from $1,272,000 for the same period in 2003. Gross profit for the three months ended June 30, 2004, at 40% was $1,264,000, increasing approximately $388,000 from $877,000 for the same period last year. Our gross profit at 40%, remained comparable to the same period in the prior year, as costs from new royalties and the foreign exchange impact on materials, were offset by decreasing costs of materials and the leverage of fixed manufacturing costs across a greater number of units.

OPERATING EXPENSES

         RESEARCH AND DEVELOPMENT EXPENSES for the three months ended June 30, 2004 were $373,000, increasing $174,000, or 88%, from the same period in 2003. R&D expenditures are expected to remain at an elevated level through year-end as we strive to improve the feature-function of our products and continue to reduce product costs.

         SELLING AND MARKETING EXPENSES for the three months ended June 30, 2004 were $1,552,000, increasing approximately $673,000, or 77%, over 2003. The increase was driven by a significant expansion in the size of the sales force, higher sales commissions resulting from the increased sales volume, and increased marketing expenditures in support of the sales efforts. The Company anticipates increased spending in sales and marketing programs through year-end to support our continued commercialization of EVLT(R).

         GENERAL AND ADMINISTRATIVE EXPENSES for the three months ended June 30, 2004 were $1,409,000, increasing approximately $428,000, or 44%, from the same period in 2003. Incremental legal fees and infrastructure enhancements primarily drove this increase. Legal expenses included the continued cost of patent litigation against Angiodynamics, Vascular Solutions, and Total Vein Solutions, and the cost of litigation against Vascular Solutions in the theft of trade secrets suit filed in the fourth quarter of 2003.

LOSS FROM OPERATIONS

         Loss from operations for the three months ended June 30, 2004 was $2,070,000, increasing approximately $888,000, from the same period in 2003.

INTEREST EXPENSE, NET

         Interest expense for the three months ended June 30, 2004 was $10,000, compared to $579,000 for the same period in 2003. Interest expense in the three months ended June 30, 2003 included non-cash charges totaling $426,000 related to the December 2002 debt financing for the amortization of the corresponding discount and beneficial conversion feature.

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS

         Net loss applicable to common stockholders for the three months ended June 30, 2004 was $2,080,000, or $0.14 per share, compared to $1,761,000, or
$1.48 per share, for the same period in 2003. As a result of the 2003 equity financing and the April 2004 targeted offering, adjusted for the one-for-twenty-five share reverse split effective June 17, 2004, basic weighted average common shares outstanding increased from approximately 1.2 million shares to 14.4 million shares for the corresponding 2003 and 2004 quarters.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2003

REVENUE

         Revenue for the six months ended June 30, 2004 was $6,132,000, increasing approximately $1,860,000, or 44%, from $4,272,000 for the same period in 2003. In the six months ended June 30, 2004, approximately $3,659,000, or 60%, of our total revenue was derived from laser sales, as compared to approximately $2,702,000, or 63%, in the same period in 2003. In the six months ended June 30, 2004, approximately $2,473,000, or 40%, of our total revenues were derived from sales of disposable fibers and kits, accessories and service, as compared to approximately $1,570,000, or 37%, in the same period in 2003. Revenue from the EVLT(R) product line increased 59% over the same period last year, including growth of 96% in disposable procedure product revenue.

         The increase in revenue is attributable primarily to:

          o    increased penetration in the EVLT(R)market,

          o the compounding impact of the recurring revenue stream from disposable sales to both new and existing customers, and

          o the impact of new sales management, and the expansion and development of our sales team.

COST OF REVENUE AND GROSS PROFIT

Cost of revenue for the six months ended June 30, 2004 was $3,863,000, increasing approximately $1,191,000, or 45%, from $2,671,000 for the same period in 2003. Gross profit for the six months ended June 30, 2004 was $2,270,000, increasing approximately $669,000 from $1,601,000 for the same period last year. Our gross profit, at 37%, remained comparable to the same period last year as cost increases from new royalties and the foreign exchange impact on materials, were offset by decreasing costs of materials and the leverage of fixed manufacturing costs across a greater number of lasers and disposable products sold.

OPERATING EXPENSES

         RESEARCH AND DEVELOPMENT EXPENSES for the six months ended June 30, 2004 were $670,000, increasing $283,000, or 73%, from the same period in 2003. R&D expenditures are expected to remain at an elevated level through year-end as we strive to improve the feature-function of our products and continue to reduce product costs.

         SELLING AND MARKETING EXPENSES for the six months ended June 30, 2004 were $3,157,000, increasing approximately $1,136,000, or 56%, over 2003. The increase was driven by a significant expansion in the size of the sales force, higher sales commissions resulting from the increased sales volume, and increased marketing expenditures in support of the sales efforts. The Company anticipates increased spending in sales and marketing programs through year-end to support the continued commercialization of EVLT(R).

         GENERAL AND ADMINISTRATIVE EXPENSES for the six months ended June 30, 2004 were $2,809,000, increasing approximately $1,027,000, or 58%, from the same period in 2003. The increase was driven by incremental legal fees, sales volume based product liability insurance costs, infrastructure enhancements and a non-cash charge for stock options granted to a third party. Legal expenses included the continued costs of patent litigation against Angiodynamics, Vascular Solutions, and Total Vein Solutions, and the cost of litigation against Vascular Solutions in the theft of trade secrets suit filed in the fourth quarter of 2003.

LOSS FROM OPERATIONS

         Loss from operations for the six months ended June 30, 2004 was $4,366,000, increasing approximately $1,777,000 from the same period in 2003.

INTEREST EXPENSE, NET

         Interest expense for the six months ended June 30, 2004 was $22,000, compared to $1,169,000 for the same period in 2003. Interest expense in the six months ended June 30, 2003 included non-cash charges totaling $946,000 related to the December 2002 debt financing for the amortization of the corresponding discount and beneficial conversion feature.

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS

         Net loss applicable to common stockholders for the six months ended June 30, 2004 was $4,388,000, or $0.31 per share, compared to $3,758,000, or
$4.11 per share, for the same period in 2003. As a result of the 2003 equity financing and the April 2004 targeted offering, adjusted for the one-for-twenty-five share reverse split effective June 17, 2004, basic weighted average common shares outstanding increased from approximately 915,000 shares to
14.2 million shares for the corresponding 2003 and 2004 quarters.

(3)      LIQUIDITY, CAPITAL RESOURCES AND CAPITAL TRANSACTIONS

CASH POSITION AND CASH FLOW

         The Company has financed its operations primarily through private placements of common stock and preferred stock, and private placements of convertible notes and short-term notes and credit arrangements. In September 2003, we entered into an equity financing transaction pursuant to which we raised gross proceeds of $22,000,000 and satisfied $1,200,000 in debt, which we had issued in a May 2003 bridge financing. Of the new cash proceeds, the Company utilized approximately $8.6 million as follows: $2,250,000 in initial payments to acquire the exclusive rights to the EVLT(R) patent, $2,132,000 to retire the notes we issued in December 2002, $438,000 to retire short-term notes, $1,160,000 in equity financing costs, $1,141,000 in the reduction of trade payables,

$150,000 in the Augenbaum litigation settlement, and $1,329,000 in working capital from September through December.

         The Company had cash balances of approximately $9,182,000 and $13,398,000 at June 30, 2004 and December 31, 2003, respectively. At June 30, 2004, the ending cash balance reflected a $4,216,000 reduction in cash during the six months and included $2,300,000 in payments not expected to recur in the remaining quarters of 2004; specifically $1,200,000 in debt repayments (including the $936,000 promissory note we owed to our customer, Axcan Pharma), $261,000 in costs related to the 2003 equity financing, and $875,000 in annual insurance premiums and other annual costs which benefit future quarters. We also raised an additional $2,971,000 in April 20, 2004 through the targeted offering to shareholders of record as of August 29, 2003.

         Cash used in operations for the six months ended June 30, 2004 was approximately $4,899,000. This principally results from the approximate $4,388,000 loss from operations, and $875,000 in annual insurance premiums and other annual costs (primarily sales volume-based product liability insurance costs). The cash used in operations also reflects the significant expansion in the size of the sales force and external marketing initiatives in support of the commercialization of EVLT(R).

         Cash used in investing activities for the six months ended June 30, 2004 was approximately $257,000, primarily related to demonstration equipment and customer trial programs.

         Cash provided by financing activities for the six months ended June 30, 2004 was approximately $1,014,000. This primarily includes the $2,971,000 proceeds received from the targeted offering, and was offset by the first quarter retirement of a promissory note to Axcan Pharma in the aggregate principal amount of $936,000, a reduction in the borrowing outstanding under the UK tradeline facility with Barclay's Bank ($262,000), and in legal and other fees related to the recent resale and targeted offering registration statements ($248,000). Financing activities also included payments of $500,000 related to current maturities of the EVLT(R) technology acquisition obligation.

OFFERING TO STOCKHOLDERS AS OF AUGUST 29, 2003

         The terms of the equity financing contemplated that we would commence an offering of up to 29,711,749 (pre-split) shares of common stock to the holders of our common stock as of August 29, 2003 (the "targeted offering"). We filed a registration statement to register the shares to be offered to the stockholders as of August 29, 2003. The SEC declared that registration statement effective on February 13, 2003.

         On April 20, 2004, the Company completed its offering to those persons who held shares of its common stock as of August 29, 2003, raising the approximate $3.0 million maximum in additional equity financing. The targeted offering, for 29,711,749 shares of the Company's common stock at $0.10 per share, allowed stockholders to purchase one share of the Company's common stock for each share of common stock held on August 29, 2003. The targeted offering also included an "over-subscription right" which allowed stockholders to purchase additional shares to the extent the "basic rights" were not fully subscribed. Proceeds from the targeted offering are being used for general working capital purposes, including supporting the Company's continued growth and intellectual property strategies.

CHANGES IN CAPITAL STOCK STRUCTURE

On June 15, 2004, we held our 2004 Annual Meeting of Stockholders, where our stockholders voted to permit the Board of Directors, in their discretion, to effect a one-for-twenty-five reverse stock split of our common stock. On June 16, 2004, the Board of Directors approved the reverse stock split effective June 17, 2004. Additionally, our stockholders approved the reduction in our authorized shares of common stock from 500 million to 50 million, which we implemented after the reverse stock split took effect.

BANK LINES OF CREDIT

         Diomed, Ltd., the Company's United Kingdom-based subsidiary, utilizes a line of credit with Barclays Bank, limited to the lesser of (GBP)150,000 ($272,000 at June 30, 2004) or 80% of eligible accounts receivable. The credit line bears interest at a rate of 3% above Barclays base rate (4.5% at June 30, 2004) and borrowings are due upon collection of receivables from customers. As security interest, Barclay's Bank has a lien on all of the assets of our U.K subsidiary, Diomed Ltd., excluding certain intellectual property. As of June 30,

2004 there were no amounts outstanding under this line. At June 30, 2003, there was approximately $51,000 outstanding under this line.

         On June 8, 2004, we entered into a line of credit facility with Silicon Valley Bank for $2,500,000, limited to 80% of our domestic accounts receivable and 50% of our eligible inventory balances, as defined. The line of credit bears interest at a rate of prime plus one percent (5.25% at June 30, 2004). The line of credit is secured by the assets of Diomed, Inc., excluding certain intellectual property, and is subject to financial covenants including tangible net worth and liquidity. At June 30, 2004, there were no amounts outstanding under this line of credit and we were in compliance with the bank covenants.

(4)      CRITICAL ACCOUNTING POLICIES

         In the opinion of management, these unaudited consolidated financial statements contain all adjustments considered normal and recurring and necessary for their fair presentation. Interim results are not necessarily indicative of results to be expected for the year. These interim financial statements have been prepared in accordance with the instructions for Form 10-QSB, and therefore, do not include all information and footnotes necessary for a complete presentation of operations, financial position, and cash flows of the Company in conformity with accounting principles generally accepted in the United States. The Company filed its 2003 Annual Report on Form 10-KSB with the Securities and Exchange Commission on March 30, 2004, which included audited consolidated financial statements for the year ended December 31, 2003, and included information and footnotes necessary for such presentation. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our annual report on Form 10-KSB for the year ended December 31, 2003.

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

         The Company's principal executive officer and its principal financial officer have carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a -15e and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2004 and have concluded that, as of such date, the Company's disclosure controls and procedures in place are adequate to ensure material information and other information requiring disclosure is identified and communicated on a timely basis.

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

On June 16, 2004, Vascular Solutions and the other the defendants answered the complaint, and filed a counterclaim for invalidity of the EVLT(R) trademark. We are now proceeding with the discovery phase of the litigation.

On January 6, 2004,  we filed a lawsuit in the United  States  Federal  District
Court  for  the  District  of  Massachusetts  against  AngioDynamics,   Inc.,  a
subsidiary of E-Z-EM, Inc., seeking injunctive relief and damages for infringement of our US Patent Number 6,398,777 covering the endovascular laser treatment of varicose veins which we use in our EVLT(R) product line. AngioDynamics has generally denied our allegations and has sought a declaratory judgment of non-infringement and invalidity of the EVLT(R) patent. AngioDynamics has sought leave to add additional counterclaims against Diomed, but the Court has not yet acted on that motion. We are proceeding with the discovery phase of this litigation.

On March 4, 2004, we filed a second lawsuit against Vascular Solutions in the United States Federal District Court for the District of Massachusetts seeking injunctive relief and damages for infringement of our US Patent Number 6,398,777 covering the endovascular laser treatment of varicose veins which we use in our EVLT(R) product line, the exclusive rights to which we acquired on September 3, 2003.

On April 28, 2004, Vascular Solutions answered the complaint, and filed a counterclaim for declaratory judgment that the EVLT(R) patent is invalid and not infringed. We are now proceeding with the discovery phase of this litigation as well.

On April 5, 2004, we filed a lawsuit in the United States Federal District Court for the District of Massachusetts against Total Vein Solutions, LLC, seeking injunctive relief and damages for infringement of our US Patent Number 6,398,777 covering the endovascular laser treatment of varicose veins which we use in our EVLT(R) product line.

On May 21, 2004, Total Vein Solutions answered the complaint, generally denying our allegations and counterclaiming for declaratory judgment of non-infringement and invalidity of the EVLT(R) patent.

On May 26, 2004, we learned that we, our former chairman, our former chief executive officer and a former director of ours had been named as defendants in a class action lawsuit commenced on March 3, 2004 in the United States District Court, District of Massachusetts (Kent Garvey vs. James Arkoosh, et. al., Civil Action No.: 04-10438-RGS).

The complaint alleges breach of fiduciary duty and violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seeks an award of $4,500,000 on behalf of a purported class of plaintiffs consisting of persons who acquired our common stock from February 1, 2002 through and including March 21, 2002. We are named only in the count alleging violation of Section 10(b). We believe that the allegations in the complaint are baseless, and we intend to defend the lawsuit vigorously.

ITEM 2.       CHANGES IN SECURITIES

a) Pursuant to the approval of our stockholders given at the 2004 Annual Meeting of Stockholders held June 15, 2004, we amended our certificate of incorporation to change the vote required for approval by the holders of our common stock from a majority of total shares outstanding to a majority of shares present when a vote is taken. Our proxy statement for the 2004 Annual Meeting details this change and contains as an exhibit the amendment to the certificate of incorporation that was used to effect this change.

ITEM 3.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a) On June 15, 2004, the Company held it's 2004 Annual Meeting of Stockholders, pursuant to a proxy statement that it had filed with the Securities and Exchange Commission and had furnished to holders of record of the outstanding shares of its common stock as of April 28, 2004. Of the 365,160,559 shares entitled to vote at the meeting, 332,178,375 shares voted. The meeting included the election of all nine directors to serve until the next annual meeting or until their successors are duly elected and qualified. Those directors are:

         o   Geoffrey Jenkins
         o   Sidney Braginsky
         o   Gary Brooks
         o   A. Kim Campbell
         o   Joseph Harris
         o   Peter Klein
         o   Edwin Snape, Ph.D.
         o   David Swank
         o   James A. Wylie, Jr.

b) Diomed Holdings presented the following proposals to our stockholders at that meeting:

         1. To elect nine directors to serve until the next annual meeting of stockholders, or until their successors are duly elected and qualified;

         The results of which were as follows:

                     ----------------------------- --------------------------- -------------------------- -------------------
                     For                           Against                     Abstained                  Broker Non-Votes
                     ----------------------------- --------------------------- -------------------------- -------------------
Geoffrey Jenkins     323,068,923                   1,100                       1,245,415                  7,862,937
                     ----------------------------- --------------------------- -------------------------- -------------------
Sidney Braginsky     323,068,923                   1,100                       1,245,415                  7,862,937
                     ----------------------------- --------------------------- -------------------------- -------------------
Gary Brooks          323,068,923                   1,100                       1,245,415                  7,862,937
                     ----------------------------- --------------------------- -------------------------- -------------------
A. Kim Campbell      323,068,923                   1,100                       1,245,415                  7,862,937
                     ----------------------------- --------------------------- -------------------------- -------------------
Joseph Harris        323,068,923                   1,100                       1,245,415                  7,862,937
                     ----------------------------- --------------------------- -------------------------- -------------------
Peter Klein          323,068,923                   1,100                       1,245,415                  7,862,937
                     ----------------------------- --------------------------- -------------------------- -------------------
Edwin Snape, Ph.D.   323,068,923                   1,100                       1,245,415                  7,862,937
                     ----------------------------- --------------------------- -------------------------- -------------------
David Swank          323,068,923                   1,100                       1,245,415                  7,862,937
                     ----------------------------- --------------------------- -------------------------- -------------------
James A. Wylie, Jr.  323,068,923                   1,100                       1,245,415                  7,862,937
                     ----------------------------- --------------------------- -------------------------- -------------------

         2. To approve an amendment to the Company's certificate of incorporation permitting the board to effect a reverse stock split pursuant to which the Company's outstanding shares of common stock would be exchanged for new shares of common stock in an exchange ratio of one newly issued share of common stock for each 25 outstanding shares of common stock;

         The results of which were as follows:

               ----------------------------- --------------------------- -------------------------- -------------------
               For                           Against                     Abstained                  Broker Non-Votes
               ----------------------------- --------------------------- -------------------------- -------------------
               319,002,131                   5,169,925                   143,381                    7,862,938
               ----------------------------- --------------------------- -------------------------- -------------------

         3. To approve an amendment to the Company's certificate of incorporation reducing the authorized number of shares of common stock from 500,000,000 to 50,000,000, if the reverse split were to be implemented.

         The results of which were as follows:

               ----------------------------- --------------------------- -------------------------- -------------------
               For                           Against                     Abstained                  Broker Non-Votes
               ----------------------------- --------------------------- -------------------------- -------------------
               319,782,956                   4,138,692                   393,789                    7,862,938
               ----------------------------- --------------------------- -------------------------- -------------------

         4.  To  approve  an  amendment   to  the   Company's   certificate   of
         incorporation to eliminate cumulative voting for directors;

         The results of which were as follows:

               ----------------------------- --------------------------- -------------------------- -------------------
               For                           Against                     Abstained                  Broker Non-Votes
               ----------------------------- --------------------------- -------------------------- -------------------
               147,976,790                   64,099,100                  882,800                    119,219,685
               ----------------------------- --------------------------- -------------------------- -------------------

         As a result, we have not eliminated cummulative voting for Directors.

         5. To approve an amendment to the Company's certificate of incorporation to change the vote required for stockholder approval from a majority of total shares outstanding to a majority of shares present;

         The results of which were as follows:

               ----------------------------- --------------------------- -------------------------- -------------------
               For                           Against                     Abstained                  Broker Non-Votes
               ----------------------------- --------------------------- -------------------------- -------------------
               202,573,561                   9,759,798                   625,330                    119,219,686
               ----------------------------- --------------------------- -------------------------- -------------------

         6. To ratify the selection of BDO Seidman, LLP as the Company's independent auditors for 2004; and

         The results of which were as follows:

               ----------------------------- --------------------------- -------------------------- -------------------
               For                           Against                     Abstained                  Broker Non-Votes
               ----------------------------- --------------------------- -------------------------- -------------------
               322,738,826                   543,106                     1,033,506                  7,862,937
               ----------------------------- --------------------------- -------------------------- -------------------

ITEM 5.  OTHER

CODE OF ETHICS AND CODE OF BUSINESS CONDUCT

In April 2004, our Board of Directors adopted a formal policy regarding ethical requirements imposed upon the Company's chief executive officer and those officers engaged in financial management. Also, in April 2004, our Board of Directors adopted a formal policy regarding the business standards to which all of the Company's directors, employees and consultants will be held. We have filed with the Securities and Exchange Commission copies of the Code of Ethics and Code of Business Conduct, and we have posted them on our website, www.diomedinc.com. Copies of the Code of Ethics and Code of Business Conduct are included as appendices to the proxy statement we filed with the SEC on May 12, 2004 in connection with our 2004 Annual Meeting of Stockholders held on June 15, 2004. We will provide copies of the Code of Ethics and/or Code of Business Conduct free of charge upon written request directed to: Diomed Holdings, Inc., One Dundee Park, Andover, MA 01810, Attention: Corporate Secretary, or by oral request to the Corporate Secretary at telephone number 978-475-7771.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

       10.1 Form of Loan and Security Agreement between Diomed, Inc. and Silicon Valley Bank (filed as Exhibit 10.1 to Current Report on Form 8-K filed June 16, 2004)

       10.2 Form of Negative Pledge by Diomed, Inc. (filed as Exhibit 10.2 to Current Report on Form 8-K filed June 16, 2004)

       10.3 Form of Unconditional Guaranty by Diomed Holdings, Inc. in favor of Silicon Valley Bank (filed as Exhibit 10.3 to Current Report on Form 8-K filed June 16, 2004)

       10.4 Form of Security Agreement between Diomed Holdings, Inc. and Silicon Valley Bank (filed as Exhibit 10.4 to Current Report on Form 8-K filed June 16, 2004)

       31.1 Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

       31.2 Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

       32.1 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

       32.2 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          (b)  Reports on Form 8-K.

         On May 26, 2004, the Company filed a Form 8-K in connection with its learning that it, its former chairman, former chief executive officer and a former director have been named as defendants in a class action lawsuit commenced on May 18, 2004 in the United States District Court, District of
Massachusetts  (Kent  Garvey vs.  James  Arkoosh,  et.  al.,  Civil  Action No.:
04-10438-RGS).

         On June 16, 2004, the Company filed a Form 8-K in connection with the results of the 2004 Annual Meeting of Stockholders, announcing that the stockholders voted to approve, among other things, a one-for-twenty-five reverse stock split of the Registrant's common stock, par value $0.001 per share, and a concurrent reduction in the authorized shares of common stock from 500 million to 50 million, with no reduction in par value as a result of the reverse split, and that the Board of Directors would meet on June 16, 2004 to determine the timing of the implementation of the reverse stock split.

         On June 16, 2004, the Company filed a Form 8-K in connection with the announcement of the obtaining by Diomed, Inc. of a two-year, $2.5 million line of credit with Silicon Valley Bank, secured by certain assets of Diomed, Inc., excluding intellectual property.

         On June 17, 2004, the Company filed a Form 8-K in connection with the Board of Directors' determination as to the implementation of the one-for-twenty-five reverse stock split (approved by the stockholders at the Registrant's 2004 Annual Meeting of Stockholders held June 15, 2004).

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


                                  DIOMED HOLDINGS, INC.
                                  (REGISTRANT)



                                  By: /s/ JAMES A. WYLIE, JR.
                                  ----------------------------------------
                                  Name:  James A. Wylie, Jr.
                                  Title: President and Chief Executive Officer, Director

                                  Date:  August 12, 2004



                                  By: /s/ DAVID B. SWANK
                                  ----------------------------------------
                                  Name:  David B. Swank
                                  Title: Chief Financial Officer, Director

                                  Date:  August 12, 2004