Form 10QSB
period 2004-09-30
DIOMED HOLDINGS INC
filed 2004-11-05
CIK 1074874

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

          [X] QUARTERLY REPORT PURSUANT -TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

AS OF NOVEMBER 4, 2004, THERE WERE 17,581,358 SHARES OF COMMON STOCK, PAR VALUE $0.001, OUTSTANDING.

                     DIOMED HOLDINGS, INC. AND SUBSIDIARIES

                         QUARTERLY REPORT ON FORM 10-QSB
          FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2004


                                TABLE OF CONTENTS

                                                                           Page
Item Number                                                               Number
-----------                                                               ------

            Part I - Financial Information

     1      Condensed Consolidated Balance Sheets -                         F-1
            September 30, 2004 (unaudited) and December 31, 2003

            Unaudited Condensed Consolidated Statements of Operations -     F-2
            Three Months and Nine Months Ended September 30, 2004 and 2003

            Unaudited Consolidated Statements of Cash Flows -               F-3
            Nine Months Ended September 30, 2004 and 2003


            Notes to Consolidated Financial Statements                      F-5

     2      Management's Discussion and Analysis or Plan of Operation        1

     3      Controls and Procedures                                          9

            Part II - Other Information                                      10

     1      Legal Proceedings                                                10

     6      Exhibits                                                         11

            Signatures                                                       12

DIOMED HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2004 (UNAUDITED) AND DECEMBER 31, 2003

                                                           September 30,   December 31,
                                                               2004            2003
                                                           -----------     -----------
Assets
Current Assets:
  Cash and Cash Equivalents                                $ 6,824,561     $13,398,075
  Accounts Receivable, net                                   2,128,103       1,437,238
  Inventories                                                2,296,465       1,892,241
  Prepaid Expenses and Other Current Assets                    726,836         449,625
                                                           -----------     -----------

    Total Current Assets                                    11,975,965      17,177,179


Property, Plant and Equipment, net                             830,559         747,728
Intangible Assets, net                                       4,604,631       4,972,253
Other Assets                                                   390,323         183,756
                                                           -----------     -----------

Total Assets                                               $17,801,478     $23,080,916
                                                           ===========     ===========

Liabilities and Stockholders' Equity
Current Liabilities:
  Bank Loan                                                $        --     $   261,676
  Promissory Notes                                                  --         936,000
  Accounts Payable                                           2,535,385       1,497,541
  Accrued Expenses and Other                                 1,474,328       1,852,480
  Deferred Revenue                                             248,911          56,802
  EVLT Technology Payable ($1,000,000 Face Value,
   net of $109,302 and $35,609 Debt Discount at
   September 30, 2004 and December 31, 2003)                   890,698         964,391
                                                           -----------     -----------

Total Current Liabilities                                    5,149,322       5,568,890

EVLT Technology Payable ($500,000 Face Value, net of
  $14,610 Debt Discount at September 30, 2004 and
  $1,250,000 Face Value, net of $173,832 Debt Discount
  at December 31, 2003)                                        485,390       1,076,168
                                                           -----------     -----------

    Total Liabilities                                        5,634,712       6,645,058

    Commitments and Contingencies

Stockholders' Equity                                        12,166,766      16,435,858
                                                           -----------     -----------

Total Liabilities and Stockholders' Equity                 $17,801,478     $23,080,916
                                                           ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

DIOMED HOLDINGS, INC.
(UNAUDITED) CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      Three Months  Three Months    Nine Months    Nine Months
                                                        Ended            Ended          Ended          Ended
                                                      September 30,  September 30,  September 30,  September 30,
                                                          2004           2003           2004           2003
                                                      ------------   ------------   ------------   ------------
Revenues                                              $  3,276,464   $  2,371,768   $  9,408,769   $  6,644,118

Cost of Revenues                                         1,959,384      1,540,003      5,822,032      4,211,409
                                                      ------------   ------------   ------------   ------------

Gross Profit                                             1,317,080        831,765      3,586,737      2,432,709
                                                      ------------   ------------   ------------   ------------

Operating Expenses:
  Research and Development                                 453,578        248,467      1,123,181        635,253
  Selling and Marketing                                  1,708,391        870,403      4,865,889      2,892,381
  General and Administrative                             1,712,727      1,047,705      4,521,375      2,829,422
                                                      ------------   ------------   ------------   ------------

    Total Operating Expenses                             3,874,696      2,166,575     10,510,445      6,357,056
                                                      ------------   ------------   ------------   ------------

    Loss from Operations                                (2,557,616)    (1,334,810)    (6,923,708)    (3,924,347)
                                                      ------------   ------------   ------------   ------------

Interest Expense, Non-cash                                      --      1,995,484             --      2,933,333
Interest Expense, net, Cash-based                           15,433        218,778         37,194        449,661
                                                      ------------   ------------   ------------   ------------
    Total Interest Expense                                  15,433      2,214,262         37,194      3,382,994
                                                      ------------   ------------   ------------   ------------

  Net Loss Applicable to Common Stockholder           $ (2,573,049)  $ (3,549,072)  $ (6,960,902)  $ (7,307,341)
                                                      ============   ============   ============   ============
  Basic and Diluted Net Loss per Share
  Applicable to Common Stockholders                   $      (0.18)  $      (2.99)  $      (0.50)  $      (7.26)
                                                      ============   ============   ============   ============
  Basic and Diluted Weighted Average Common
    Shares Outstanding *                                14,606,422      1,188,470     14,041,892      1,007,120
                                                      ============   ============   ============   ============

* All amounts reflect, on a retroactive basis, the 1 for 25 reverse stock split effective June 17, 2004.

The accompanying notes are an integral part of these consolidated financial statements.

DIOMED HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                  Nine Months Ended September 30,
                                                                   ----------------------------
                                                                       2004            2003
                                                                   ------------    ------------
Cash Flows from Operating Activities:
        Net loss                                                   $ (6,960,902)   $ (7,307,341)
        Adjustments to reconcile net loss
        to net cash used in operating activities:
              Depreciation and amortization                             712,989         460,234

              Non-cash interest expense on
                   related party debt                                        --       2,933,333
              Non-cash interest expense on
                   EVLT purchase obligation                              85,529              --
              Issuance of stock options
                   to third party                                        62,231           8,600
              Changes in operating assets
                   and liabilities:
                   Accounts receivable                                 (690,865)       (490,185)
                   Inventories                                         (404,224)        431,238
                   Prepaid expenses
                       and other current assets                        (277,211)       (340,828)
                   Deposits                                            (206,567)        452,094
                   Accounts payable                                   1,037,844       1,029,270
                   Accrued expenses
                       and deferred revenue                            (240,780)        538,964
                                                                   ------------    ------------

Net cash used in operating activities                                (6,881,956)     (2,284,621)
                                                                   ------------    ------------
Cash Flows from Investing Activities:
              Purchases of property and equipment                      (331,349)       (194,627)
              Acquisition of intangible EVLT Technology                      --      (2,144,500)
                                                                   ------------    ------------

Net cash used in investing activities                                  (331,349)     (2,339,127)
                                                                   ------------    ------------

DIOMED HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                  Nine Months Ended September 30,
                                                                   ----------------------------
                                                                       2004            2003
                                                                   ------------    ------------
Cash Flows from Financing Activities:
              Payment on promissory notes                              (936,000)        (11,664)
              Net proceeds (payments) on bank borrowing                (261,676)         94,447
              Payment on EVLT(R) purchase obligation                   (750,000)             --
              Increase in deferred financing costs                           --        (683,991)
              Increase in deferred offering costs                            --        (605,343)
              Proceeds from redeemable debt                                  --       1,200,000
              Proceeds from convertible debt                                          6,500,000
              Net Proceeds from Equity Financing                      2,723,620              --
              Payments on related party debt                                         (2,000,000)
              Payments on capital lease obligations                     (33,378)        (15,610)
                                                                   ------------    ------------

Net cash provided by financing activities                               742,566       4,477,839
                                                                   ------------    ------------

Effect of Exchange Rate Changes                                        (102,775)       (165,497)
                                                                   ------------    ------------

Net Decrease in Cash and Cash Equivalents                            (6,573,514)       (311,406)

Cash and Cash Equivalents, beginning of period                       13,398,075       1,848,646
                                                                   ------------    ------------

Cash and Cash Equivalents, end of period                           $  6,824,561    $  1,537,240
                                                                   ============    ============
Supplemental Disclosure of Cash Flow Information:
        Cash paid for interest                                     $     20,053    $     67,077
                                                                   ============    ============

        Equipment under capital lease                              $     88,116    $         --
                                                                   ============    ============
Value ascribed to debt discount related
        to redeemable debt                                         $         --    $    240,000
                                                                   ============    ============
Value ascribed to debt discount related
        to related party debt                                      $         --    $  2,000,000
                                                                   ============    ============

Value ascribed to stock options issued in connection
        with acquisition of EVLT Technology                        $         --    $    312,078
                                                                   ============    ============

Debt associated with EVLT Technology acquisition                   $         --    $  2,040,559
                                                                   ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

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

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

(b) INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out) or market. Work-in-progress and finished goods consist of materials, labor and manufacturing overhead. Inventories consist of the following:

                                  September 30,         December 31,
                                       2004                 2003
                                    ----------          ----------
Raw Materials                       $  887,971          $  856,886
Work-in-Process                        716,276             456,934
Finished Goods                         692,218             578,421
                                    ----------          ----------
                                    $2,296,465          $1,892,241
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

                                                               Three-Months Ended September 30,  Nine Months Ended September 30,

                                                                   2004              2003             2004             2003
                                                                 ----------       ----------       ----------       ----------
Net loss as reported                                            $(2,573,049)     $(3,549,072)     $(6,960,902)     $(7,307,341)
Add : Stock-based employee compensation
        expense included in reported net loss, net of tax               --               --               --               --
Deduct : Total stock-based employee compensation
              expense determined under the fair value-based
              method for all awards, net of tax                    (107,317)         (71,060)        (596,573)        (211,729)
                                                                -----------      -----------       ----------      -----------
   Pro forma net loss                                           $(2,680,366)     $(3,620,132)     $(7,557,475)     $(7,519,070)
                                                                ===========      ===========      ===========      ===========
   Loss per share:
             Basic and diluted - as reported                    $     (0.18)     $     (2.99)     $     (0.50)     $     (7.26)
                                                                ===========      ===========      ===========      ===========
             Basic and diluted - pro forma                      $     (0.18)     $     (3.05)     $     (0.54)     $     (7.47)
                                                                ===========      ===========      ===========      ===========

(d) COMPREHENSIVE INCOME

SFAS No. 130, Reporting Comprehensive Income, requires disclosure of all components of comprehensive income (loss). Comprehensive income is defined as the change in stockholders' equity of a business enterprise

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

during a period from transactions and other events and circumstances from non-owner sources. For all periods presented, comprehensive loss consists of the Company's net loss and changes in the cumulative translation adjustment account. Comprehensive net loss for all periods presented is as follows:

                                            Three Months Ended September 30,    Nine Months Ended September 30,
                                             --------------------------------   -------------------------------
                                               2004               2003              2004               2003
                                             -----------       -----------       -----------       -----------
Net loss                                     $(2,573,049)      $(3,549,072)      $(6,960,902)      $(7,307,341)
Foreign currency translation adjustment           (7,173)          255,591           (94,041)          105,221
                                             -----------       -----------       -----------       -----------

Comprehensive loss                           $(2,580,222)      $(3,293,481)      $(7,054,943)      $(7,202,120)
                                             ===========       ===========       ===========       ===========

(e) NET LOSS PER SHARE

Net loss per share is computed based on the guidance of SFAS No. 128, Earnings per Share. SFAS No. 128 requires companies to report both basic loss per share, which is based on the weighted average number of common shares outstanding, and diluted loss per share, which is based on the weighted average number of common shares outstanding and the weighted average dilutive potential common shares outstanding using the treasury stock method. As a result of the losses incurred by the Company for the three-month and nine-month periods ended September 30, 2004 and 2003, respectively, all potential common shares were antidilutive and were excluded from the diluted net loss per share calculations. The following table summarizes securities outstanding as of each of the three-month and nine-month periods, which were not included in the calculation of diluted net loss per share since their inclusion would be antidilutive.

                                         Three Months Ended September 30,         Nine Months Ended September 30,
                                    ----------------------------------------------------------------------------------
                                                  2004                2003                    2004               2003
                                                  ----                ----                    ----               ----
Common Stock Options                         1,017,006             137,274               1,017,006            137,274
                                    =======================================    =======================================
Common Stock Warrants                          882,625           1,640,039                 882,625          1,640,039
                                    =======================================    =======================================
Convertible Debt                                    --           3,977,500                      --          3,977,500
                                    =======================================    =======================================
Exchangeable Preferred Stock                        --           1,205,552                                  1,205,552
                                    =======================================    =======================================

(4) LINE OF CREDIT ARRANGEMENTS

Diomed, Ltd., the Company's United Kingdom-based subsidiary, utilizes a line of credit with Barclays Bank, limited to the lesser of (GBP)150,000 ($271,350 at September 30, 2004) or 80% of eligible accounts receivable. The credit line bears interest at a rate of 3% above Barclays base rate (4.75% at September 30, 2004) and borrowings are due upon collection of receivables from customers. As security interest, Barclay's Bank has a lien on all of the assets of Diomed Ltd., excluding certain intellectual property. As of September 30, 2004, there were no amounts outstanding under this line of credit. As of September 30, 2003, there was approximately $292,246 outstanding under this line.

On June 8, 2004, the Company entered into a line of credit facility with Silicon Valley Bank for $2,500,000, limited to 80% of domestic accounts receivable and 50% of eligible inventory balances, as defined. The credit

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

line bears interest at a rate of 1% above the prime interest rate (4.75% at September 30, 2004). The credit line is secured by the assets of Diomed Inc., excluding certain intellectual property, and is subject to financial covenants including tangible net worth and liquidity. At September 30, 2004, there were no amounts outstanding under this line of credit. The Company terminated this line of credit in October 2004. See Subsequent Events Footnote (8).

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

As of September 30, 2004, 675,196 options and other incentive stock awards were available for future grants under the 2003 Omnibus Plan. In addition, 27,076 options were available under the 1998 Plan and 14,877 options were available under the 2001 Plan as of September 30, 2004.

A summary of stock option activity is as follows:

                                 Range of Exercise                       Weighted Average
                                       Price         Number of Shares     Exercise Price
                                 --------------------------------------------------------
Outstanding, December 31, 2003    $2.00 - $205.75         222,343             $ 25.00

        Granted                    2.50 -    6.75         855,976                4.69
        Forfeited                  5.00 -  138.00         (61,313)              12.76
                                 --------------------------------------------------------

Outstanding, September 30, 2004   $2.00 - $205.75       1,017,006             $  8.56
                                 ========================================================

Exercisable, September 30, 2004   $2.00 - $205.75         226,965             $ 20.42
                                 ========================================================

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

The following table summarizes currently outstanding and exercisable options as of September 30, 2004.

                                                         OUTSTANDING                                   EXERCISABLE
                                          -------------------------------------------      -------------------------------------
                                                                     Weighted Average                            Weighted Average
    Exercise Price              Shares       Remaining Life*           Exercise Price             Shares           Exercise Price
    --------------              ------       ---------------         ----------------            ------          ----------------
     $2.00 - $50.00               995,327         9.53                        $ 5.75             205,486                $  8.12
     56.25 - 88.50                  4,531         3.36                         66.40               4,331                  66.87
    100.00 - 164.00                16,508         3.46                        153.05              16,508                 153.05
    $201.25 - $205.75                 640         1.41                        205.75                 640                 205.75
                            --------------                     ----------------------      -------------------------------------
                                1,017,006                                     $ 8.56             226,965                $ 20.42
                            ==============                     ======================      =====================================

* Weighted average remaining contractual life (in years).

(b) In the first quarter of 2004, the Company granted 20,059 options to purchase shares of Common Stock at exercise prices in the range of $5.00 per share to $6.75 per share to two consultants and a third party service provider for services performed. The Company recorded the fair value of such options, based on the Black-Scholes option pricing model, as stock-based compensation expense totaling $62,231 in the statement of operations for the nine-month period ended September 30, 2004.

(c) A summary of warrant activity is as follows:

                                                                                                            Weighted Average
                                             Range of Exercise                         Weighted Average   Remaining Contractual
                                                  Price            Number of Shares     Exercise Price       Life (In Years)
                                           ----------------------------------------------------------------------------------
Outstanding, December 31, 2003                $0.025 - $87.50         1,196,838              $ 2.00                     4.9

        Exercised by former Placement Agent    0.025 -   2.50          (313,813)               0.03                      --
        Forfeited due to expiration                     50.00              (400)              50.00                      --
                                           ---------------------------------------------------------------------------------

Outstanding, September 30, 2004               $0.025 - $87.50           882,625              $ 2.50                     4.2
                                           =================================================================================

Exercisable, September 30, 2004               $0.025 - $87.50           882,625              $ 2.50                     4.2
                                           =================================================================================

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

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

                                       Three Month Period Ended          Nine Month Period Ended
                                             September 30,                     September 30,
                                      ---------------------------       --------------------------
                                        2004              2003            2004              2003
                                      ----------       ----------       ----------      ----------
Laser systems                         $1,878,281       $1,504,234       $5,537,152      $4,205,931
Fibers, accessories, and service       1,398,183          867,534        3,871,617       2,438,187
                                      ----------       ----------       ----------      ----------
Total                                 $3,276,464       $2,371,768       $9,408,769      $6,644,118
                                      ==========       ==========       ==========      ==========

The following table represents percentage of revenues and long-lived assets by geographic destination:

                          % of Revenue                   Long-lived Assets
                  ---------------------------       --------------------------
                Nine Months Ended September 30,
                  ---------------------------      September 30,    December 31,
                    2004              2003             2004            2003
                  ----------       ----------       ----------      ----------
North America             64%              60%      $5,282,369      $5,300,029
Asia/Pacific              25%              23%              --              --
Europe                    11%              15%         543,144         603,708
Other                      --               2%              --              --
                  ----------       ----------       ----------      ----------
Total                    100%             100%      $5,825,513      $5,903,737
                  ==========       ==========       ==========      ==========

(7) COMMITMENTS AND CONTINGENCIES

From time to time the Company is involved in legal and administrative proceedings and claims of various types. While any litigation contains an element of uncertainty, management, in consultation with the Company's general counsel, presently believes that the outcome of each such other proceedings or claims which are pending or known to be threatened, or all of them combined, will not have a material adverse effect on the Company.

(8) SUBSEQUENT EVENTS

Private Placement - On September 28, 2004, the Company entered into definitive agreement for the sale and issuance of convertible debentures, common stock and warrants to purchase common stock to certain accredited investors in a private placement financing transaction ("Private Placement"). On October 25, 2004, the Company completed the sale of $7,000,000 aggregate principal amount of convertible debentures, which mature four years from the date of issuance, and 2,362,420 shares of its common stock. The Company issued warrants to purchase up to 1,832,461 shares of its common stock to investors who purchased convertible debentures, and warrants to purchase up to 1,181,210 additional shares of its common stock to investors purchasing common stock. The Company received net proceeds of approximately $9.8 million, before related legal and registration expenses of approximately $300,000. The Company will use the proceeds for general working capital purposes.

Line of Credit - As a result of the Private Placement, the Company terminated the $2,500,000 line of credit with Silicon Valley Bank. At no time during the term of the line of credit did the Company draw down on the line, and accordingly, there were no amounts outstanding at the time of termination.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

In this Quarterly Report, the terms "Company" and "Diomed Holdings" both refer to Diomed Holdings, Inc. The term "Diomed" refers to the Company's principal subsidiary, Diomed, Inc. and its consolidated subsidiaries. We use the terms "we,", "our" and "us" when we do not need to distinguish among these entities or their predecessors, or when any distinction is clear from the context.

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

In view of our relatively limited operating history, we have limited experience forecasting our revenues and operating costs. Therefore, we believe that period-to-period comparisons of financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. To date, the Company has incurred substantial costs to create our products. As of September 30, 2004, we had an accumulated deficit of approximately $66.3 million including $15.9 million in non-cash interest expense. We may continue to incur operating losses due to spending on research and development programs, clinical trials, regulatory activities, and sales, marketing and administrative activities. This spending may not correspond with any meaningful increases in revenues in the near term, if at all. As such, these costs may result in losses until such time as the Company generates sufficient revenue to offset such costs.

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes set forth above in this Quarterly Report and in the Annual Report.

(1) OVERVIEW

Diomed Holdings develops and commercializes minimally invasive medical procedures that employ its laser technologies and associated disposable products. Using its proprietary technology, including its exclusive rights to U.S. Patent No. 6,398,777, the Company currently focuses on endovenous laser treatment (EVLT(R)) of varicose veins. The Company also develops and markets lasers and disposable products for photodynamic therapy (PDT) cancer procedures and products for other clinical applications, including dental and general surgical procedures.

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

We expect that as the number of EVLT(R) procedures increases, so will our sales of associated disposable items. We believe that the U.S. represents the single largest market for EVLT(R). We are targeting our sales and marketing efforts at hospitals, private physician practices and clinics. We sell our products to hospital and office-based physicians in major population centers throughout the U.S., focusing on specialists in vascular surgery, interventional radiology, general surgery, phlebology, gynecology and dermatology.

We utilize a direct sales force to market our products in the United States and a network of more than 34 distributors to market our products abroad. We increased our number of sales representatives from 10 at December 31, 2003 to 20 by the third Quarter 2004. This represents a significant investment in sales staff, as we allow two quarters before a sales representative is expected to deliver consistent targeted sales performance. We also added two clinical specialists to support field sales efforts. These clinical specialists assist in physician training and post-sales support, freeing the sales representatives to focus on new sales opportunities.

We have developed and maintain a website - www.EVLT.com - to assist both patients and physicians. EVLT.com provides patients with education about treatment options and benefits of EVLT(R) and provides physicians with education about the EVLT(R) procedure. At www.EVLT.com, patients can also locate the nearest physician performing EVLT(R) by inputting their city and state.

Our technology and manufacturing capability has also attracted original equipment manufacturing (OEM) partners. In a typical OEM relationship, we produce the laser and other products to the OEM's specifications, which will then be marketed under the OEM's label. As a result, sales of our products to OEM partners may fluctuate in relation to the achievement of their strategic initiatives. Our most prominent OEM relationship is with Olympus in Japan, which uses our technology for surgical and dental applications and is currently in the process of registering EVLT(R) in Japan. In addition we have a long-term partnership with Dentek Medical Systems GmbH, which uses our laser module for dental applications. During the Quarter, the Company and Axcan Pharma, Inc. ("Axcan") formally terminated the laser development and supply agreement dated August 2, 2000, and as a result is no longer distributing PDT lasers for the Company. Sales to Axcan represented approximately 1% or less of our sales in each of 2003 and 2004. We will continue to market PDT lasers through our direct sales force and distributors both domestically and internationally.

In 2004, we have continued to focus on the development and growth of EVLT(R) sales both domestically and internationally. We will continue to support the development and approval of new applications for PDT products and to continue the development of enhancements to our products in order to further improve their effectiveness and manufacturing efficiency.

(2) RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2003

REVENUE

Revenue for the three months ended September 30, 2004 was $3,276,000, increasing approximately $904,000, or 38%, from $2,372,000 for the same period in 2003. In the three months ended September 30, 2004, approximately $1,878,000, or 57%, of our total revenue was derived from laser sales, as compared to approximately $1,504,000, or 63%, in the same period in 2003. In the three months ended September 30, 2004, approximately $1,398,000, or 43%, of our total revenues were derived from sales of disposable fibers and kits, accessories and service, as compared to approximately $868,000, or 37%, in the same period in 2003. Revenue from the EVLT(R) product line increased 45% over the same period last year, including growth of 96% in disposable procedure product revenue.

The increase in revenue is attributable primarily to:
        - increased penetration in the EVLT(R) market,
        - the compounding impact of the recurring revenue stream from disposable sales to both new and existing customers, and
        - the impact of the expansion and development of our sales team.

COST OF REVENUE AND GROSS PROFIT

Cost of revenue for the three months ended September 30, 2004 was $1,959,000, increasing approximately $419,000 from $1,540,000 for the same period in 2003. Gross profit as a percentage of sales for the three months ended September 30, 2004, at 40%, increased approximately 500 basis points from the same period last year reflecting the impact of incremental volume and improvements in material costs. However, at the cost of revenue line, improvement over 2003 from fixed manufacturing cost leverage on incremental 2004 volume was partially offset by the foreign exchange impact on raw materials purchases and the impact of patent royalties not in effect in the prior period. The Company believes that gross profit as a percentage of sales may reach 60% assuming increases in sales volume that may occur after completion of the patent litigation.

OPERATING EXPENSES

RESEARCH AND DEVELOPMENT EXPENSES for the three months ended September 30, 2004 were $454,000, an increase of $205,000, or 83%, from the same period in 2003. R&D expenditures are expected to remain at an elevated level through year-end as the Company improves the feature-function of our products and continues to reduce product costs.

SELLING AND MARKETING EXPENSES for the three months ended September 30, 2004 were $1,708,000, an increase of $838,000, or 96%, over 2003. The increase was driven by a significant expansion in the size of the sales force, higher sales commissions resulting from the increased sales volume, and increased marketing expenditures in support of the sales efforts. The Company anticipates increased spending in sales and marketing programs through year-end to support our continued commercialization of EVLT(R).

GENERAL AND ADMINISTRATIVE EXPENSES for the three months ended September 30, 2004 were $1,713,000, an increase of $665,000, or 63%, from the same period in 2003. Incremental legal fees and infrastructure enhancements primarily drove this increase. Legal expenses included the continued cost of patent litigation against Angiodynamics, Vascular Solutions, and Total Vein Solutions, and the cost of litigation against Vascular Solutions in the trade secrets lawsuit filed in the fourth quarter of 2003.

LOSS FROM OPERATIONS

Loss from operations for the three months ended September 30, 2004 was $2,558,000, an increase of approximately $1,223,000 from the same period in 2003.

INTEREST EXPENSE, NET

Interest expense for the three months ended September 30, 2004 was $15,000, compared to $2,214,000 for the same period in 2003. Interest expense in the three months ended September 30, 2003 included non-cash charges totaling $1,995,000 related to the December 2002 debt financing for the amortization of the corresponding discount and beneficial conversion feature.

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS

Net loss applicable to common stockholders for the three months ended September 30, 2004 was $2,573,000, or $0.18 per share, compared to $3,549,000, or $2.99 per share, for the same period in 2003. As a result of the 2003 equity financing and the April 2004 targeted offering, adjusted for the one-for-twenty-five share reverse split effective June 17, 2004, basic weighted average common shares outstanding increased from approximately 1.2 million shares for the three months ended September 30, 2003 to 14.6 million shares for the three months ended September 30, 2004.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2003

REVENUE

Revenue for the nine months ended September 30, 2004 was $9,409,000, increasing approximately $2,765,000, or 42%, from $6,644,000 for the same period in 2003. In the nine months ended September 30, 2004, approximately $5,537,000, or 59%, of our total revenue was derived from laser sales, as compared to approximately $4,206,000, or 63%, in the same period in 2003. In the nine months ended September 30, 2004, approximately $3,872,000, or 41%, of our total revenues were derived from sales of disposable fibers and kits, accessories and service, as compared to approximately $2,438,000, or 37%, in the same period in 2003. Revenue from the EVLT(R) product line increased 54% over the same period last year, including growth of 96% in disposable procedure product revenue.

The increase in revenue is attributable primarily to:
        - increased penetration in the EVLT(R) market,
        - the compounding impact of the recurring revenue stream from disposable sales to both new and existing customers, and
        - the impact of the expansion and development of our sales team.

COST OF REVENUE AND GROSS PROFIT

Cost of revenue for the nine months ended September 30, 2004 was $5,822,000, an increase of approximately $1,610,000 from $4,211,000 for the same period in 2003. Gross profit for the nine months ended September 30, 2004 of $3,587,000 was 38% of sales, an increase of approximately $1,154,000 or 150 basis points over the same period last year. However, at the cost of revenue line, improvement over 2003 from fixed manufacturing cost leverage on incremental 2004 volume was partially offset by the foreign exchange impact on raw materials purchases and the impact of patent royalties not in effect in the prior year.

OPERATING EXPENSES

RESEARCH AND DEVELOPMENT EXPENSES for the nine months ended September 30, 2004 were $1,123,000, an increase of $488,000, or 77%, from the same period in 2003. R&D expenditures are expected to remain at an elevated level through year-end as the Company improves the feature-function of our products and continues to reduce product costs.

SELLING AND MARKETING EXPENSES for the nine months ended September 30, 2004 were $4,866,000, an increase of approximately $1,974,000, or 68%, over 2003. The increase was driven by a significant expansion in the size of the sales force, higher sales commissions resulting from the increased sales volume, and increased marketing expenditures in support of the sales efforts. The Company anticipates increased spending in sales and marketing programs through year-end to support the continued commercialization of EVLT(R).

GENERAL AND ADMINISTRATIVE EXPENSES for the nine months ended September 30, 2004 were $4,521,000, an increase of approximately $1,692,000, or 60%, from the same period in 2003. The increase was driven by incremental legal fees, sales volume based product liability insurance costs, infrastructure enhancements and a first quarter non-cash charge for stock options granted to a third party. Legal expenses included the cost of patent infringement litigation against Angiodynamics, Vascular Solutions, and Total Vein Solutions, and continuing costs of litigation against Vascular Solutions in the theft of trade secrets suit litigation commenced in the fourth quarter of 2003.

LOSS FROM OPERATIONS

Loss from operations for the nine months ended September 30, 2004 was $6,924,000, an increase of approximately $3,000,000 from the same period in 2003.

INTEREST EXPENSE, NET

Interest expense for the nine months ended September 30, 2004 was $37,000, compared to $3,383,000 for the same period in 2003. Interest expense in the nine months ended September 30, 2003 included non-cash charges totaling $2,933,000 related to the December 2002 debt financing for the amortization of the corresponding discount and beneficial conversion feature.

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS

Net loss applicable to common stockholders for the nine months ended September 30, 2004 was $6,961,000, or $0.50 per share, compared to $7,307,000, or $7.26 per share, for the same period in 2003. As a result of the 2003 equity financing and the April 2004 targeted offering, adjusted for the one-for-twenty-five share reverse split effective June 17, 2004, basic weighted average common shares outstanding increased from approximately 1.0 million shares for the nine months ended September 30, 2003 to 14.0 million shares for the nine months ended September 30, 2004.

(3) LIQUIDITY, CAPITAL RESOURCES AND CAPITAL TRANSACTIONS

CASH POSITION AND CASH FLOW

The Company has financed its operations primarily through private placements of common stock and preferred stock, and private placements of convertible notes and short-term notes and credit arrangements. In September 2003, we entered into an equity financing transaction pursuant to which we raised gross proceeds of $22,000,000 and satisfied $1,200,000 in debt, which we had issued in a May 2003 bridge financing. Of the cash proceeds raised in 2003, the Company utilized approximately $8.6 million as follows: $2,250,000 in initial payments to acquire the exclusive rights to the EVLT(R) patent, $2,132,000 to retire the notes we issued in December 2002, $438,000 to retire short-term notes, $1,160,000 in equity financing costs, $1,141,000 in the reduction of trade payables, $150,000 in the Augenbaum litigation settlement, and $1,329,000 in working capital from September through December.

The Company had cash balances of approximately $6,825,000 and $13,398,000 at September 30, 2004 and December 31, 2003, respectively.

Cash used in operations for the nine months ended September 30, 2004 was approximately $6,882,000. This principally results from the approximate $6,961,000 loss from operations, and $875,000 in annual insurance premiums and other annual costs (primarily sales volume-based product liability insurance costs). The cash used in operations also reflects the significant expansion in the size of the sales force and external marketing initiatives in support of the commercialization of EVLT(R), as well as legal fees incurred in asserting our EVLT(R) patent.

Cash used in investing activities for the nine months ended September 30, 2004 was approximately $331,000, primarily related to demonstration equipment and customer trial programs.

Cash provided by financing activities for the nine months ended September 30, 2004 was approximately $743,000. This primarily includes the $2,971,000 proceeds received from the targeted offering completed on April 20, 2004, and was offset by the first quarter retirement of a promissory note to Axcan Pharma in the aggregate principal amount of $936,000, a reduction in the borrowing outstanding under the UK tradeline facility with Barclay's Bank ($262,000), and in legal and other fees related to the resale and targeted offering registration statements ($248,000). Financing activities also included payments of $750,000 related to current maturities of the EVLT(R) technology acquisition obligation.

OFFERING TO STOCKHOLDERS AS OF AUGUST 29, 2003

On April 20, 2004, the Company completed its offering to those persons who held shares of its common stock as of August 29, 2003, raising the approximate $3.0 million maximum in additional equity financing. The targeted offering, for 29,711,749 (pre-split) shares of the Company's common stock at $0.10 per share, allowed stockholders to purchase one share of the Company's common stock for each share of common stock held on August 29, 2003. The targeted offering also included an "over-subscription right" which allowed stockholders to purchase additional shares to the extent the "basic rights" were not fully subscribed..

We filed a registration statement to register the shares to be offered to the stockholders as of August 29, 2003 (the "targeted offering"). The SEC declared that registration statement effective on February 13, 2004. Proceeds from the targeted offering are being used for general working capital purposes, including supporting the Company's continued growth and intellectual property strategies.

PRIVATE PLACEMENT AS OF SEPTEMBER 28, 2004

On September 28, 2004, we entered into definitive agreements for the sale and issuance of convertible debentures, common stock and warrants to purchase common stock to certain accredited investors in a private placement financing transaction. On October 25, 2004, after receiving approval to list the shares from the American Stock Exchange ("AMEX"), we completed this transaction. We received net proceeds of approximately $9.8 million, before related legal and registration expenses of approximately $300,000. The proceeds will be used for general working capital purposes.

The following summarizes the principal terms of the transaction:

Variable Rate Convertible Debentures

The Company issued an aggregate of $7,000,000 principal amount of convertible debentures at par. The convertible debentures bear interest (payable quarterly in arrears on March 31, June 30, September 30 and December 31) at a variable rate of 400 basis points over six-month LIBOR and mature four years from the date of issuance.

The debentures are convertible at any time at the option of the holder into the Company's common stock at a conversion price of $2.29 per share, which was 120% of the $1.91 per share closing price of the common stock on the AMEX on the trading day prior to the date that the Company and the investors signed the definitive purchase agreements The conversion price is subject to certain adjustments, with a minimum conversion price of $2.20 per share unless the Company obtains stockholder approval to reduce the conversion price below $2.20.

Subject to certain conditions, the debentures will also be convertible at the Company's option at any time after the first anniversary of the issuance date if the closing price of the Company's common stock equals or exceeds 175% of the conversion price for at least 20 consecutive trading days. Also subject to certain conditions, upon maturity, the Company may cause the holders to convert the entire principal amount of debentures outstanding into shares of common stock upon maturity, at a price per share equal to the lesser of the stated conversion price and 90% of the volume weighted average trading price of its common stock for the 20 days prior to the maturity date.

After the first year and at the Company's option, subject to certain conditions, interest may be paid in shares of its common stock in lieu of cash, at a conversion price which is based on the closing prices of the common stock on the fifth through first trading days immediately preceding the interest payment date. The conversion rate for interest will be discounted by 10% if the Company obtains stockholder approval of this discount. In any event, though, without stockholder approval, the conversion rate for interest will not be less than $1.91, the closing price of the common stock on the AMEX on the trading day prior to the date that the Company and the investors signed the definitive purchase agreements.

Common Stock

The Company issued and sold, for an aggregate gross purchase price of $3,614,503, shares of its common stock at a purchase price of $1.53 per share, which is 80% of the closing price of the common stock on the AMEX on the trading day prior to the date that the Company and the investors signed the definitive purchase agreements. Accordingly, the Company issued a total of 2,362,420 shares of its common stock to the investors who purchased common stock in this transaction.

Warrants to Purchase Common Stock

In connection with the issuance of both the convertible debentures and the common stock, the Company issued warrants to purchase shares of its common stock. In the case of the investors who purchased convertible debentures, the Company issued warrants to purchase up to 1,832,461 shares of its common stock, and in the case of the investors who purchased common stock, the Company issued warrants to purchase up to 1,181,210 additional shares of its common stock. The warrants are exercisable for five years from the date of issuance at an exercise price of $2.10 per share, which is 110% of the $1.91 per share closing price of the common stock on the AMEX on the trading day prior to the date that the Company and the investors signed the definitive purchase agreements. The exercise price is subject to certain adjustments, including for future sales of securities below the exercise price, with a minimum exercise price of $1.91 per share unless the Company obtains stockholder approval to reduce the exercise price below $1.91. In addition, if the shares of common stock underlying the warrants are not registered with the United States Securities and Exchange Commission (the "Commission") within one year from the closing date, the warrant holders may exercise their warrants by means of a "cashless exercise" at a formula set forth in the form of warrant instead of paying cash to the Company upon exercise.

Registration of Common Stock

The Company has agreed to undertake registration with the Commission of the common stock and common stock underlying the convertible debentures and warrants. Accordingly, the Company is required to file a registration statement with the Commission within 30 days of the closing date of the financing transaction, which registration must be declared effective by the Commission within 90 days of the closing date (or 120 days if the Commission reviews the registration statement). If the Company does not file the registration statement within 30 days of the closing date or if the Commission does not declare the registration statement effective within the prescribed time period, the Company is required to pay certain amounts to the investors.

CHANGES IN CAPITAL STOCK STRUCTURE

On June 15, 2004, we held our 2004 Annual Meeting of Stockholders, where our stockholders voted to permit the Board of Directors, in their discretion, to effect a one-for-twenty-five reverse stock split of our common stock. On June 16, 2004, the Board of Directors approved the reverse stock split effective June 17, 2004. Additionally, our stockholders approved the reduction in our authorized shares of common stock from 500 million to 50 million, which we implemented concurrent with the reverse stock split.

BANK LINES OF CREDIT

Diomed, Ltd., the Company's United Kingdom-based subsidiary, utilizes a line of credit with Barclays Bank, limited to the lesser of (GBP)150,000 ($271,350 at September 30, 2004) or 80% of eligible accounts receivable. The credit line bears interest at a rate of 3% above Barclays base rate (4.75% at September 30, 2004) and borrowings are due upon collection of receivables from customers. As security interest, Barclay's Bank has a lien on all of the assets of our U.K subsidiary, Diomed Ltd., excluding certain intellectual property. As of September 30, 2004 there were no amounts outstanding under this line. At September 30, 2003, there was approximately $292,246 outstanding under this line.

On June 8, 2004, we entered into a line of credit facility with Silicon Valley Bank for $2,500,000, limited to 80% of our domestic accounts receivable and 50% of our eligible inventory balances, as defined. The line of credit bears interest at 1% above the prime interest rate (4.75% at September 30, 2004). The line of credit is secured by the assets of Diomed, Inc., excluding certain intellectual property, and is subject to financial covenants including tangible net worth and liquidity. At September 30, 2004, there were no amounts outstanding under this line of credit and we were in compliance with the bank covenants. As a result of the Private Placement, the Company terminated the $2,500,000 line of credit with Silicon Valley Bank. At no time during the term of the line of credit did the Company draw down on the line, and accordingly, there were no amounts outstanding at the time of termination.

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

The Company's principal executive officer and its principal financial officer have carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a -15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2004 and have concluded that, as of such date, the Company's disclosure controls and procedures in place are adequate to ensure material information and other information requiring disclosure is identified and communicated on a timely basis.

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

- infringing our registered EVLT(R) mark;

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

On April 28, 2004, Vascular Solutions answered the complaint, and filed a counterclaim for declaratory judgment that the EVLT(R) patent is invalid and not infringed. Vascular Solutions has sought leave to amend its answer and counterclaims to further allege for patent unenforceability, but the Court has not yet acted on that motion. We are now proceeding with the discovery phase of this litigation as well.

On April 2, 2004, we filed a lawsuit in the United States Federal District Court for the District of Massachusetts against Total Vein Solutions, LLC, seeking injunctive relief and damages for infringement of our US Patent Number 6,398,777 covering the endovascular laser treatment of varicose veins which we use in our EVLT(R) product line.

On May 21, 2004, Total Vein Solutions answered the complaint, generally denying our allegations and counterclaiming for declaratory judgment of non-infringement and invalidity of the EVLT(R) patent.

On May 26, 2004, we learned that we, our former chairman, our former chief executive officer and a former director of ours had been named as defendants in a class action lawsuit commenced on March 3, 2004 in the United States District Court, District of Massachusetts (Kent Garvey vs. James Arkoosh, et. al., Civil Action No.: 04-10438-RGS). On September 3, 2004, plaintiffs failed an amended complaint in the action that named only the Company and our former chairman.

The amended complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seeks unspecified damages on behalf of a purported class of plaintiffs consisting of persons who acquired our common stock from February 1, 2002 through and including March 21, 2002. The Company is named only in the count alleging violation of Section 10(b). We believe that the allegations in the complaint are baseless, and we intend to defend the lawsuit vigorously. On September 3, 2004, the Plaintiff filed an amended class action complaint. On October 21, 2004, we filed a motion to dismiss the amended class action complaint on the ground that it fails to state a claim upon which relief can be granted. The Court has not yet acted on that motion.

On October 13, 2004, we filed a lawsuit in the United States District Court for the District of Massachusetts against New Star Lasers, Inc. d/b/a CoolTouch Inc., seeking injunctive relief and damages for infringement of our US Patent Number 6,398,777 covering the endovascular laser treatment of varicose veins which we use in our EVLT(R) product line. CoolTouch has not yet responded to the complaint.

ITEM 6. EXHIBITS

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

                                Date:  November 5, 2004


                                By: /s/ DAVID B. SWANK
                                ----------------------------------------
                                Name:  David B. Swank
                                Title: Chief Financial Officer, Director

                                Date:  November 5, 2004