Form 10KSB
period 2004-12-31
DIOMED HOLDINGS INC
filed 2005-03-30
CIK 1074874

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                   (MARK ONE)

|X|   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                                 EXCHANGE
             ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

State issuer's revenues for its most recent fiscal year: REVENUE FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004 WAS $13,385,000.

State the aggregate market value held by nonaffiliates of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days (see definition of affiliate in Rule 12b-2 of the Exchange Act).

THE AGGREGATE MARKET VALUE OF THE VOTING COMMON STOCK, PAR VALUE $.001 PER SHARE, HELD BY NONAFFILIATES OF THE REGISTRANT AS OF MARCH 23, 2005 WAS APPROXIMATELY $48,647,621 (BASED ON A TOTAL OF 12,835,784 SHARES OF COMMON STOCK HELD BY NONAFFILIATES AND THE CLOSING PRICE OF $3.79 PER SHARE ON THE AMERICAN STOCK EXCHANGE ON MARCH 23, 2005).

     (ISSUERS INVOLVED IN BAKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

                                 NOT APPLICABLE

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |_| No |_|

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

19,423,728 SHARES OF COMMON STOCK, PAR VALUE $0.001 PER SHARE, WERE OUTSTANDING AS OF MARCH 23, 2005 (INCLUDING APPROXIMATELY 6,587,944 SHARES HELD BY AFFILIATES).

                       DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to the securityholders; (2) any proxy or information statement, and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purpose (e.g., annual report to securityholders for fiscal year ended December 24, 1990).

NOT APPLICABLE

            Transitional Small Business Disclosure Forms (Check One):

                                 Yes |_| No |X|

NOT APPLICABLE

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

ITEM 1. DESCRIPTION OF BUSINESS.

                            OVERVIEW OF OUR BUSINESS

We develop and commercialize minimally invasive medical procedures that employ our laser technologies and associated disposable products. Using our proprietary technology, including our exclusive rights to U.S. Patent No. 6,398,777, we currently focus on endovenous laser treatment (EVLT(R)) of varicose veins. We also develop and market lasers and disposable products for photodynamic therapy
(PDT) cancer procedures and products for other clinical applications, including dental and general surgical procedures. We carry on our business primarily through our wholly-owned subsidiaries, Diomed, Inc. and Diomed, Ltd.

In developing and marketing our clinical solutions, we use proprietary technology and aim to secure strong commercial advantages over competitors by obtaining exclusive commercial arrangements, gaining governmental approvals in advance of others and developing and offering innovative practice enhancement programs including physician training and promotional materials. To optimize revenues, we focus on clinical procedures that generate revenues from both capital equipment and disposable products, such as procedure kits and optical fibers.

Our high power semiconductor diode lasers combine clinical efficacy, operational efficiency and cost effectiveness in a versatile, compact, lightweight, easy-to-use and easy-to-maintain system. Along with lasers and single-use procedure kits for EVLT(R), we provide our customers with state-of-the-art physician training and practice development support.

In 2001, we pioneered the commercialization of endovenous laser treatment (EVLT(R)), an innovative minimally invasive laser procedure for the treatment of varicose veins caused by greater saphenous vein reflux. In September 2001, we were the first company to receive the CE mark of the European Economic Union for approval for endovenous laser treatment with respect to marketing EVLT(R) in Europe. In January 2002, we were the first company to receive FDA clearance for endovenous laser treatment of the greater saphenous vein. In December 2004, we received FDA clearance to expand the application of EVLT(R) to other superficial veins in the lower extremities.

EVLT(R) was a primary source of revenue in 2004, and will continue to be a primary source of revenue in 2005. We believe that EVLT(R) will achieve a high level of commercial acceptance due to its relative short recovery period, immediate return to the patient's normal routine barring vigorous physical activities, reduced pain and minimal scarring, and reduced costs compared to other treatments for varicose veins. We developed our EVLT(R) product line as a complete clinical solution and marketing model, including a laser, disposable kit, clinical training and customized marketing programs, to assist office-based and hospital-based physicians in responding to the growing demand for treatment of varicose veins in a minimally invasive manner. We have also published a health insurance reimbursement guide to assist physicians in the reimbursement submission process. We believe that these attributes, in addition to EVLT(R)'s superior clinical trial results, favorable peer reviews, and comparatively larger and longer follow-up data reports provide EVLT(R) with a competitive advantage over competing traditional and minimally invasive varicose vein treatment products.

We expect that as the number of EVLT(R) procedures increases, so will our sales of associated disposable items. We believe that the U.S. represents the single largest market for EVLT(R). We target our sales and marketing efforts at hospitals, private physician practices and clinics and focus on specialists in vascular surgery, interventional-radiology, general surgery, phlebology, interventional cardiology, gynecology and dermatology.

We utilize a direct sales force to market our products in the United States and a network of more than 33 distributors to market our products abroad. We increased our number of sales representatives from 10 at December 31, 2003 to 20 by the third quarter of 2004. This represents a significant investment in sales staff. Our current clinical support organization has three clinical specialists, including one training manager, who support our field sales efforts. These clinical specialists assist in physician training and post-sales support, freeing our sales representatives to focus on new sales opportunities.

We have developed and maintain a website - www.EVLT.com - to assist both patients and physicians. EVLT.com provides patients with education about treatment options and benefits of EVLT(R) and provides physicians with education about the EVLT(R) procedure. At www.EVLT.com, patients can also locate the nearest physician performing EVLT(R) by inputting their city and state.

In 2004, we have continued to focus on the development and growth of EVLT(R) sales both domestically and internationally. We also support the development and approval of new applications for PDT products and the development of enhancements to our products in order to further improve their quality, effectiveness and manufacturability. Our management team focuses on developing and marketing solutions that address serious medical problems that have significant markets. Our determinations are based upon the number of procedures that may be conducted in a market and projections of the associated revenue. Currently, EVLT(R) applications fall within this guideline, and we believe that photodynamic therapy may also have the potential some time in the future. However, EVLT(R), and not PDT, is the emphasis of our current business plan.

                              HISTORICAL BACKGROUND

Diomed, Inc. was incorporated on December 24, 1997 in the State of Delaware. On June 23, 1998, Diomed, Inc. succeeded to the business of Diomed, Ltd., a company formed under the laws of the United Kingdom in 1991. It did so by issuing shares of Diomed, Inc. on a one-to-one exchange basis to the holders of the shares of Diomed, Ltd. As a result of the exchange, Diomed, Inc. became the owner of 100% of the outstanding shares of Diomed, Ltd., and Diomed, Ltd. became a wholly-owned subsidiary of Diomed, Inc. Diomed, Ltd. continues to operate in the United Kingdom. Its chief activities are product development, manufacturing and international sales and marketing.

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

In November 2000, to enter the disposable market segment of our laser business, we acquired the medical fiber business of QLT, Inc., a company based in Vancouver, British Columbia. We acquired QLT's rights to manufacture and market OPTIGUIDE(R) fibers that were developed for use in photodynamic therapy cancer treatments and the distribution rights to customers of Laserscope and Coherent, Inc., two manufacturers of medical laser devices.

In the fourth quarter of 2000, we also created FibersDirect.com, a U.S. business unit we use as direct marketing conduit by providing on-line information for a number of our products and an e-mail link to our sales staff. FibersDirect.com enables distribution of fibers directly from the manufacturer to the end-user. Our OPTIGUIDE(R) fibers used in photodynamic therapy cancer treatments are promoted via FibersDirect.com.

Diomed, Inc. is now a subsidiary of Diomed Holdings, Inc., a corporation originally formed under the laws of the State of Nevada on March 3, 1998 under the name Natexco Corporation. On February 11, 2002, we changed our name from Natexco Corporation to Diomed Holdings, Inc. On February 14, 2002, Diomed Holdings, Inc. acquired Diomed, Inc. in a reverse merger, pursuant to the terms of an Agreement and Plan of Merger. We refer to the reverse merger that occurred on February 14, 2002 as the "Merger." As a result of the Merger, Diomed, Inc. became a wholly-owned subsidiary of Diomed Holdings, Inc., and the business of Diomed Holdings, Inc. is now principally the business of Diomed, Inc. Accordingly, except for this section or as otherwise indicated, the discussion of our business relates to Diomed, Inc.'s business. The principal purpose of the Merger was to enhance our ability to raise capital for our business by creating a public trading market for shares of our common stock.

For financial statement purposes, the Merger was treated as a recapitalization of Diomed, Inc. For tax purposes, we believe the Merger qualifies as a tax-free exchange of equity securities. We have not, however, requested any ruling from the Internal Revenue Service in respect of the tax treatment of the Merger. For detailed information, see Note (7) of the Notes to our December 31, 2004 Audited Consolidated Financial Statements.

In April 2002, our board of directors determined that it was in our best interests and the best interests of our stockholders to change our state of incorporation from Nevada to Delaware by way of the migratory merger. On May 13, 2002, after obtaining stockholder approval, we completed the migratory merger by merging Diomed Holdings, Inc. (Nevada) with and into a newly organized Delaware subsidiary, Diomed Holdings, Inc. (Delaware).

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

For detailed information, see "Description of Securities - Recent Sales of Unregistered Securities," and Note (8) of the Notes to the December 31, 2004 Audited Consolidated Financial Statements.

                               RECENT DEVELOPMENTS

                REIMBURSEMENT GUIDELINES ISSUED IN NOVEMBER 2004

In November 2004, the Center for Medicare and Medicaid Services (CMS) established reimbursement codes for laser ablation as a mode of treatment for superficial vein disorders, including our patented EndoVenous Laser Treatment (EVLT(R)) for varicose veins. The new codes, which are established by the American Medical Association and the CMS, form the basis for Medicare and Medicaid reimbursement across the U.S. and were effective January 1, 2005.

Under the new codes, doctors performing the EVLT(R) procedure in an office or clinic setting, are reimbursed an unadjusted base rate of $2,041 for the first vein treated under code #36478; second and additional veins have a base rate of $437 under code #36479. When performed in a hospital setting, the new codes allow for professional (Part B) payments of $364 for the first vein treated and $178 for the second and additional veins, along with applicable hospital facility fees. These base rates are adjusted for regional cost differences.

Diomed began 2004 with thirteen coverage policies, representing approximately 34 million covered lives. With the addition of the new AMA/CMS codes, we now list over fifty-four coverage policies, representing over 200 million covered lives.

          PRIVATE PLACEMENT EQUITY AND DEBT FINANCING IN SEPTEMBER 2004

On September 28, 2004, we entered into a private placement equity and debt financing transaction with accredited investors who agreed to (i) lend us $7,000,000 in the form of four-year variable rate convertible debentures, the principal and interest of which is, subject to certain conditions, convertible into common stock at a conversion price of $2.29 per share and (ii) purchase a total of 2,362,420 shares of common stock at a purchase price of $1.53 per share for an aggregate purchase price of $3,614,503. We issued warrants to purchase up to 1,832,461 shares of common stock to the investors who purchased convertible debentures, and we issued warrants to purchase up to 1,181,210 additional shares of common stock to the investors who purchased common stock. The warrants are exercisable for five years from the date of issuance at an exercise price of $2.10 per share, which is 110% of the $1.91 closing price of the common stock on the AMEX on the trading day prior to the date that the Company and the investors signed the definitive purchase agreements. The terms of this transaction provided that the equity financing would close after satisfaction of certain conditions precedent, including obtaining AMEX approval of the issuance and listing with the AMEX of the shares to be sold and the shares underlying the debentures and warrants. We completed the equity financing at a closing held on October 25, 2004, at which time we issued the common stock, debentures and warrants and the investors paid us gross proceeds of $10,614,503. On November 24, 2004, we filed a registration statement with the SEC to register for resale by these investors the common stock and common stock equivalents we issued to them on October 25, 2004. The SEC declared the resale registration statement effective on December 6, 2004. As of March 23, 2005, holders of the debentures we issued in October 2004 converted $3,288,000 (including accrued interest of approximately $31,108) of these debentures into 1,449,392 shares of common stock.

Of the approximately $10.6 million in gross proceeds we received from the equity financing on October 25, 2004, we paid commissions of approximately $743,000 (or, 7%) to Roth Capital Partners, LLC of Los Angeles, California, whom we had engaged as our placement agent in an effort to raise capital. We also paid approximately $75,000 to Sunrise Securities Corp., which acted as our placement agent for our 2003 equity financing, in accordance with our agreement with Sunrise to pay commissions should we sell securities to investors in the 2003 equity financing within one year of the termination of our agreement with Sunrise. Under that agreement, we also were obligated to issue warrants to purchase 73,539 shares of common stock, at an exercise price of $2.01 per share. We also incurred expenses attributable to the equity financing of approximately $300,000, most of which were for legal fees and registration expenses. We will use the balance of the proceeds of the equity financing for general working capital purposes.

                    1-FOR-25 REVERSE STOCK SPLIT IN JUNE 2004

On June 15, 2004, we held our 2004 annual meeting of stockholders. In addition to other matters, our stockholders approved the amendment to our Certificate of Incorporation allowing our board of directors to determine to implement a 1-for-25 reverse split of our common stock should the board so choose and an amendment to our Certificate of Incorporation to decrease the number of authorized shares of common stock to 50,000,000, but only if the board of directors chose to implement the reverse stock split.

On June 16, 2004, the board of directors voted to implement the 1-for-25 reverse stock split, effective on the opening of business as of June 17, 2004. After giving effect to the reverse stock split, the number of our issued and outstanding shares was reduced from 365,160,559 to 14,606,423. We also reduced our authorized shares of common stock from 500,000,000 to 50,000,000 shares. Through our transfer agent, Continental Stock Transfer & Trust Company, we conducted a mandatory share exchange of stock certificates in connection with the reverse split.

                                BUSINESS STRATEGY

At our inception in 1991 in Cambridge, England, we focused on the development of medical diode lasers and their applications. Since that time, we have advanced that technology and expanded its application through internal development efforts, strategic business combinations and intellectual property acquisitions. We have sourced our products through external and internal manufacturing capabilities and distributed our products through a combination of both a direct sales organization and indirect distributors.

        FULL SERVICE DIFFERENTIATION TO MAXIMIZE REVENUE AND MARKET SHARE

We generate revenues from the sale of our products and services. We launched our EVLT(R) product line in the U.S. after receiving FDA clearance in January 2002, and in mid 2002, we established a direct sales force to focus on EVLT(R) sales. Our sales force concentrates on selling our EVLT(R) products and, to a lesser extent, our photodynamic therapy product line. Our direct sales force is well trained and versed in selling EVLT(R) as a complete clinical solution for the treatment of varicose veins. Our clinical solution includes both the laser and disposable procedure kits, along with physician training and practice management tools which we provide to help physicians develop and manage his or her EVLT(R) business. In addition, we have developed a website, www.evlt.com, to provide patients and physicians with information about treatment options and benefits of EVLT(R). International sales are managed through a global network of third party sales agents and distributors.

   RESEARCH AND DEVELOPMENT TO ENHANCE EFFICIENCIES AND PRODUCT EFFECTIVENESS

We have an internal research and development staff and from time to time have used outside experts to assist us in our product development program. Historically, our research and development efforts concentrated on the development of clinical applications and solutions for our lasers and related delivery systems. Through these past efforts, we have commercialized our EVLT(R) and photodynamic therapy product lines. Although current research and development activities are directed at enhancing our laser and fiber manufacturing efficiency and the functional effectiveness of our EVLT(R) product line, we are continuously evaluating new clinical applications and solutions for our lasers and delivery systems.

                    KEY ACQUISITIONS TO ENHANCE PROFITABILITY

On September 3, 2003, we acquired exclusive rights to U.S. Patent No. 6,398,777 and foreign counterparts regarding the endovenous laser treatment of varicose veins from the five inventors of this procedure. With this proprietary position, we believe we have positioned ourselves to be the leader in minimally invasive varicose vein treatment. Previously, in November 2000, we acquired the rights to manufacture OPTIGUIDE(R) fiber from QLT, Inc. We periodically entertain attractive opportunities in related fields and we expect to continue efforts to identify and pursue these opportunities in 2005.

                  STRATEGIC ALLIANCES TO ENHANCE CUSTOMER REACH

We have established strategic alliances with some notable photodynamic therapy drug companies to bring new treatments to market. However, the underlying products being developed by these companies which are used in conjunction with our products, have gained only limited regulatory approval required for commercialization, and expanded regulatory approval is not assured. Accordingly, we have focused our near-term investment in the commercialization of EVLT(R). In addition, we maintain original equipment manufacture ("OEM") relationships with companies such as Olympus in Japan, which uses our technology for surgical and dental applications, and with Dentek Medical Systems GmbH, which uses our laser module for dental applications. Our strategy is to create long-term and exclusive working relationships that increase laser applications and revenue potential through the sale of our lasers and disposables whenever possible.

                 PRODUCTS, COMPETENCIES AND MARKET OPPORTUNITIES

Our focus on the development and commercialization of minimally and micro-invasive medical procedures employing our laser technology and disposable products has led to an array of applications. Minimally and micro-invasive medical procedures in general are a growing market, as they reduce the need for general anesthesia, expensive hospital stays, and long and painful recovery periods. We address medical procedures which we believe are capable of producing a recurring revenue stream through the sale of a disposable, such as a procedure kit or individual fiber, in addition to one-time revenue from the sale of the laser product itself. In 2003, 62% of our total revenues were derived from laser sales and 38% of our total revenues were derived from sales of disposable fibers and kits, accessories and services. In 2004, 59% of our total revenues were derived from laser sales and 41% of our total revenues were derived from sales of disposable fibers and kits, accessories and services.

ENDOVENOUS LASER TREATMENT

In September 2001, we were the first company to receive the CE mark of the European Economic Union for approval for marketing endovenous laser treatment, with respect to marketing EVLT(R) in Europe. The following January, we became the first company to receive FDA clearance for endovenous laser treatment for the closure of the greater saphenous vein with superficial reflux. In December 2002, we received FDA clearance for expanded indications for use of EVLT(R), including our D15plus and D30plus diode lasers and disposable kits for the treatment of varicose veins and varicosities associated with the superficial vein reflux of the greater saphenous vein. In December 2004, we obtained FDA clearance authorizing the use of our laser and procedure kits for treatment of venous incompetence and reflux of other superficial veins in the lower extremity.

On September 3, 2003, we acquired exclusive rights to the patent for endovenous laser treatment of varicose veins from the five inventors of this procedure. For detailed information, see "September 2003 Acquisition of Exclusive EVLT(R) Technology."

We commercialized EVLT(R) as an innovative minimally invasive laser procedure for the treatment of varicose veins resulting from reflux of the greater saphenous vein. The causes of varicose veins are commonly genetic. People with past vein diseases, new mothers, overweight individuals and people with jobs or hobbies that require extended standing also are at risk. According to a 1973 report by the University of Michigan under a comprehensive study of the health characteristics of the community of Tecumseh, Michigan, approximately 25% of women in the U.S. have varicose veins. In addition, varicose veins are more prevalent in older people. The Tecumseh study was a comprehensive longitudinal research study that tracked the health of a sample population of 7,000 to nearly 9,000 people at three intervals over the course of a decade, from the late 1950s to the late 1960s. According to the Tecumseh study, at least 42% of Americans over age 60 have varicose veins and this number is increasing as the population continues to age. The Tecumseh study also indicates that at least 72% of women over age 60 in the U.S. have varicose veins. According to the American Association of Retired Persons, approximately 76,000,000 people in the U.S. are 50 or older, and approximately an additional 4,000,000 people turn 50 each year.

We estimate that there are currently 25 to 40 million Americans who suffer from some degree of venous insufficiency and that there are approximately 150,000 people in the U.S. and 1,000,000 people worldwide who undergo vein stripping operations annually. We also believe that many people forego vein stripping procedures to treat their venous insufficiency due to the pain, extended recovery time, significant potential of scarring and other serious side effects associated with vein stripping. We believe that most patients who undergo vein-stripping procedures are candidates for endovenous laser treatment. EVLT(R) has several competitive advantages over the current vein-stripping treatment.

EVLT(R) is a 45 minute procedure per leg that can be performed in a physician's office, usually under local anesthesia and with the procedure guided by ultrasound technology. EVLT(R) also has a fast recovery period, reduced or minimal pain and no appreciable scarring. In endovenous laser treatment, the area of the leg affected is anesthetized locally and a thin laser fiber is inserted into the effected vein to deliver the laser energy in short pulses or as a continuous application. At the end of the procedure, after the fiber is withdrawn, a compression bandage is applied and worn up to three days. In addition, a compression stocking is worn for seven to 14 days. Patients can resume their normal routine, barring vigorous physical activities, directly after undergoing the treatment.

Vein stripping is a surgical procedure that typically requires an overnight hospital stay, a painful recovery period of several weeks, and possibly post-operative scarring and post-operative infections from incisions. During clinical studies, up to 98% of first-time EVLT(R) treatments in clinical trials have been successful. A follow-on EVLT(R) treatment has successfully resolved the remaining cases. Vein stripping has demonstrated long term efficacy rates as low as 65%.

We developed our EVLT(R) product line as a complete clinical solution and marketing model, including a laser, disposable kit and a training and marketing plan to assist physicians, clinics and hospitals in responding to the demand for treatment of varicose veins. EVLT(R) is attractive to physicians because of its high efficacy, low complication rate, low patient cost (relative to vein stripping) and favorable practice return on investment. Also, EVLT(R) for treatment of greater saphenous vein reflex is considered a non-cosmetic procedure that is now reimbursable for over 200 million covered lives.

A study co-authored by Dr. Robert Min entitled "Endovenous Laser Treatment of Saphenous Vein Reflux: Long-Term Results," was published in the August 2003 issue of the Journal of Vascular and Interventional Radiology. The study shows what we believe to be excellent long-term results for the successful occlusion of varicose veins caused by reflux of the greater saphenous vein. The data presented in the study shows that minimally invasive laser treatment of varicose veins has a high long-term success rate, low complication rate and rapid recovery. The Cornell study included 499 limbs with varicose veins treated by EVLT(R) over a three-year period. Patients were evaluated clinically and with duplex ultrasound scans at 1 week, 1 month, 6 months, 12 months, 24 months, and 36 months to assess efficacy and adverse reactions. Successful occlusion of the greater saphenous vein after initial treatment was 98.2% and, at 2 year follow-up, 93.4% remain closed (113 of 121 limbs followed for 2 years). Importantly, all recurrences occurred prior to 9 months with the majority noted less than 3 months following endovenous laser treatment.

In this study, there were no reports of skin burns, no abnormal nerve sensation and no deep vein clots. In comparison, traditional surgery (ligation and stripping) often requires general or spinal anesthesia and can take up to 4 weeks for full recovery. Pain, bruising and scarring are also common. The results in this study also show EVLT(R)to be comparable or superior to those reported for other options available for treating greater saphenous vein reflux, including ultrasound guided sclerotherapy, and radiofrequency ablation. Dr. Min is the Director of Cornell Vascular in New York and Vice-Chairman of Radiology at Weill Medical College of Cornell University. Dr. Min is an inventor of the EVLT(R) treatment, who sold his rights to this patent to Diomed on September 3, 2003. Dr. Min assists Diomed in physician training and in the development of medical treatments using EVLT(R). He has been a paid consultant to us since August 2001 and, as of December 31, 2004, owns options to purchase 41,391 shares of common stock.

EVLT(R) was a primary source of revenue in 2003, and continues to be the primary source of revenue in 2004. We believe that EVLT(R) will achieve a high level of commercial acceptance due to its related short recovery period, immediate return to one's normal routine barring vigorous physical activities, reduced pain and minimal scarring, and reduced costs compared to other treatments for varicose veins. To date, we have sold nearly 600 EVLT(R) lasers, and have established Diomed as the leading brand of endovenous laser treatment products for varicose veins. We expect that as the volume of EVLT(R) procedures performed increases so may our disposable sales. We believe that the U.S. represents the single largest market for EVLT(R).

CANCER TREATMENTS UTILIZING PHOTODYNAMIC THERAPY

We were the first diode laser manufacturer to receive FDA clearance for use of our lasers and optical fibers in photodynamic therapy cancer treatments. Photodynamic therapy (PDT) is an effective palliative treatment for late-stage lung and esophageal cancers and is under study for treatment of various other cancers throughout the body. Photodynamic therapy is based on the discovery that certain chemicals can kill one-celled organisms in the presence of light. Recent interest in photosensitizing agents stems from research showing that some of these substances have a tendency to collect in cancer cells.

When using PDT, the photosensitizing agent injected into the body is absorbed by all cells. The agent remains in or around tumor cells for a longer time than it does in normal tissue. When treated cancer cells are exposed to light from a laser, the light is absorbed by the photosensitizing agent. This light absorption causes a chemical reaction that destroys the tumor cells. Light exposure is carefully timed to coincide with the period when most of the agent has left healthy cells but still remains in cancer cells.

There are several promising features of photodynamic therapy in treating cancer:
(1) cancer cells can be selectively destroyed while most normal cells are spared, (2) the damaging effect of the photosensitizing agent occurs only when the substance is exposed to light and (3) the side effects are relatively mild. The laser light used in photodynamic therapy is directed through an optical fiber. The optical fiber is placed close to the cancer to deliver the proper amount of light. For example, the fiberoptic can be directed through a bronchoscope into the lungs for the treatment of lung cancer or through an endoscope into the esophagus for the treatment of esophageal cancer.

Our photodynamic therapy product line of photodynamic therapy solutions uses our own proprietary laser technology. When used in combination with a photosensitizing drug, photodynamic therapy provides the cancer therapy. As indicated, photodynamic therapy requires three-interacting elements: (1) a photosensitive drug that is absorbed by cancerous and abnormal cells, (2) a light source (laser) of a specific wavelength that activates the drug and (3) a delivery system, including a thin optical-fiber to guide the light source to the target area. Photodynamic therapy technology is only effective when these three components are working in concert. We have worked early in the clinical development process with photodynamic therapy drug companies to design a laser that optimizes the most effective wavelength in combination with their photodynamic therapy drugs.

In the U.S., regulatory approval by the FDA is given for each specific treatment in response to a specific pre-market approval application. Each pre-market approval application is generally addressed to a use for the device that the pre-market approval application specifies. The FDA considers photodynamic therapy a modality that requires a combination pre-market approval application, where the photodynamic therapy drug company, laser manufacturer and fiber manufacturer work together to obtain regulatory approval for the complete medical procedure. The lengthy regulatory approval process and FDA modality factor create significant obstacles to potential competition.

In August 2000, we and Axcan Pharma together received regulatory approval for our 630nm laser and OPTIGUIDE(R) fiber, and Axcan Pharma's Photofrin(R) drug used in the palliative treatment for late stage lung and esophageal cancers. In November 2000, we entered into a 5-year exclusive supply contract with Axcan Pharma for lasers. Axcan Pharma is developing other clinical applications using Photofrin(R), including treatment for Barrett's Esophagus, a pre-cursor to cancer of the esophagus. Axcan Pharma has pursued an application for FDA clearance for Photofrin(R) and our lasers and fibers for use in the treatment of Barrett's Esophagus. In December 2002, the FDA issued an approvable letter in connection with Axcan Pharma's application. Axcan Pharma announced that it received FDA clearance for the photodynamic therapy for Barrett's Esophagus in August 2003. In September 2004, our laser development and supply agreement with Axcan Pharma, dated August 2, 2000, was terminated and as a result, we are no longer distributing PDT lasers through Axcan Pharma. Sales to Axcan Pharma represented approximately 1% or less of our sales in 2003 and 2004. We expect to continue to market PDT lasers through our direct sales force and distributors, both domestically and internationally.

We currently believe that the potential market for our EVLT(R) product line is substantially larger than the potential market for our photodynamic therapy product line. We also expect sales of EVLT(R) products and services to account for an increasingly higher proportion of our total sales revenue as compared to photodynamic therapy products. Therefore, while we continue to pursue sales of our photodynamic therapy product line and to pursue development of new photodynamic therapy applications through the efforts of our collaborative partners, our present emphasis is on our EVLT(R) product line and we are concentrating our marketing and sales efforts towards the EVLT(R) product line.

FIBERS AND DISPOSABLE ITEMS

To address medical conditions with minimally invasive techniques, we offer physicians an integrated clinical solution, including a laser and disposable procedure kits or individual fibers. Optical fiber is the necessary system that delivers the laserlight during surgical, endovenous laser treatment and photodynamic therapy procedures. These sterile fibers, generally used only once to ensure sterility, can generate a steady stream of revenue. We sell self-contained EVLT(R) kits of disposable items, which include an optical fiber, a sheath that acts as an introduction for the fiber, a needle, a guidewire, a tray cloth and protective packaging. In some cases, we sell only the fiber.

The potential market for kits, fibers and other disposable items is driven by the adoption rate of the specific clinical procedure. We have and will continue to generate a disposable market by developing and promoting specific procedures, such as endovenous laser treatments. As EVLT(R) gains market share in comparison to vein-stripping and other varicose vein procedures, so will the volume of kits and fibers used in these treatments, and the volume of fibers we sell for use in these procedures is expected to increase.

OTHER CLINICAL APPLICATIONS

Our technologies are also used in general surgical applications as well as in dental applications. While our focus is on the development of specific clinical applications, such as varicose vein treatment with EVLT(R), other medical applications can be, and are being, performed with our lasers. For instance, the FDA has also cleared our diode laser technology for open and endoscopic surgical procedures, which are used to treat vascular and pigmented lesions. Potential clinical applications that we may address include:

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

Gastro-Intestinal Cancer: Cancer in the gullet will grow and block the tube stopping the patient from swallowing. The cancer can be reduced in size and the tube reopened using the laser. This relieves the symptoms allowing the patient to eat relatively normally, often returning home. It does not cure the cancer but produces a temporary improvement in quality of life.

Lung Tumors: Cancers in the lung will grow and obstruct the airways causing breathing problems for the patient. The cancer can be reduced in size and the airway reopened using the laser. This relieves the symptoms allowing the patient to breathe more normally. Again, this treatment does not cure the cancer, but produces a temporary improvement in quality of life.

Vascular Lesions: Although seen as primarily a cosmetic problem, vascular and pigmented lesions can have a profound effect on lifestyle especially when they occur in young people. For many years lasers have been used to treat such lesions with a high degree of success. Such procedures are simple to perform and the nature of the laser light allows for a high degree of precision while minimizing side effects. The laser can be used by shining it through the skin (transdermally) to reduce the lesions' appearance. Delivery of the laser energy is simplified by a range of specially designed hand pieces.

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

There are numerous processes for the development of products for these potential clinical applications. In general, however, each of them will require extensive preclinical studies, successful clinical trials and cleared pre-market approval applications or 510(k)s before they can generate significant revenues. We currently have no pending regulatory applications or clinical studies. We may rely on third parties, including our collaborative partners, to design and conduct any required clinical trials. If, we are not able to find appropriate third parties to design and conduct clinical trials, and if we do not have the resources to administer clinical trials in-house, this process may become even more lengthy and expensive. Since we collaborate with third parties, those parties generally maintain certain rights to control aspects of the application development and clinical programs. Our business depends in part on our ability to obtain regulatory approval for expanding applications and uses of our products. Therefore, delays or other related problems may adversely affect our ability to generate future revenues.

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

ORIGINAL EQUIPMENT MANUFACTURING

Our technology and manufacturing capability has attracted original equipment manufacturing (OEM) partners. In the typical original equipment manufacturing relationship, we produce the laser and other products to the original equipment manufacturing customer's specifications, which will then be marketed under the original equipment manufacturing's label. Our most significant original equipment manufacturing relationship is with Olympus in Japan, which is using our technology for surgical and dental applications. Our OEM business represents approximately 5% to 7% of total revenues in 2004 and 2003, respectively, and we expect it to continue to decline as a percentage of sales.

                                  MANUFACTURING

We manufacture our lasers with components and subassemblies that our subcontractors supply. We assemble and test each of our lasers at our Cambridge, England facility. Ensuring adequate inventory, continuous cost reduction and superior product quality are top priorities of our manufacturing operations. To achieve our goals, we work closely with our research and development, sales and marketing teams, and effectively manage a limited number of what we believe to be the most qualified suppliers.

We use a variety of materials, including mechanical, electronic, optical components and subassemblies for the lasers, plus other materials that our customers purchase for direct consumption, such as disposable items sold in kit form and fibers. We construct lasers in the UK using local high-quality supplies for metalwork components and subassemblies. We procure standard off-the-shelf-electronic components primarily from various UK and US suppliers. Because of their complexity, high quality requirements and relatively low volumes, we choose to procure our optical components from a single source.

Semiconductor laser diodes are used in optical disc drives, optical fiber telecommunications, printers and bar code scanners. No larger than a grain of salt, the diode chip converts electricity into laser light with such efficiency that power consumption and heat generation are reduced. Laser diodes are related to the LEDs used as indicator lights in most electrical devices. While LEDs produce light measured in milliwatts, high power laser diodes each produce several watts of laser light. Because laser diodes are semiconductor components, the products they support have no moving parts, are highly reliable and can be run from a wall socket power supply with only limited requirements to cool the components. The outcome of this miniaturization of laser technology is a portable, lightweight, highly reliable and easy to use laser. Like electronic semiconductors, management believes that semiconductor lasers will increasingly replace most other laser technologies.

To achieve power levels beyond that of a single laser diode, light may be coupled from multiple diodes. This may be achieved by attaching an optical fiber to the end of each diode and "bundling" the fibers together. This entails a number of optical fiber joints inside the laser system to guide and couple the light. Each optical joint reduces the amount of light that passes through the system and each joint also has a finite lifetime that is usually less than the life of the diode. As one optical joint fails, the others come under greater stress and are subject to an increased likelihood of cascade failure. The result is an inefficient optical transfer where power delivered through the working end of the fiber is only a small percentage of the power delivered by the diode.

Our core technology uses an optical arrangement to manipulate and combine the laser light in "free space," focusing the beams from multiple laser diodes into the final optical fiber. Our ability to combine the power from a large number of laser diodes results in a much higher efficiency of power delivered to the working site and in higher reliability than non-combined diodes because there are no optical joints to burn out. The focusing ability of this system also enables a concentrated delivery of power, as light is focused to a smaller area. This increased power density ultimately enables a wider variety of medical and other applications.

The most widely used medical diode laser emits laser energy at 810nm, producing light in the near infra-red portion of the spectrum. At powers of up to 60W and used in conjunction with a flexible optical delivery fiber, this wavelength can be used in various surgical applications to cut, close or vaporize soft tissue. Semiconductor diode chips at 630nm, 635nm, 652nm, 690nm and 730nm wave lengths are also available, permitting an even wider array of medical applications.

We also use a number of different laser diodes for our various products. Diodes for certain of our lasers are also currently single-sourced, although we are exploring available opportunities for dual sourcing. Currently, the majority of these suppliers are located in the U.S., Japan and Europe. In addition, we purchase the fibers contained in our clinical solution kits, and those fibers required to support our FibersDirect.com business, from suppliers in the U.S. Because most of our raw materials and components are available from various sources, we are currently developing qualified backup suppliers for each of these resources.

We currently outsource most of our manufacturing of disposable fibers used in EVLT(R), and other surgical procedures. We own the patent applications for certain EVLT(R) disposable fiber technology and subcontract the manufacturing to a third party. We subcontract the production of EVLT(R) kits of disposable items, consisting principally of a fiber, a sheath used to introduce the fiber into a vein, a guide wire, and a needle used to insert the sheath. Each of these EVLT(R) components is currently purchased from third parties. We purchase disposable fibers used in other surgical procedures directly from third parties.

We are required to manufacture our products to comply with the international standard BS EN ISO 13485:2003 and the FDA's Quality System Regulations, or "QSR." The ISO 13485 and QSR standards detail the methods and documentation of the design, testing, control, labeling, packaging, storage and shipping of our products. Our manufacturing facility is subject to periodic audits by regulators who conduct inspections that must be satisfactory for us to maintain ISO approval, and it is also auditable by the FDA. Our failure to maintain compliance with the ISO 13485 and QSR requirements could result in the closure of our manufacturing operations and the recall of our products. If one of our suppliers were not to maintain compliance with our quality requirements, we might have to qualify a new supplier and could experience manufacturing delays as a result. In November 1999, we became certified to manufacture in the United Kingdom and upgraded to BS EN ISO 13485: 2001. In 2002, we underwent an FDA Quality Systems Regulation Inspection and received a satisfactory letter in from the FDA as a result of this inspection. In 2004 we successfully completed an external audit which allowed us to upgrade to BS EN ISO 13485:2003

                               SALES AND MARKETING

In the U.S., we sell, market and distribute our products and services through a direct sales force. Our primary sales focus in the U.S. has been the commercialization of EVLT(R). We initially used independent sales representatives, switching to a direct sales force during the second half of 2002 to better manage the dynamics of selling clinical applications, including lasers and disposable products. In 2004, we increased our number of direct sales representations from 10 to 20. We will continue to monitor sales activities and strategies and adjust the number of direct sales representatives, independent sales representatives and distributors to address market needs and opportunities in the future.

Internationally, we sell, market and distribute our products and services through a global network of distributors. We typically commit our distributors to minimum product purchases, and we may terminate our relationships with distributors who do not meet those minimum purchase levels. We have not given our distributors price protection or product return rights. We do not remotely monitor inventory levels of our products once we sell them to distributors, but may obtain that information as needed by our contact with the distributor. We also develop and maintain strategic marketing alliances for international sales and marketing. These alliances exist under agreements with companies such as Olympus ProMarketing, Inc. Each of these agreements relates to certain products and market segments.

We target our marketing efforts to physicians through office visits, trade shows and trade journals, and to consumers through point of service information brochures and our websites, www.evlt.com (which provides information to patients and physicians about EVLT(R)) and www.fibersdirect.com (which provides product and pricing information to prospective customers about our available optical fibers). Our sales philosophy includes establishing strong collaborations with well-known professionals in the industry regarding our technology platforms, compiling substantive clinical data and supporting the publication of peer review articles. With respect to EVLT(R), we believe that we have collected more clinical data regarding our products and their application than any of our competitors in the endovenous laser treatment market.

In November 2000, we formed FibersDirect.com, a U.S. business unit that acts as a direct marketing conduit by providing on-line information for available products and access to our sales staff by e-mail. FibersDirect.com enables distribution of fibers directly from the manufacturer to the end-user. Our OPTIGUIDE(R) fibers, used in photodynamic therapy cancer treatments, are promoted via FibersDirect.com.

In 2003, no customer accounted for more than 10% of our revenues, and U.S. sales represented 63% of total revenue. In 2004, no customer accounted for more than 10% of our revenues and approximately 66% of our sales were generated in the U.S. Going forward, we believe that our annual dependence on any individual customer or group of customers should decrease because we expect more of our revenues to be generated from sales of EVLT(R) to individual physician practices and hospitals rather than to large-scale distributors. In addition, we believe that our percentage of sales generated domestically should increase as EVLT(R) market penetration in the U.S. increases.

In 2005, we will continue to focus on the development and growth of EVLT(R) sales worldwide. We will continue to support the development and approval of new applications for photodynamic therapy products, and to continue our research and development efforts aimed at enhancing our products' effectiveness and manufacturing efficiencies.

                                   COMPETITION

The medical device industry is highly competitive and regulated and is subject to rapid and substantial technological change. We compete primarily on the basis of performance, brand name, reputation and price. Developments by others, both public and private, may render our products noncompetitive or obsolete, or we may be unable to keep pace with technological developments and other market factors. Existing and potential competitors may develop products and clinical solutions that could prove to be more effective, safer or less costly than our products and clinical solutions. Many of these competitors have significantly greater financial and human resources than we do, and have established reputations as well as worldwide distribution channels that are more effective than ours. Such competition involves an intensive search for technological innovations and the ability to market these innovations effectively. The introduction of new products and clinical applications by competitors may result in price reductions, reduced margins, loss of market share and product replacements, even for products protected by patents. There can be no assurance that competitors, many of which may have made substantial investments in competing technologies, would not prevent, limit or interfere with our ability to make, use or sell our products either in the United States or in international markets. To compete effectively in the marketplace, we require the financial resources to effectively support our activities in research and development, regulatory compliance, quality control, sales and marketing, distribution and technical information and training services.

In the vein treatment market, our competitors include manufacturers and marketers of surgical and radiofrequency devices, and pharmaceutical companies that provide drugs used in sclerotherapy and other vascular diseases. Within the specific endovenous laser treatment market which our EVLT(R) products serve, Biolitec A.G., AngioDynamics, Inc., Vascular Solutions, Inc., New Star Lasers, Inc., d/b/a CoolTouch, Inc. and Dornier MedTech GmbH are our main competitors for surgical diode lasers. AngioDynamics does not manufacture lasers or optical fiber and we understand it currently has an original equipment manufacturing agreement with Biolitec for these goods. AngioDynamics received FDA clearance for its device in November 2002, approximately 10 months after Diomed, while CoolTouch recently received FDA clearance for its laser treatment of varicose veins on September 30, 2004. Biolitec, Lumenis and Dornier, among others, are our competitors in the general surgical laser market. AngioDynamics, Total Vein Solutions, Inc. and Vascular Solutions, Inc. currently compete with us for sales of kits used in endovenous laser treatment.

We believe that our EVLT(R) system and comprehensive physician management tools are superior to the products offered by our direct competitors. EVLT(R) uses a laser wavelength that has been proven effective in FDA trials and in peer reviewed data. Compared to varicose vein treatments using radiofrequency as offered by our competitor, VNUS Technologies, Inc., Diomed's EVLT(R) treatment is a faster procedure, uses substantially less expensive disposables, has clinically proven results that are superior to the results reported for VNUS and does not have any of the serious complications reported by VNUS. EVLT(R) offers physicians comprehensive practice management tools, including physician training and practice development. Dornier, Biolitec and AngioDynamics offer some practice management assistance, but we believe that, to the extent offered, our competitors' practice management tools are significantly less comprehensive than ours.

In the cancer treatment market, our competitors include manufacturers and marketers of surgical and radiation therapy devices, and all the pharmaceutical companies that provide various drugs used in chemotherapy and immunotherapy. Within the specific photodynamic therapy market, Lumenis, Laserscope and Biolitec are our main competitors. We currently have one FDA-cleared diode laser in the U.S. for photodynamic therapy cancer applications, which is used in conjunction with Axcan Pharma's Photofrin(R) drug for late stage lung and esophagus cancers.

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

      - failure to achieve market acceptance for our photodynamic therapy product line, and loss of market share.

                 PATENTS, TRADEMARKS AND PROPRIETARY TECHNOLOGY

We hold U.S. and international patents for inventions endovenous laser treatment of varicose veins, solid state laser diode light source, high power light source, peltier-cooled and medical spacing guide. These patents expire from 2011 to 2019.

In June 2002, the U.S. Patent and Trademark Office issued Patent No. 6,398,777 ("Endovascular laser device and the treatment of varicose veins"). We formerly licensed technology for the EVLT(R) process from one of its inventors, Dr. Robert Min, on a non-exclusive basis, although Dr. Min had agreed not to license the process technology to any third party so long as we complied with our obligations under the agreement. On September 3, 2003, Diomed acquired exclusive rights to U.S. Patent No. 6,398,777 and related foreign patents for endovenous laser treatment of varicose veins, in two transactions.

In the first transaction, Diomed purchased the interest in the EVLT(R) patent owned by one of its five named inventors, Dr. Robert J. Min. This transaction was completed under a purchase agreement between Diomed and Dr. Min entered into on July 23, 2003. On September 3, 2003, Diomed paid the purchase price set forth in the Purchase Agreement (consisting of $500,000 in cash and options to purchase 40,000 (as adjusted by the 1:25 reverse split, effective June 17, 2004) shares of our common stock) in exchange for Dr. Min's assignment to Diomed of his interest in the EVLT(R) patent. Diomed has agreed to pay to Dr. Min variable payments based on Diomed's sales of products using the EVLT(R) patent. Dr. Min had previously licensed the EVLT(R) patent to Diomed and had served as a consultant to Diomed. Dr. Min's consulting agreement with Diomed was amended to reflect the changes in the relationship between him and Diomed as a result of Diomed's acquisition of the EVLT(R) patent rights. Dr. Min is expected to continue to act as a consultant to Diomed under the revised consulting agreement.

In the second transaction, Diomed licensed, on an exclusive basis, the EVLT(R) patent from Endolaser Associates, LLC, the assignee of interest in the EVLT(R) patent from the other four named inventors. This transaction was completed under a license agreement between Diomed and Endolaser Associates entered into on July 11, 2003. On September 3, 2003, Diomed paid Endolaser Associates $1,500,000 in cash in exchange for the exclusive license granted by Endolaser Associates on behalf of the four inventors who had assigned their interest in the EVLT(R) patent to Endolaser Associates. Diomed is to make additional payments totaling $2,500,000 in 10 quarterly installments of $250,000 each, commencing October 1, 2003. Diomed paid all such payments due through December 31, 2004. Diomed has agreed to pay ongoing variable royalties based on Diomed's sales of products subject to the EVLT(R) patent.

Together with Dr. Min and his associate, Dr. Stephen Zimmet, we also invented fiber technology that we use with our EVLT(R) products. Drs. Min and Zimmet assigned to us their rights to a patent application regarding this technology. As of March 1, 2005, this patent application was still pending before the U.S. Patent and Trademark Office. We pay a fee for our sale of fibers incorporating this technology. Doctors Min and Zimmet also provide services to us on an ongoing basis to educate physicians on the use of our EVLT(R) products, and we pay them fees for these services.

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

For a detailed discussion of current litigation involving our intellectual property, see "Legal Proceedings."

We also seek to protect our proprietary technology and processes in part by confidentiality agreements with our collaborative partners, employees and consultants. These third parties may breach their agreements with us, and we may not have adequate remedies for their breach. Also, competitors may independently learn or discover our trade secrets.

                              GOVERNMENT APPROVALS

The FDA and comparable international regulatory bodies regulate our medical device products and their applications.

In the United States, our products are regulated as medical devices by the FDA under the Federal Food, Drug, and Cosmetic Act, or FDC Act, and require clearance of a premarket notification under Section 510(k) of the FDC Act or approval of a PMA application, under Section 515 of the FDC Act prior to commercialization. Pursuant to the FDC Act, the FDA regulates, among other things, the following aspects of medical devices:

      -  product design and development;

      -  product testing for safety and efficacy;

      -  product manufacturing;

      -  product labeling;

      -  product storage;

      -  pre-market clearance or approval;

      -  product sales and distribution;

      -  record keeping;

      -  reporting of adverse events; and

      -  corrective actions, recalls and removals.

In addition, in conjunction with the Federal Trade Commission, the FDA regulates the advertising and promotion of the medical devices in the United States. Failure to comply with the applicable requirements can result in sanctions such as warning letters, fines, injunctions, civil and criminal penalties against us, our officers, and our employees, recall or seizure of products, total or partial suspension of production, refusal of the government to grant premarket clearance or premarket approval for devices, withdrawal of marketing approvals and recommendation that we may not be permitted to enter into government contracts.

Unless an exemption applies, each medical device we wish to commercially distribute in the U.S. will require either prior clearance by the FDA on the basis of what is called a "510(k) application," or a pre-market approval ("PMA") application. The FDA classifies medical devices that are manufactured or sold in the U.S. into one of three classes. Devices deemed to pose lower risks are placed in either class I or II, which requires the manufacturer to submit to the FDA a pre-market notification requesting permission to commercially distribute the device. This process is generally known as 510(k) pre-market notification. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device, are placed in class III, requiring pre-market approval upon a PMA application submitted by the applicant.

Our laser devices require either 510(k) or pre-market application approval, depending on the clinical application sought. Our devices generally qualify for clearance under 510(k) procedures. To obtain 510(k) clearance, we must submit a pre-market notification demonstrating that our proposed device is substantially equivalent to a previously cleared 510(k) device or a device that was in commercial distribution before May 28, 1976 (the date that the FDA called for the submission of PMA applications). The FDA's 510(k) clearance review has recently taken from three to twelve months from the date the application is submitted, but it can take significantly longer.

After a device receives 510(k) clearance, any material changes, major design changes, changes to the safety and efficacy of the product, new claims or indications for use and new technology with no prior history of use in medical devices are subject to a new 510(k) clearance requiring a rigorous demonstration of substantial equivalence to a currently marketed device and or clinical trials. Any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or, alternatively, could require pre-market approval. The FDA requires each manufacturer to make this determination initially, but the FDA can review any such decision and can disagree with a manufacturer's determination. If the FDA disagrees with a manufacturer's determination, the FDA can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or obtain pre-market approval. If the FDA requires us to seek 510(k) clearance or pre-market approval for any modifications to a previously cleared product, we may be required to cease marketing or recall the modified device for the unapproved, or so called "offlabel," use until we obtain this clearance or approval. Also, under these circumstances, we may be subject to significant regulatory fines or penalties. We expect that any additional applications that we may seek for our existing laser products will require pre-market approval. The FDA requires pre-market approval for each specific clinical procedure.

We are the first company to receive FDA clearance for use of lasers and related applications in endovenous laser treatment and first diode laser manufacturer to receive FDA clearance for use of lasers in photodynamic therapy cancer treatments. In January 2002, we received FDA clearance for use of endovenous laser treatment in the U.S., in respect of our EVLT(R) product line, making us the first company to receive FDA clearance for this modality and use. Specifically, the FDA approved our EVLT(R) surgical laser and procedure kit as intended for use in ablation of the greater saphenous vein of the thigh in patients with varicose veins, and the FDA specifically found that the FDA would not require us to submit a pre-market approval application for this use. In December 2002, the FDA granted clearance for the use of EVLT(R) for expanded indications, namely, the use of our D15plus and D30plus diode lasers and disposable kits for the treatment of varicose veins and varicosities associated with the superficial vein reflux of the greater saphenous vein. In December 2004, we obtained FDA clearance authorizing the use of our laser and procedure kits for treatment of venous incompetence and reflux of other superficial veins in the lower extremity.

In August 2000, we and Axcan Pharma received regulatory approval for our 630nm laser and OPTIGUIDE(R) fiber, and Axcan Pharma's Photofrin(R) drug used in the cancer treatment for late stage lung and esophageal cancers. In August 2003, Axcan Pharma announced that it received FDA clearance in connection with an application it had made for expanded indications of the use of Photofrin(R) in conjunction with our photodynamic therapy laser products for the treatment of Barrett's Esophagus. In September 2004, our laser development and supply agreement with Axcan Pharma, dated August 2, 2000, was terminated and as a result, we are no longer distributing PDT lasers through Axcan Pharma. Sales to Axcan Pharma represented approximately 1% or less of our sales in 2003 and 2004. We will continue to market PDT lasers through our direct sales force and distributors, both domestically and internationally.

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

Our failure to comply would initially result in a warning letter from FDA informing us of the noncompliance. Action to correct the non-compliance range from a field correction, such as new labeling being sent to existing customers by mail, to a formal recall of the labeling and replacement with compliant material. As compliance with existing regulations is included in our new product development protocol, it is unlikely a non-compliance will occur. Labeling and new product compliance are reviewed at discrete intervals during new product development by regulatory and compliance departments prior to the release of any new products.

International sales of our products are subject to strict regulatory requirements, which vary substantially from country to country. Our key international markets are the European Union, Japan, Australia, South Korea, Peoples Republic of China and Canada. The time required to obtain clearance or approval by a foreign country may be longer or shorter than that required for FDA clearance or approval, and the requirements may be different.

The European Union, which consists of fifteen countries encompassing most of the major countries in Europe, has adopted numerous directives and standards regulating the design, manufacture, clinical trials, labeling and adverse event reporting for medical devices. Devices that comply with the requirements of a relevant directive may bear the CE conformity marking indicating that the device conforms with the essential requirements of the applicable directives and, accordingly, may be commercially distributed throughout Europe. ISO 9001 certification is one of the CE Mark certification requirements. In November 1999, our facility was awarded ISO 9001 and EN 46001 certification, thereby allowing us to apply the CE mark to our products and market them throughout the European Union. In September 2001, we were the first company to receive the CE mark of approval for marketing endovenous laser therapy products in Europe.

Outside of the European Union, we must obtain country-by-country approval to import our products. Certain countries, such as Switzerland, have voluntarily adopted laws and regulations that mirror those of the European Union with respect to medical devices.

                            THIRD-PARTY REIMBURSEMENT

A patient's ability to secure reimbursement for our existing and future products is critical to our success. In the U.S., health care providers generally rely on third-party payors, principally private health insurance plans and Medicare and Medicaid, to reimburse all or part of the cost of procedures in which medical devices are used. However, we cannot assure that EVLT(R) and photodynamic therapy, and future products that we develop in connection with photodynamic therapy, endovenous or other medical and clinical procedures, will be reimbursed, or that the amounts reimbursed to physicians would be adequate.

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

Reimbursement by third-party payors is often positively influenced by the existence of peer-reviewed publications of safety and efficacy data and recommendations by knowledgeable physicians. With regard to EVLT(R), we currently exceed the competition in the magnitude of clinical data we have compiled, and we are currently the only company to have peer-reviewed articles published in scientific journals addressing endovenous laser treatment. A study, entitled "Endovenous Laser Treatment of Saphenous Vein Reflux: Long-Term Results," was published in the August 2003 issue of the Journal of Vascular and Interventional Radiology. This study shows what we believe to be excellent long-term results for the removal of varicose veins caused by reflux of the greater saphenous vein. The study was co-authored by Dr. Robert Min, Director of Cornell Vascular in New York and Vice-Chairman of Radiology at Weill Medical College of Cornell University. Dr. Min is a consultant to Diomed, and is an inventor of the EVLT(R), who sold his rights to this patented technology to Diomed on September 3, 2003. Dr. Min assists Diomed in physician training and in the development of medical treatments using EVLT(R). For further details of this study, see "Products, Competencies and Market Opportunities--Endovenous Laser Treatment."

Additionally, we believe that our significant investment in proactive reimbursement activities has produced dramatic results in both the number and breadth of insurance carriers willing to provide positive EVLT coverage. The list of private, regional and national insurance providers with positive coverage policies on EVLT(R) has grown significantly, driven in large part by the addition of UnitedHealth Group Inc. UnitedHealthcare has joined other organizations such as Aetna Inc., Cigna Health Care and Humana Inc. along with an extensive list of independent Blue Cross Blue Shield and Medicare (Part B) carriers now providing our growing EVLT(R) patient base with access to broad insurance coverage.

On November 4, 2004, the Center for Medicare and Medicaid Services (CMS) established reimbursement codes for laser ablation as a mode of treatment for superficial vein disorders, including EVLT(R) for varicose veins. The new codes, which are established by the American Medical Association and the CMS, form the basis for Medicare and Medicaid reimbursement across the U.S. and became effective January 1, 2005. With the addition of Medicare/Medicaid reimbursement we list over 54 coverage policies representing over 200 million covered lives.

Under the new codes, doctors performing the EVLT(R) procedure in an office or clinic setting are reimbursed an unadjusted base rate of $2,041 for the first vein treated under code #36478; second and additional veins at a base rate of $437 under code #36479. When performed in a hospital setting, the new codes allow for professional (Part B) payments of $364 for the first vein treated and $178 for the second and additional veins, along with applicable hospital facility fees. These base rates are adjusted for regional cost differences.

Reimbursement systems in international markets vary significantly by country and, within some countries, by region. Reimbursement approvals must be obtained on a country-by-country basis or a region-by-region basis. In addition, reimbursement systems in international markets may include both private and government-sponsored insurance. We cannot be certain that we will be able to continue to obtain such approvals in a timely manner, if at all. If we fail to receive acceptable levels of international reimbursement approvals, market acceptance of our products in those countries is likely to be adversely affected.

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

In addition, cost control initiatives could adversely affect our business in a number of ways, including:

      - decreasing the price we, or any of our partners or licensees, receive for any of our products;

      - preventing the recovery of development costs, which could be substantial; and

      -  limiting profit margins.

                                  RISK FACTORS

We develop, manufacture and sell laser-based medical devices and related disposables in the United Sates and elsewhere in the world. We describe below certain risk factors that are associated with our business, our focus and our mission. If any of the following risks actually occur, they may adversely affect our business, the results of our operations, our cash flows or out ability to achieve our business objectives.

The following risks relate primarily to general business issues including, our business plan, operations, revenues, losses, manufacturing, distribution, sales, marketing, distribution and personnel:

WE HAVE A HISTORY OF SIGNIFICANT OPERATING LOSSES. WE MAY NOT EVER ACHIEVE OR MAINTAIN PROFITABILITY.

We have incurred significant operating losses since our inception, and, as of December 31, 2004, we have accumulated a deficit of approximately $69 million, including $16 million in non-cash interest expense. We may continue to incur operating losses, depending largely upon the commercial success of our EVLT(R) product line. We will need to generate revenues in excess of our losses to become profitable, and we may be unable to do so. If we do not become profitable, the value of our common stock may decline.

Our operating losses may increase as we continue to incur costs for research and development, regulatory, sales and marketing, manufacturing and general corporate activities. Whether we achieve and maintain profitability depends in part upon our ability, alone or with others, to successfully complete the development of future clinical applications, obtain required regulatory clearances and sell our products at profitable prices.

YOU MAY HAVE DIFFICULTY EVALUATING AN INVESTMENT IN OUR STOCK BECAUSE WE HAVE A LIMITED OPERATING HISTORY IN OUR CURRENT MARKETS.

Although we were founded in 1991, we have only commercially offered the products used in our EVLT(R) product line since late 1999 in Europe and January 2002 in the United States. As a result, you can only evaluate our business based on this very limited operating history. This short history may not provide an adequate basis for you to fully assess our ability to successfully develop or achieve market acceptance of our products, or to respond to competition.

OUR REQUIRED EXPENDITURES MAY EXCEED OUR BUDGETED EXPENSES, AND WE MAY NOT BE ABLE TO PAY FOR UNANTICIPATED EXPENSES OUT OF REVENUE OR OBTAIN ADDITIONAL INVESTMENT CAPITAL TO FUND THESE EXPENSES.

In November 2003, we completed a private placement equity financing transaction pursuant to which we raised gross proceeds of $22,000,000 and satisfied $1,200,000 in debt which we had incurred in a May 2003 bridge financing.

In April 2004, we completed a targeted offering to stockholders of records as of August 29, 2003, pursuant to which we raised gross proceeds of $3,000,000.

In October 2004, we completed a private placement equity and debt financing transaction pursuant to which we raised gross proceeds of $10,600,000. For further details, see "Recent Developments - Private Placement Equity and Debt Financing in September 2004."

We have applied, and will continue to apply these proceeds, together with our operating revenue, to pay for our general working capital needs. However, the capital which we received from our 2003 and 2004 equity and debt financings may not be sufficient to pay for all of our required expenditures if we have underestimated our expenditures or have overestimated our revenues when we prepared our business plan. We may need additional resources to fund the growth, acquisitions and working capital that our business plan envisions. The timing and amount of our future capital requirements will depend on many factors, including:

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

WE MAY NEED TO EXPAND OUR EXISTING MARKETING AND SALES RESOURCES.

Our marketing and sales resources may not be adequate for the successful commercialization of our products. Currently, we rely primarily on direct sales representatives for the U.S. market and independent distributors for the international market. Direct sales representatives are our employees. Direct sales representatives are paid a salary plus commissions on sales they make. Distributors purchase products from us and then resell our products and services to third parties. Our officers and employees develop and implement our marketing strategy, although we do periodically engage non-employee consultants, acting as independent contractors, to assist us in these efforts.

Market forces, such as increasing competition, increasing cost pressures on our customers and general economic conditions, may require us to devote more resources to our sales and marketing efforts, such as changing the composition of our sales and marketing staff and changing our marketing methods. These changes may result in additional expenses. For example, we will incur additional salary expenses if we increase hiring of direct sales representatives to replace independent sales representatives or distributors that we use. Similarly, if we increase our reliance on marketing efforts, we will incur greater costs.

As we expand our sales force and increase our marketing activities, we cannot make any assurances that those efforts will result in more sales or higher revenue. Further, even if we increase our spending on sales and marketing, we may not be able to maintain our current level of sales.

WE MAY NEED TO EXPAND OUR EXISTING MANUFACTURING AND DISTRIBUTION CAPABILITIES.

Our manufacturing and distribution capabilities, and any current or future arrangements with third parties for these activities, may not be adequate for the successful commercialization of our products.

To be successful, we must manufacture our products in commercial quantities and at acceptable costs as required by the FDA and other regulators. We currently have the capacity to manufacture products at certain commercial levels within existing good manufacturing practices. Future regulatory clearances by the FDA and other regulatory agencies could result in the need to expand our manufacturing operations. If we expand our manufacturing capabilities, we may need to spend substantial funds, hire and retain significant additional personnel and comply with extensive regulations. If we are not able to expand our manufacturing capabilities, or are unable to continue to comply with good manufacturing practices, our ability to grow and to maintain our competitiveness may be significantly hindered.

WE RELY ON OUR AGREEMENTS WITH OUR SUPPLIERS. IF WE FAIL TO MAINTAIN OR ESTABLISH THESE AGREEMENTS, WE MAY NOT BE ABLE TO OBTAIN MATERIALS THAT ARE NECESSARY TO DEVELOP OUR PRODUCTS AND THEIR APPLICATIONS.

We depend on outside suppliers for certain raw materials and other components for our products, including the diodes for our lasers. Raw materials or components that we need may not always be available at our standards or on acceptable terms, if at all, and we may be unable to get alternative suppliers or produce needed materials or components on our own. If we cannot obtain these raw materials or components, we may be unable to make our products in sufficient quantities to meet our customers' needs. Moreover, lead times for components and materials may vary significantly depending on the size of the order, specific supplier requirements and current market demand for the components. Inability of our suppliers to meet our requirements on a timely basis could interrupt our production until we obtain an alternative source of supply. To date, we have not experienced significant delays in obtaining any of our products.

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

We have limited resources to attract and retain personnel. Our ability to compensate and provide incentives to management and our employees depends on our financial resources and the availability of equity compensation. In the second quarter of 2003, the board of directors approved a new stock option plan providing for up to 1,600,000 shares of common stock to be issued to our officers, directors, employees and consultants. We have granted incentive awards for shares under this plan, and as of March 23, 2005, 29,766 shares were available for future grants under the 2003 incentive plan. This amount may not be adequate for our needs, and we may wish to adopt a new incentive plan or increase the number of shares available under our existing plans. Any new incentive plan will require stockholder approval before we may grant any stock options or other equity compensation under a new plan.

In addition, our directors and senior officers are likely to require that we maintain directors' and officers' insurance at levels comparable to that which we have maintained in the past. The premiums for this coverage represent a significant expense and are subject to substantial increases if the insurance market becomes more limited. Our current directors' and officers' liability insurance policies provide this coverage through February 2006. If we are unable to provide adequate compensation or are unable to obtain sufficient directors' and officers' insurance coverage, we may not be able to attract or retain key personnel.

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

International revenue accounted for approximately 37% of our total revenue in 2003 and 34% of our total revenue in 2004. Our key international markets are the European Union, Japan, Australia, South Korea, Peoples' Republic of China and Canada. Outside of the European Union, we must obtain country-by-country approval to import our products. Fluctuations in currency exchange rates may negatively affect our ability to compete against products denominated in local currencies. Our international sales are made through international distributors and their wholly-owned subsidiaries with payments to us typically denominated in the local currencies of the United Kingdom and Europe and in U.S. dollars in the rest of the world. We believe that the U.S. is the single largest market for our EVLT(R) product line. We anticipate that the comparative portion of our total revenues derived from international sales will decrease as sales of our EVLT(R) product line in the U.S. increase, with our emphasis on EVLT(R) in the U.S. However, we expect that international sales will continue to provide a significant portion of our total revenues.

BUSINESS INTERRUPTIONS COULD KEEP U.S. FROM DEVELOPING OUR PRODUCTS' CLINICAL APPLICATIONS AND INCREASING OUR REVENUES.

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

IF WE OR OUR SUPPLIERS FAIL TO COMPLY WITH APPLICABLE MANUFACTURING REGULATIONS, OUR BUSINESS COULD BE HARMED.

We and our key component suppliers are required to demonstrate and maintain compliance with the FDA's Quality System Regulation, or QSR. The QSR sets forth the FDA's requirements for good manufacturing practices of medical devices and includes requirements for, among other things, the manufacturing, packaging, labeling and distribution of such products. The FDA enforces the QSR through inspections. The FDA conducted its most recent QSR inspection in 2002 and the FDA issued a satisfactory letter to us after this inspection. We cannot assure you that we or our key component suppliers are or will continue to be in compliance or that we will not encounter any manufacturing difficulties. Furthermore, we cannot assure you that if we need to seek new suppliers to satisfy our business requirements, we will be able to locate new suppliers which are in compliance with regulatory requirements. Our failure to do so will have a material adverse effect on our ability to produce our products and on our profitability.

MARKET ACCEPTANCE OF OUR FUTURE PRODUCTS OR THEIR USES IS UNCERTAIN. FAILURE TO ACHIEVE MARKET ACCEPTANCE WILL HARM OUR BUSINESS' OVERALL CHANCES FOR PROFITABILITY.

Our long term business plan envisions that we will market medical products in addition to our current EVLT(R) and photodynamic therapy product lines. These future products will likely require regulatory approval prior to commercialization. Even if regulators approve our future products for marketing, these products may not achieve market acceptance. Our revenues would suffer as a result. The degree of market acceptance will depend upon a number of factors, including:

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

For example, since most photodynamic therapy treatments still are in clinical trials, there is no long-term safety or efficacy data available. The medical profession may, therefore, prefer to prescribe conventional alternatives to PDT, such as surgery, chemotherapy and radiation. If our future products and clinical applications are not accepted due to these or other factors, our business will not develop as planned and may be harmed.

The following risks relate principally to our commercialization of our current and future products and their clinical applications:

SOME OF OUR PRODUCTS MAY NEVER BE SUCCESSFULLY COMMERCIALIZED, AND, THEREFORE, THESE PRODUCT LINES MAY NEVER BECOME PROFITABLE OR ALLOW US TO RECOUP EXPENSES INCURRED IN THEIR DEVELOPMENT.

We must be able to effectively develop, market and sell our products in order to make a profit. Commercialization depends upon:

   - successfully completing development efforts of our collaborative partners, including finding new clinical applications for our existing products;

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

IF WE FAIL TO GAIN MARKET ACCEPTANCE OF OUR PRODUCTS, OUR BUSINESS WOULD SUFFER.

We are introducing novel products and technology into the vein treatment market. The vein treatment market is dominated by vein stripping procedures which are well established among physicians, have extensive long-term data, and are routinely taught to new surgeons. As a result, we cannot be certain of gaining widespread acceptance of our products and therefore may not achieve expected revenues or ever become profitable.

To achieve growth in sales of our EVLT(R) product line over time, we believe we must continue to penetrate the market for the treatment of vein disease and expand physicians' education with respect to the EVLT(R) product line.

DEVELOPMENT AND SALES OF OUR PDT PRODUCTS ARE DEPENDENT ON A NUMBER OF FACTORS BEYOND OUR CONTROL, AND OUR ESTIMATES REGARDING OUR PDT PRODUCTS MAY BE UNRELIABLE.

Our understanding of the market for photodynamic therapy (PDT) is derived from a variety of sources, and represents our best estimate of the overall market size presented in certain disease areas. The actual market size and our market share, depend upon a number of factors, including:

      - competitive treatments, either existing or those that may arise in the future;

      -  our products' performance and subsequent labeling claims; and

      -  actual patient population at and beyond product launch.

Actual results may vary from our estimates regarding these and other factors, which could result in performance of our PDT products that differs from our expectations.

Moreover, our sales of our PDT product line are dependent upon the clinical development process and the commercialization of PDT drugs by photodynamic therapy drug companies which use our PDT products in combination with their PDT drugs. As a result, our sales may fluctuate in relation to the timing of PDT drug companies achieving their strategic initiatives. We have limited ability to influence the commercialization by PDT drug companies of their PDT drugs.

In addition, like any new clinical solution, PDT has to show long term results in order to gain acceptance. The cancers that photodynamic therapy is being developed to treat are slow to develop and acceptance of the procedure requires long term follow up. As a result, there is currently a lack of long term clinical data for photodynamic therapy. Furthermore, the diversity of cancers requires us to obtain data based on each type of cancer studied. Also, photodynamic therapy may cause a photosensitivity side effect in certain patients such that they are highly sensitive to sunlight for several days. In some patients this side effect may cause skin burns if the patient is exposed to sunlight. These factors may impair our ability to develop and market our PDT products. Other factors may slow the growth of a market for PDT procedures, and these factors may be beyond our control.

Although we currently focus on our EVLT(R) product line, our business and results of operation will suffer if we are unable to effectively commercialize our PDT products.

HEALTH CARE REIMBURSEMENT FOR OUR FUTURE PRODUCTS AND THEIR APPLICATIONS REMAIN UNCERTAIN AND WE MAY BE UNABLE TO ACHIEVE MARKET ACCEPTANCE OR GENERATE PROJECTED REVENUES WITHOUT ROUTINE COVERAGE BY MEDICAL INSURANCE.

Our principal product line is EVLT(R). The American Medical Association and the Center for Medicare and Medicaid Services has established reimbursement codes for laser ablation as a mode of treatment for superficial vein disorders, including our EVLT(R) product line for varicose veins. The new codes form the basis for Medicare and Medicaid reimbursement across the U.S. and became effective January 1, 2005. The creation of these codes, combined with existing insurance carriers policies in the U.S., represent over 200 million covered lives in the U.S.

It still remains, however, that various health care providers and third party payors may refuse to cover our future products and/or their particular medical applications. If the patients who use our treatments do not obtain coverage, patient demand for our applications may decrease and as a result, physicians may not purchase our products. Our ability to commercialize our future products successfully depends, in part, on the extent to which third parties make reimbursement available for these products and related treatments. These third parties include collaborative partners, government health administration authorities, private health insurers, managed care entities and other organizations. Increasingly, these payors are challenging the price of medical products and services and establishing protocols and formularies, which effectively limit physicians' ability to select products and procedures. Uncertainty exists as to the reimbursement status of health care products, especially innovative technologies. Additionally, reimbursement coverage, if available, may not be adequate for us to achieve market acceptance of our future products or to maintain price levels sufficient for us to realize an appropriate return on our products. Medicare and other insurance reimbursement levels could be reduced or eliminated in the future. If payors decide not to continue covering our products or to reduce reimbursement levels, our sales may not meet our expectations.

Further, our strategy depends in part on our collaborative partners. As a result, our ability to commercialize our products may be hindered if cost control initiatives, such as reducing reimbursement rates or amounts, adversely affect our collaborators or the clinical applications they market or are seeking to develop.

FAILURE TO OBTAIN PRODUCT APPROVALS OR COMPLY WITH ONGOING GOVERNMENTAL REGULATIONS COULD ADVERSELY AFFECT OUR ABILITY TO MARKET AND SELL OUR PRODUCTS AND SERVICES AND COULD RESULT IN LOSSES.

We have been successful in receiving governmental clearances for the products listed below along with their indications for use:

         PRODUCT                                  INDICATION FOR USE

EVLT(R)kit and D15 plus diode laser   Closure of the greater saphenous vein
                                      with reflux of the thigh in patients with superficial vein reflux and venous incompetence and reflux of superficial veins in the lower extremity

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

EVLT(R) kit and D15 plus and
D30 plus diode lasers                 Treatment of varicose veins and
                                      varicosities associated with the
                                      superficial vein reflux of the greater
                                      saphenous vein

The production and marketing of our products and our ongoing research and development, preclinical studies and clinical trial activities are subject to extensive regulation and review by numerous governmental authorities in the United States, including the FDA, and similar regulatory agencies in other countries. Before we can market them, most medical devices that we develop, and all of the drugs we use in conjunction with those devices, must undergo rigorous preclinical studies and clinical trials and clear an extensive regulatory process administered by the FDA and comparable foreign authorities. These processes involve substantial costs and can often take many years. As a result of the required up-front costs for regulatory approval and relatively long time between developing a product and being able to generate revenue, we may incur losses and negative cash flows. Regulations provide that failure to comply with the applicable requirements can, among other things, result in non-approval, suspensions of regulatory approvals, fines, product seizures and recalls, operating restrictions, injunctions and criminal prosecution. We have limited experience in performing regulatory activities, we have limited resources available for handling regulatory matters. We rely on our collaborative partners and outside consultants to assist us with our regulatory needs.

We must compile and submit to the FDA and other applicable regulators new indications of use as we determine new clinical applications for our products. We may also be required to seek regulatory clearance for modifications to our existing products, including changes to suppliers which must satisfy the FDA's applicable criteria or the criteria of other applicable regulators. We believe that we have not reached this threshold in our program and are not now required to submit an application to the FDA for any changes we have made to our previously reviewed products. In the future, however, we may decide to alter certain products in a manner such that the FDA or other applicable regulators outside the U.S. will review and approve the change. If we are required to seek FDA approval for future indications or modifications to our existing products or services, we or our collaborative partners may be unable to satisfy the conditions imposed by the FDA (or other regulators). As a result, we may be required to abandon applications for regulatory approval we make, or we may be unable to obtain FDA clearances or other approvals we seek, and therefore we may be unable to offer products and services relating to product modifications or new indications of use.

We are also subject to the Radiation Control for Health and Safety Act with laser radiation safety regulations administered by the Center for Devices and Radiological Health of the FDA. We may be subject to fines or other penalties for failure to comply with these regulations. For detailed information, see "Business--Government Approvals."

SINCE TECHNOLOGY IN OUR INDUSTRY IS CONSTANTLY CHANGING, WE FACE TECHNOLOGICAL UNCERTAINTY AND FACE CERTAIN COMPETITIVE DISADVANTAGES.

We are a relatively new enterprise and are engaged in the development of novel therapeutic technologies, such as EVLT(R). As a result, our resources are limited, and we may experience technical challenges inherent in such novel technologies. Many of our competitors have substantially greater financial, technical and human resources than we do and may also have substantially greater experience in developing products, conducting preclinical studies or clinical trials, obtaining regulatory approvals and manufacturing and marketing. Further, our competitive position could be materially adversely affected if our competitors or other third parties establish patent protection, because we may then have to pursue alternate means of developing our products. Existing competitors or other companies may succeed in developing technologies and products that are safer, more effective or more affordable than those that we develop.

IF PHYSICIANS DO NOT SUPPORT THE USE OF OUR PRODUCTS, WE MAY NOT ACHIEVE FUTURE SALES GROWTH.

Our product sales have mainly been to physicians who are receptive to minimally invasive techniques. Other physicians may not purchase our products until they receive further long-term clinical evidence to convince them to alter their existing treatment methods and recommendations from prominent physicians that our products effectively treat vein disease. Physicians to whom we market our products have been trained in alternative vein treatment procedures. We may be unable to persuade physicians to incur the time or costs necessary to adopt our EVLT(R) procedure in place of those more familiar procedures. We believe that physicians will not use our products unless they determine, based on experience, clinical data and other factors, that our EVLT(R) product line represents an attractive alternative to conventional means of treating vein disease. There are few independently published clinical reports and little long-term clinical follow-up to support our marketing efforts. If our EVLT(R) product line does not receive adequate endorsement by influential physicians or our long-term data does not support our current claims of efficacy, our product sales and profitability could be materially adversely affected.

FAILURE IN OUR PHYSICIAN TRAINING EFFORTS COULD SIGNIFICANTLY REDUCE PRODUCT SALES.

Achieving successful results with our EVLT(R) product line is highly dependent on proper physician technique in performing the procedure. As a result, it is critical to the success of our sales effort to provide a sufficient number of physicians with adequate instruction in the use of our products. We rely on physicians to spend their time to learn the new procedure. If physicians are not properly trained, they may misuse or ineffectively use our products. This may result in unsatisfactory patient outcomes, patient injury, negative publicity or lawsuits against us, any of which could have an adverse effect on our product sales or increase our product liability risk.

THE TERMINATION OF LICENSES THAT WE CURRENTLY USE COULD ENABLE COMPETITORS TO OFFER PRODUCTS SIMILAR TO OURS OR PREVENT US FROM OFFERING OUR PRODUCTS.

We currently have two technology licenses that are material to our business. The first license relates to our EVLT(R) product line and the second relates to our OPTIGUIDE(R) fiber optic diffuser. For detailed information, see "Business - Patents, Trademarks and Proprietary Technology."

We have an exclusive license to the technology we use in our EVLT(R) products and services with four of the five inventors of this technology. We also acquired directly from the fifth inventor all of his rights to the EVLT(R) patent. If we were to breach our obligations under the exclusive license, our license could be terminated by the licensor. If our license is terminated by the licensor, although we could still make, use or sell our EVLT(R) products and services under our own title to the EVLT(R) patent, the other inventors could license the EVLT(R) patent to our competitors, which would reduce our competitive advantage and could result in lower revenue.

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

The following risks relate primarily to legal protections and related concerns:

THERE ARE SUBSTANTIAL CONCERNS REGARDING SAFETY AND HEALTH IN THE U.S. MEDICAL PRODUCTS INDUSTRY. WE MAY NOT HAVE ADEQUATE PROTECTION AGAINST PRODUCT LIABILITY OR RECALL, AND WE MAY HAVE TO PAY A SIGNIFICANT AMOUNT OF MONEY ON LIABILITY CLAIMS OR RECALLS.

Testing, manufacturing and selling medical products and applications entails significant inherent, industry-wide risks of allegations of product liability. The use of our products in clinical trials and the sale of our products may expose us to liability claims of patients or others who use our products in connection with clinical trials or sales of treatments offered by our customers. We currently carry insurance against these risks in amounts we believe sufficient and comparable to other similarly situated medical device companies, but that insurance coverage may not be adequate to cover all our liabilities.

The following are some of the risks related to liability and recall:

      - we are subject to the inherent risk that a governmental authority or third party may require the recall of one or more of our products;

      - if we obtain insurance coverage in the future, this coverage may not be available at a reasonable cost, if at all, or in amounts sufficient to protect us against claims that may be made; and

      - liability claims relating to our products or a product recall could adversely affect our ability to obtain or maintain regulatory approval for our products and their applications.

To date, we have been named as a defendant in one product liability action, arising from a doctor's alleged malpractice while performing a photodynamic therapy treatment on a patient's esophagus. That action is currently in the discovery phase of litigation. We do not expect the outcome of this litigation to be materially adverse to us, or to incur material expenses or liability in connection with this action.

A successful product liability claim could materially adversely affect our cash flows and our ability to meet the costs of developing our products and their clinical applications. Defense of these claims could also entail significant expense and divert the attention of our management and personnel from other activities.

IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS OR IF WE LOSE OUR INTELLECTUAL PROPERTY RIGHTS, OUR BUSINESS COULD BE ADVERSELY AFFECTED.

We rely on a combination of patents, licenses, trade secrets and know-how to establish and protect our proprietary rights to our technologies and products. As of December 31, 2004, we held 21 patents in the U.S. and foreign countries. We currently have patents for the following inventions we use in our laser devices and systems:

      -  endovascular laser treatment of varicose veins, used in EVLT(R);

      -  solid state laser diode light source;

      -  high power light source;

      -  peltier-cooled apparatus;

      -  medical spacing guide; and

      -  Fiber optic diffuser.

Of the patents, seven are U.S. patents and 14 are counterparts of the principal U.S. patents filed in different jurisdictions. These patents expire at various times from 2011 to 2019.

In addition to the foregoing patents which we own, we also license certain patented technology. Although we have an ownership interest in the EVLT(R) patent that we purchased in September 2003 from one of the inventors of this technology, we also licensed the rights in the same patent from all of the other inventors on an exclusive basis. We also sub-license technology used in our OPTIGUIDE(R) fiber optic diffuser used in photodynamic therapy applications on a non-exclusive basis from the licensee. For detailed information, see the risk factor captioned "The Termination of Licenses That We Currently Use Could Enable Competitors to Offer Products Similar to Ours or Prevent Us from Offering Our Products" and "Business - Patents, Trademarks and Proprietary Technology."

To date, we have sued four competitors for infringement of our EVLT(R) patent:
Vascular Solutions, Inc., AngioDynamics, Inc., Total Vein Solutions, LLC and New Star Lasers, Inc. d/b/a CoolTouch, Inc. See "Legal Proceedings," below for further information regarding these lawsuits. Vascular Solutions, AngioDynamics and Total Vein Solutions have each countered that our EVLT(R) patent is invalid. If our EVLT(R) patent is judicially determined to be invalid, then we will not prevail in our infringement actions. We will write off our patent acquisition costs (currently an intangible asset on our balance sheet) and we will not be able to exclude third parties from using our EVLT(R) technology. This would likely have a material adverse effect on our financial condition.

We cannot guarantee that the steps we have taken or will take to protect our proprietary rights will be adequate to deter misappropriation of our intellectual property. In addition to seeking formal patent protection whenever possible, we attempt to protect our proprietary rights and trade secrets by entering into confidentiality and non-compete agreements with employees, consultants and third parties with which we do business. However, these agreements can be breached and, if they are, there may not be adequate remedies available to us, and we may be unable to prevent the unauthorized disclosure or use of our technical knowledge, practices or procedures. If our trade secrets become known, we may lose our competitive advantage.

In addition, we may not be able to detect unauthorized use of our intellectual property or take appropriate steps to enforce our rights. If third parties infringe or misappropriate our patents or other proprietary rights, our business could be seriously harmed. We may be required to spend significant resources to monitor our intellectual property rights. We may not be able to detect infringement of these rights and, consequently, we may lose the competitive advantages associated with our intellectual property rights before we do so. In addition, competitors may design around our technology or develop competing technologies that do not infringe on our proprietary rights.

WE MAY BE SUBJECT TO INTELLECTUAL PROPERTY CLAIMS WHICH COULD BE COSTLY AND TIME CONSUMING AND COULD DIVERT OUR MANAGEMENT AND KEY PERSONNEL FROM BUSINESS OPERATIONS.

Although we do not believe that any of our products infringe the intellectual property of third parties, we may be unaware of intellectual property rights of others that may be used in our technology and products. Third parties may claim that we are infringing their intellectual property rights. Third parties may also claim that our patents have been improperly granted and may seek to invalidate our existing or future patents. Although we do not believe that any of our active patents should be subject to invalidation, if any claim for invalidation prevailed, the result could result in greatly expanded opportunities for third parties to manufacture and sell products which compete with our products.

Litigation or other challenges regarding our patents or other intellectual property could be costly and time consuming and could divert our management and key personnel from business operations. Claims of intellectual property infringement might also require us to enter into costly royalty or license agreements. However, we may not be able to obtain these agreements on terms acceptable to us, or at all. We may also be subject to significant damages or injunctions against development and sale of our products. Infringement claims, even if not substantiated and unsuccessful, could result in significant legal and other costs and may be a distraction to management.

The following risks relate principally to our common stock and its market value:

OUR COMMON STOCK COULD BE SUBJECT TO SUBSTANTIAL PRICE AND VOLUME FLUCTUATIONS DUE TO A NUMBER OF FACTORS, MANY OF WHICH WILL BE BEYOND OUR CONTROL, AND THOSE FLUCTUATIONS MAY PREVENT OUR STOCKHOLDERS FROM RESELLING OUR COMMON STOCK AT A PROFIT.

The securities markets have experienced extreme price and volume fluctuations during the past three years, and the market prices of the securities of emerging companies and technology-oriented companies have been especially volatile. In the past, companies that have experienced volatility in the market price of their stock have been the subject of securities class action litigation. In fact, we have been sued for allegedly violating Section 10(b) of the Securities Exchange Act of 1934, in connection with trading activity during the first quarter of 2002. We defended against this lawsuit and succeeded in having the lawsuit dismissed, with prejudice. See "Legal Proceeding" below, for details regarding this lawsuit. Securities class action litigation could result in substantial costs, liabilities and a diversion of management's attention and resources. The shares of common stock recently issued in our equity financing transactions will likely enter the trading market and may result in lower trading prices if there are not sufficient purchasers to absorb the common stock as it enters the market.

Since the February 14, 2002 merger by which we became a public company through December 31, 2004, the price and trading volume of our common stock has ranged widely. During this period, the highest closing price of our common stock was $220.00 on March 8, 2002 (adjusted for our 1-for-25 reverse stock split effective on June 17, 2004), and the lowest closing price of our common stock was $1.66 on October 21, 2004. On March 23, 2005, the closing price of our common stock was $3.79.

OUR COMMON STOCK HAS BEEN PUBLICLY TRADED ONLY SINCE FEBRUARY 22, 2002. THE PRICE OF OUR COMMON STOCK HAS FLUCTUATED WIDELY AND WE EXPECT THAT THE PRICE OF OUR COMMON STOCK COULD CONTINUE TO FLUCTUATE SUBSTANTIALLY.

Until shortly after the February 14, 2002 merger, there was not any significant public market for our common stock. On February 22, 2002, shares of our common stock became listed for trading on the AMEX. We cannot be certain that the AMEX will maintain our listing if we fall below its listing qualifications or do not comply with other applicable AMEX rules. An issuer's securities may be delisted by the AMEX if the issuer fails to meet certain financial criteria, or if a listed security trades at a low market price for a substantial period of time. We have not received notice from the AMEX threatening to delist our common stock, but if we were to receive such a notice in the future, we cannot be certain that we would be able to take corrective action requested by the AMEX to avoid delisting.

If our shares are not listed on the AMEX, our shares are likely to be quoted on the Over-the-Counter Bulletin Board of the National Association of Securities Dealers, where they were quoted prior to February 2002, but where there may be less trading of our shares.

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

      - the number of shares of our common stock that are available for trading in the markets at any given time; and

      - general market conditions and other factors, including factors unrelated to our performance or that of our competitors.

In addition, the stock prices of many companies in both the medical device and medical services industries have experienced wide fluctuations, often unrelated to the operating performance of those companies. These factors and industry price fluctuations may materially and adversely affect the market price of our common stock.

SALES OF OUR STOCK BY STOCKHOLDERS PRIOR TO OR FOLLOWING THE FEBRUARY 14, 2002 MERGER MAY HAVE A POTENTIAL IMPACT ON US.

Prior to the February 14, 2002 merger, there was both public and private trading in the shares of Natexco Corporation, which became Diomed Holdings, Inc. in the merger. We have been named as a defendant in a class action consisting of persons who acquired our common stock from February 10, 2002 through March 21, 2002. The court dismissed this lawsuit with prejudice in February 2005. See "Legal Proceedings," below. We cannot be certain that other buyers or sellers will not assert claims arising out of their purchases and sales of shares, and we cannot predict whether those claims will involve us. To the extent that we are involved, this may entail expense and diversion of management's attention, and if we are found to be have done something improper, then we may have financial liability, or we may be required to issue additional shares of stock or take other corrective action.

CERTAIN OF OUR INVESTORS HAVE SIGNIFICANT VOTING POWER AND HAVE INFLUENCE ON THE COMPOSITION OF OUR BOARD OF DIRECTORS.

As of December 31, 2004, investors in the 2003 equity financing continued to hold approximately 49% of our outstanding shares of common stock. Most of these investors, (including Gibralt U.S., which is controlled by Samuel Belzberg, a former director (through February 2004) and, as of December 31, 2004, the holder of approximately 8.3% of our outstanding common stock) elected to become parties to a stockholders' agreement to which we are also a party.

The stockholders' agreement contains provisions regarding our board of directors. Pursuant to this agreement, we increased the size of our board to nine directors, and, as a result of the increased size of the board and the resignation of Samuel Belzberg as a director, our remaining six directors nominated and appointed to the board three persons selected by those investors who are parties to the stockholders' agreement. Those directors are Joseph Harris, chairman of our audit committee, Sidney Braginsky, a member of our audit committee, and Edwin Snape, Ph.D., a member of our compensation committee.

Under the stockholders' agreement, we also agreed that the size of the board of directors would remain at nine and we will use our best efforts to nominate for election to the board of directors at each annual meeting of stockholders three persons designated by those investors who are parties to the stockholders' agreement. The agreement with regard to the nomination of directors terminates when the investors who are parties to the stockholders' agreement cease to beneficially own more than 50% of the investors' shares that are subject to the agreement. As of December 31, 2004, approximately 63% of the investors' shares that are subject to the agreement continued to be owned by these parties. Gibralt U.S. also agreed to vote its voting securities in favor of the election of the investors' three designees during the first three years after the completion of the equity financing.

The investors in the 2004 equity and debt financing control approximately 14% of our currently outstanding shares of common stock, not including common stock they may acquire upon the exercise of warrants or conversion of convertible debentures that these investors also hold. We have no stockholders' agreement with the investors in the 2004 equity financing.

As a result of the high percentage of ownership of our outstanding shares that the investors in the 2003 equity financing continue to own and, as to those investors who are parties to the stockholders' agreement and therefore have the right to designate three director nominees, these investors may be able to control the management and affairs of our company. Additionally, the significant percentage of shares held by investors in the 2004 equity and debt financing also results in these investors having influence on us. These investors' interests may vary from yours. The concentration of share ownership among these investors also gives them influence over our affairs, particularly if these investors act in concert. The effect of our investors' concentration of ownership may also delay or prevent a change in control and might adversely affect the market price of our common stock. Therefore, concentration of ownership in the 2003 and 2004 investor factions may not be in the best interest of our other stockholders.

WE HAVE NOT PAID DIVIDENDS IN THE PAST AND DO NOT EXPECT TO PAY DIVIDENDS IN THE FUTURE. ANY RETURN ON INVESTMENT MAY BE LIMITED TO POTENTIAL FUTURE APPRECIATION ON THE VALUE OF OUR STOCK.

We have never paid cash dividends on our stock and do not anticipate paying cash dividends on our stock in the foreseeable future. The payment of dividends on our stock, if ever, will depend on our earnings, financial condition and other business and economic factors affecting us at such time as the board of directors may consider relevant. If we do not pay dividends, our stock may be less valuable because a return on investment will only occur if and to the extent that our stock price appreciates, and, if the price of our stock does not appreciate, then there will be no return on investment.

A SALE OF A SUBSTANTIAL NUMBER OF SHARES OF OUR COMMON STOCK MAY CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE AND MAY IMPAIR OUR ABILITY TO RAISE CAPITAL IN THE FUTURE.

If our stockholders sell substantial amounts of our common stock in the public market, including shares issued upon the conversion of the convertible debentures or the exercise of outstanding warrants, the market price of our common stock could decrease. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at times and prices that we deem reasonable or appropriate.

Of the approximately 17.8 million shares of common stock outstanding as of December 31, 2004, approximately 2.4 million shares are shares that we sold in our 2004 equity and debt financing. In addition, approximately 3.1 million shares of common stock underly convertible debentures that we issued in the 2004 equity and debt financing, and approximately 2.8 million shares underly warrants that we issued in the 2004 equity and debt financing, net of approximately 163,400 shares we issued upon the exercise of warrants prior to December 31, 2004. Effective December 6, 2004, the shares that we issued in the 2004 equity and debt financing and the shares underlying the convertible debentures and warrants became registered with the SEC, at which time these shares became freely tradable in the public market by the 2004 equity and debt financing investors.

The purchase price paid by the investors in the 2004 equity and debt financing for shares of common stock was $1.53, the conversion price of the debentures is, subject to certain adjustments, $2.29 per share, and the exercise price of the warrants is, subject to certain adjustments, $2.10 per share. If these investors are able to sell their shares above these prices, then they may be inclined to sell their shares. Other factors may also cause the investors to decide to sell their shares. If the investors in the 2004 equity and debt financing determine to sell large numbers of their shares, then there might not be sufficient interest in purchasing these shares in the trading market, which may cause the market price of our common stock to decrease.

POTENTIAL DILUTION CAUSED BY CURRENTLY OUTSTANDING STOCK OPTIONS AND WARRANTS MAY REDUCE THE MARKET PRICE OF OUR COMMON STOCK.

As of December 31, 2004, there were outstanding stock options representing 1,076,318 shares of common stock, with exercise prices ranging from $2.00 to $205.75 per share. The weighted average exercise price of the stock options outstanding as of December 31, 2004 was $8.12. In addition, as of December 31, 2004, there were outstanding warrants representing 2,991,263 shares of common stock, with exercise prices varying from $0.025 to $87.50 per share. The weighted average exercise price of all warrants outstanding as of December 31, 2004 was $2.18 per share. We issued 1,635,163 of these warrants on September 3, 2003 to our placement agent in the 2003 equity financing, Sunrise Securities Corp., in partial payment of fees that we owed to the placement agent. The warrants issued to our placement agent have exercise prices ranging from $0.025 per share to $2.50 per share.

Additionally, the warrants we issued to the placement agent were subject to an anti-dilution adjustment for future equity investments. This adjustment was triggered on October 25, 2004, and as such the warrants with exercise prices of $2.00 were adjusted to $1.93 and 7,588 additional warrants were issued, and the warrants with exercise prices of $2.50 were adjusted to $2.32 and 48,145 additional warrants were issued. Pursuant to our agreement with Sunrise, on October 25, 2004 we also issued warrants to purchase an additional 73,539 shares of common stock at an exercise price of $2.01 per share because we agreed to pay Sunrise commissions for sales of securities to investors who participated in our 2003 equity financing that we made within one year after terminating our agreement with Sunrise. As of December 31, 2004, a total of 1,625,120 of the warrants we issued on September 3, 2003, as adjusted for antidilution and additional commissions, had been exercised and 139,315 warrants were unexercised and remained outstanding.

The warrant holders who exercised their warrants to date used the cashless exercise feature of these warrants. As a result of the cashless exercise, the warrant holders did not pay us in cash for the exercise price of the warrants, but we did not issue the full amount of shares underlying the warrants exercised. For example, as of December 31, 2004, we issued a total of 1,377,231 shares of common stock upon exercise of the 1,625,120 warrants.

During 2003, we also implemented a new option plan to help incent and compensate our employees and others who assist our business. This new plan allows us to issue options to purchase up to 1,600,000 shares (adjusted for our 1-for-25 reverse stock split effective on June 17, 2004) of common stock to employees, directors and consultants. The holders of the options and warrants have the opportunity to profit if the market price for the stock exceeds the exercise price of their respective securities, without assuming the risk of ownership. If the market price of the common stock does not exceed the exercise price of these securities, then they will likely not be exercised and may expire on their respective expiration dates.

After the exercise of options or warrants, an increase in the number of outstanding shares will occur, thus decreasing each shareholder's percentage of our total outstanding equity. When the holders exercise a significant number of these options or warrants, the market price of our stock could fall, particularly if these holders seek to sell the underlying common stock soon after exercising their options or warrants.

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

      - Certain stockholders hold a significant percentage of our outstanding shares, and some of these investors have the right to designate three nominees to our nine member board of directors. See the risk factor entitled "Certain of Our Investors Have Significant Voting Power and Have Influence on the Composition of Our Board of Directors."

These and other provisions of our charter, the certificates of designations setting forth the terms of our preferred stock and our bylaws, as well as certain provisions of Delaware law, could prevent changes in our management and discourage, delay or prevent a merger, tender offer or proxy contest, even if the events could be beneficial to our stockholders. These provisions could also limit the price that investors might be willing to pay for our stock because these provisions may limit their rights and, thus, make an investment in our stock less attractive to prospective investors.

Additionally, the listing requirements of the AMEX, on which our common stock is listed, provide restrictions on our ability to enter into certain types of transactions such as the issuance of additional shares of capital stock. These restrictions may make it more difficult to issue securities having terms acceptable to investors in capital financing transactions that we may wish to enter into from time to time. If we are precluded by these requirements from issuing such securities, then our business may suffer because we will be unable to obtain additional equity capital investment.

                               NUMBER OF EMPLOYEES

As of December 31, 2004, we employed a total of 81 full-time employees, 36 of whom are based in the U.S. and 45 of whom are based at Diomed Ltd., our wholly-owned subsidiary in Cambridge, England, where manufacturing and certain international sales are conducted. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. None of our employees is represented by a labor union. We believe our employee relations are good.

               HISTORICAL BACKGROUND REGARDING CORPORATE STRUCTURE

                     DIOMED MERGER AND PRIVATE PLACEMENT OF
                        COMMON STOCK - FEBRUARY 14, 2002
 (Note: Numbers of shares and per share amounts do not reflect the 1:25 reverse split effective June 17, 2004)

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

Immediately prior to the Merger, we consummated a private placement transaction, wherein Diomed, Inc. issued 5,000,000 shares of common stock at a purchase price of $2.00 per share and received aggregate gross proceeds of $10,000,000. As a result of the Merger, these shares were exchanged for an equal number of shares of common stock of Diomed Holdings, Inc. The proceeds of the private placement were used to pay $700,000 of bridge loans that Diomed, Inc. had obtained to fund operations prior to the Merger to pay merger-related fees and expenses and to provide funds for ongoing corporate needs.

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

We believe that each stockholder of Diomed, Inc. that was a U.S. resident at the time of the Merger also was an accredited investor, as defined in Regulation D under the Securities Act, and that the offering by means of the Merger was exempt from the registration requirements of the Securities Act under Section 4(2) of the Securities Act. The shares that we issued to those persons are subject to restrictions on transfer. Each other stockholder of Diomed, Inc. was not a US resident at the time of the Merger and, as to those stockholders, the Merger was structured to comply with the exemption from registration provided by Regulation S under the Securities Act. The shares issued to non-US residents also are subject to restrictions on transfer. Accordingly, the issue of shares to non-US residents did not require registration under the Securities Act.

Under the terms of the Merger, Diomed Holdings, Inc. was required to file a registration statement with the SEC within 120 days after the Merger and to have the registration statement declared effective within 240 days after the Merger. The registration statement was to cover (i) 5,000,000 shares of Diomed Holdings Inc. common stock issued in the private placement related to the Merger, (ii) 14,765,690 shares of common stock into which the Class A Stock issued in the Merger to the former Diomed, Inc. stockholders convert over a period of approximately two years after the Merger and (iii) 121,924 shares of common stock issuable upon conversion of the shares of Class A Stock that are issuable upon the exercise of Diomed, Inc. warrants that Diomed Holdings, Inc. assumed as part of the Merger. The terms also provided that, since Diomed Holdings, Inc. did not meet the requirement of effectiveness within 240 days after the Mergers, it was required to issue a total of 50,000 shares of common stock as a penalty to the stockholders who purchased common stock under Diomed Holdings, Inc.'s agreement with the purchasers of its common stock in the February 14, 2002 private placement.

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

In the migratory merger, we exchanged the common stock, Class A Stock, warrants and options of Diomed Holdings, Inc. (Nevada) for common stock, Class A Stock, warrants and options of Diomed Holdings, Inc. (Delaware) and no commission or other remuneration was paid or given for soliciting the exchange. We therefore believe that the securities issued by Diomed Holdings, Inc. (Delaware) in the migratory merger are exempt securities under Section 3(a)(9) of the Securities Act.

ITEM 2. DESCRIPTION OF PROPERTY.

We own no real property. We occupy 20,500 square feet of office, manufacturing, and research and development space in Cambridge, UK under a 25 year lease expiring in April 2024. We do, however, have the option to terminate the lease agreement at the end of 15 years and again at the end of 20 years. If we choose not to exercise either of these termination options, the lease will continue through 2024. We have sublet a portion of this space.

We also occupy approximately 3,700 square feet of office and distribution space in Andover, Massachusetts under a lease expiring in June 2004. On March 5, 2004, we extended this lease for a period of 1 year until June 2005. On March 14, 2005, we extended the expiration date of this lease to April 14, 2008 and expanded our leased space by approximately 2,600 square feet. We believe that these facilities are in good condition and are suitable and adequate for its current operations.

ITEM 3. LEGAL PROCEEDINGS.

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

On June 16, 2004, Vascular Solutions and the other the defendant(s) answered the complaint, and filed a counterclaim for invalidity of the EVLT(R) trademark. We are now proceeding with the discovery phase of the litigation.

On March 4, 2004, we filed a second lawsuit against Vascular Solutions in the United States Federal District Court for the District of Massachusetts seeking injunctive relief and damages for infringement of our U.S. Patent Number 6,398,777 covering the endovascular laser treatment of varicose veins which we use in our EVLT(R) product line, the exclusive rights to which we acquired on September 3, 2003.

On April 28, 2004, Vascular Solutions answered the complaint and filed a counterclaim for declaratory judgment that the EVLT(R) patent is invalid and not infringed. Vascular Solutions has amended its answer and counterclaims to further allege patent unenforceability. We are now proceeding with the discovery phase of this litigation, which has been consolidated with another case for pretrial purposes as discussed below.

On January 6, 2004, we filed a lawsuit in the United States Federal District Court for the District of Massachusetts against AngioDynamics, Inc. seeking injunctive relief and damages for infringement of our U.S. Patent Number 6,398,777 covering the endovascular laser treatment of varicose veins which we use in our EVLT(R) product line. AngioDynamics has generally denied our allegations and has sought a declaratory judgment of invalidity of the EVLT(R) patent. AngioDynamics has also added certain counterclaims against us, including antitrust violations, patent misuse and other allegations, all arising from our obtaining and seeking to enforce our EVLT(R) patent. The court has bifurcated the case, so that those counterclaims will not be litigated until we resolve our patent infringement claims against AngioDynamics. We are currently in the discovery phase of this litigation. At the parties' joint request, our patent cases involving AngioDynamics and Vascular Solutions have been consolidated by the court for pretrial purposes. A hearing on issues of claim construction was scheduled for March 17, 2005 and we expect a ruling on these issues from the court during the second quarter of 2005.

On April 2, 2004, we filed a lawsuit in the United States Federal District Court for the District of Massachusetts against Total Vein Solutions, LLC, seeking injunctive relief and damages for infringement of our U.S. Patent Number 6,398,777 covering the endovascular laser treatment of varicose veins which we use in our EVLT(R) product line. On May 21, 2004, Total Vein Solutions answered the complaint, generally denying our allegations and counterclaiming for declaratory judgment of non-infringement and invalidity of the EVLT(R) patent. We are in the discovery phase of this litigation.

On May 26, 2004, we learned that we, our former chairman, our former chief executive officer and a former director of ours had been named as defendants in a class action lawsuit commenced on March 3, 2004 in the United States District Court, District of Massachusetts . On September 3, 2004, plaintiffs filed an amended complaint in the action that named only us and our former chairman. The amended complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seeks unspecified damages on behalf of a purported class of plaintiffs consisting of persons who acquired our common stock from February 1, 2002 through and including March 21, 2002. We are named only in the count alleging violation of Section 10(b). On October 21, 2004, we filed a motion to dismiss the amended complaint on the ground that it fails to state a claim upon which relief can be granted. On February 4, 2005, the court ruled in our favor and dismissed the lawsuit with prejudice.

On October 14, 2004, we filed a lawsuit in the United States Federal District Court for the District of Massachusetts against New Star Lasers, Inc., d/b/a Cooltouch, Inc., seeking injunctive relief and damages for infringement of our U.S. Patent Number 6,398,777 covering the endovascular laser treatment of varicose veins which we use in our EVLT(R) product line. On December 3, 2004, CoolTouch answered the complaint, generally denying our allegations and counterclaiming for declaratory judgment of non-infringement and invalidity of the EVLT(R) patent.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On June 15, 2004, we held our 2004 annual meeting of stockholders, pursuant to a proxy statement filed with the Securities and Exchange Commission and furnished to holders of record of our then-outstanding 365,160,559 (without giving effect to the 1 for 25 reverse split implemented June 17, 2004) shares of common stock as of the close of business on April 28, 2004.

We submitted six proposals to our stockholders at the meeting, each of which was approved by the stockholders, except for a proposal seeking to eliminate cumulative voting for directors. The results of stockholder voting on these proposals were as follows:

1. Election of Directors:

-----------------------------------       ----------          ----------
                NAME                         FOR                WITHHOLD
                                                                   OR
                                                                ABSTAIN
-----------------------------------       -----------         ----------
Geoffrey Jenkins                          320,410,621         1,245,415
-----------------------------------       -----------         ----------
Sidney Braginsky                          320,410,621         1,245,415
-----------------------------------       -----------         ----------
Gary Brooks                               320,410,621         1,245,415
-----------------------------------       -----------         ----------
A. Kim Campbell                           320,410,621         1,245,415
-----------------------------------       -----------         ----------
Joseph Harris                             320,410,621         1,245,415
-----------------------------------       -----------        -----------
Peter Klein                               320,410,621         1,245,415
-----------------------------------       -----------        -----------
Edwin Snape                               320,410,621         1,245,415
-----------------------------------       -----------        -----------
David Swank                               320,410,621         1,245,415
-----------------------------------       -----------        -----------
James A. Wylie, Jr                        320,410,621         1,245,415
-----------------------------------       -----------        -----------


2. Approval of an amendment to our certificate of incorporation to effect a 1:25 reverse split of our common stock.

--------------------        --------------------        --------------------
        FOR                       AGAINST                     ABSTAIN
--------------------        --------------------        --------------------
         316,343,829                   5,169,925                     143,381
--------------------        --------------------        --------------------

3. Approval of an amendment to our certificate of incorporation to reduce our number of shares of common stock authorized for issuance from 500,000,000 to 50,000,000 (but only if the stockholders approved and we implemented the 1:25 reverse split).

--------------------        --------------------        --------------------
      FOR                       AGAINST                     ABSTAIN
--------------------        --------------------        --------------------
         317,124,654                   4,138,692                     398,789
--------------------        --------------------        --------------------

4. Approval of an amendment to our certificate of incorporation to eliminate cumulative voting for directors.

--------------         -------------      -------------       --------------
     FOR                  AGAINST            ABSTAIN             BROKER
                                                                NON-VOTES
--------------         -------------      -------------       --------------
   145,318,488*           64,099,100         882,8000            119,219,685
--------------         -------------      -------------       --------------

5. Approval of an amendment to our certificate of incorporation to change the vote required for stockholder approval from a majority of the total shares outstanding to a majority of shares present.

--------------         -------------      -------------       -------------
     FOR                  AGAINST            ABSTAIN             BROKER
                                                                NON-VOTES
--------------         -------------      -------------       --------------
   199,915,254            9,759,798            625,330           119,219,686
--------------         -------------      -------------       --------------

6. To ratify the selection of BDO Seidman, LLP as the Company's independent auditors for 2004.

--------------------        --------------------        --------------------
        FOR                       AGAINST                     ABSTAIN
--------------------        --------------------        --------------------
         320,080,524                     543,106                   1,033,506
--------------------        --------------------        --------------------

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                           CERTAIN MARKET INFORMATION

Our common stock is traded on the AMEX under the symbol "DIO." On March 23, 2005, our common stock closed at a price of $3.79 per share.

            MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Since February 22, 2002, our common stock has been listed on the AMEX under the symbol "DIO." The following table sets forth for the periods indicated the high and low closing price information for the common stock as reported on the AMEX. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The prices per share shown below are adjusted to reflect the 1-for-25 reverse split effective June 17, 2004.

           PERIOD                                        HIGH         LOW
           ------                                        ----         ---
2003
     First Quarter .................................. $   9.50        2.50
     Second Quarter ................................. $  13.50        4.00
     Third Quarter .................................. $  13.25        8.00
     Fourth Quarter.................................. $  10.50        6.50

2004
     First Quarter .................................. $  9.00         3.75
     Second Quarter ................................. $  4.25         2.50
     Third Quarter .................................. $  3.19         1.91
     Fourth Quarter.................................. $  4.32         1.66

As of December 31, 2004, there were approximately 400 holders of record of our common stock (a substantial number of which are nominees for other persons), and as of March 23, 2005, there were approximately 400 holders of record of our common stock (a substantial number of which are nominees for other persons).

It is our present policy not to pay cash dividends and to retain future earnings to support our growth. We do not anticipate paying any cash dividends in the foreseeable future.

                            DESCRIPTION OF SECURITIES

            (Figures throughout this section are adjusted to give effect to the 1:25 reverse stock split effective June 17, 2004 for number of shares of common stock, price per share of common stock, options and warrants)

References in the following description are to securities of Diomed Holdings, Inc. unless otherwise stated or readily indicated by context.

Our authorized capital stock consists of 50,000,000 shares of common stock, par value $.001 per share, and 20,000,000 shares of preferred stock.

As of December 31, 2004, approximately 17,782,000 shares of common stock were issued and outstanding and zero shares of preferred stock were issued and outstanding.

The following description of our capital stock does not purport to be complete and is subject to and qualified by our Articles of Incorporation and By-laws, which are included as exhibits to this report, and by the provisions of applicable Delaware law.

                                  COMMON STOCK

Subject to preferences that may be applicable to any rights of holders of outstanding stock having prior rights as to dividends, the holders of outstanding shares of our common stock are entitled to receive dividends out of assets legally available therefor at such times and in such amounts as the board of directors from time to time may determine. Holders of our common stock are entitled to one vote for each share held on all matters submitted to a vote of the stockholders. Cumulative voting with respect to the election of directors is permitted by the Articles of Incorporation. The common stock is not entitled to preemptive rights and is not subject to conversion or redemption. Upon our liquidation, dissolution or winding-up, the assets legally available for distribution to stockholders are distributable ratably among the holders of the common stock after payment of liquidation preferences, if any, on any outstanding stock having prior rights on such distributions and payment of other claims of creditors. Each share of common stock outstanding as of December 31, 2004 was validly issued, fully paid and nonassessable.

                                 PREFERRED STOCK

Our board of directors is authorized, subject to any limitations prescribed by Delaware law, to issue preferred stock. The board of directors can fix the rights, preferences and privileges of the shares and any qualifications, limitations or restrictions thereon. The board of directors may authorize the issuance of preferred stock with voting or conversion rights that could adversely affect the voting power or other rights of the holders of common stock. No shares of preferred stock were outstanding as of December 31, 2004.

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

No preferred stock is currently outstanding.

                                  STOCK OPTIONS

As of December 31, 2004, options to purchase a total of 1,076,318 shares of common stock were issued and outstanding, as follows:

                      OUTSTANDING                                                       EXERCISABLE
            ---------------------------------------------------------------      -------------------------------------
                                                Weighted
                                                Average
                                               Remaining          Weighted                              Weighted
       Average                                 Contractual         Average                               Average
      Exercise Price    Number of Shares    Life (in Years)    Exercise Price    Number of Shares    Exercise Price
    $  2.00- $ 11.50         1,036,383               9.02        $     4.94             402,720         $     5.52
      26.00-   50.00            18,256               6.82             35.32              15,650              36.02
      56.25-   88.50             4,531               1.55             66.40               4,369              66.78
     100.00-  164.00            16,508               2.55            153.05              16,508             153.05
    $201.25- $205.75               640               1.15            205.75                 640             205.75
                             ---------                           ----------           ---------         ----------
                Total:       1,076,318                           $     8.12             439,887         $    13.09
                             =========                           ==========           =========         ==========

In 2004, we granted 32,672 options to purchase shares of common stock at exercise prices in the range of $2.02 per share to $6.75 per share to three consultants and a third party service provider for services performed. We recorded the fair value of such options, based on the Black-Scholes option pricing model, as stock-based compensation expense totaling $79,449 in the statement of operations for the year ended December 31, 2004.

                                    WARRANTS

As of December 31, 2004, warrants to purchase a total of 2,991,263 shares of common stock were issued and outstanding, as follows:

                                                                                                       Weighted Averge
                                             Range of                                                    Remaining
                                             Exercise             Number of       Weighted Average       Contractual
                                              Price                Shares          Exercise Price      Life (In Years)
                                         ------------------    ---------------   -----------------     ----------------
Outstanding, December 31, 2003             $0.025 - $87.50          1,196,838               $2.00           4.90

         Granted to Placement Agent              1.92-2.35            129,272                2.18           4.82
         Granted to Other Investors                   2.10          3,013,671                2.10           4.82

         Exercised by Placement Agent         0.025 - 2.50         (1,184,719)               0.03             --

         Exercised by Other Investors                 2.10           (163,399)               2.10             --
         Forfeited                                   50.00               (400)              50.00             --
                                         ------------------    ---------------   -----------------     ----------------

Outstanding, December 31, 2004             $0.025 - $87.50          2,991,263               $2.18           4.82
                                         ==================    ===============   =================     ================

Exercisable December 31, 2003              $0.025 - $87.50          1,196,838               $2.00           4.90
                                         ==================    ===============   =================     ================
Exercisable December 31, 2004              $0.025 - $87.50          2,991,263               $2.18           4.82
                                         ==================    ===============   =================     ================

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

                          TRANSFER AGENT AND REGISTRAR

The transfer agent and registrar for our common stock is Continental Stock Transfer & Trust Company, 17 Battery Place, New York, NY 10004. We act as our own transfer agent and registrar as to our preferred stock, warrants and stock options.

         REGISTRATION OF SECURITIES ISSUED IN THE 2004 EQUITY FINANCING

We agreed to register with the SEC approximately 12,200,000 shares of common stock we issued in connection with the equity financing, along with the common stock underlying warrants we issued to the placement agent. The agreement obligated us to issue additional shares ratably to the investors at the rate of three percent of the number of shares issued in the equity financing per month, subject to a limit of 12% of these shares, if the SEC did not declare the registration statement effective within 70 days after filing the resale registration statement. We filed the registration statement on December 3, 2003, the SEC declared it effective on February 10, 2004 and accordingly, we did not have to issue any additional shares.

                     RECENT SALES OF UNREGISTERED SECURITIES

In addition to those transactions we previously disclosed in our quarterly reports on Form 10-QSB or Current Reports on Form 8-K filed with the SEC, we sold and issued the unregistered securities described below during 2004:

In connection with the private placement debt and equity financing we completed on October 25, 2004, we made adjustments to warrants that we had issued in 2003 to designees of Sunrise Securities Corp., our placement agent in our 2003 equity financing. The warrants we issued to these persons in 2003 were subject to an anti-dilution adjustment for future equity financing transactions. This adjustment was triggered on October 25, 2004, and as a result, the outstanding warrants with exercise prices of $2.00 were adjusted to $1.93 and 7,588 additional warrants were issued, and the warrants with exercise prices of $2.50 were adjusted to $2.32 and 48,145 additional warrants were issued. In addition, pursuant to our agreement with Sunrise, on October 25, 2004 we also issued to designees of Sunrise warrants to purchase 73,539 shares of common stock, at an exercise price of $2.01 per share. These warrants have substantially the same terms and conditions as those warrants that we issued to the investors in our 2004 debt and equity financing.

We issued the warrants to the above-referenced persons in reliance upon the exemption from registration set forth under Section 4(2) of the Securities Act of 1933, as amended. Each such person agreed that neither the warrants nor the underlying securities would be resold without registration under the Securities Act or exemption therefrom. Each such person also represented his or its intention to acquire the securities for investment only, and not with a view to the distribution thereof. Prior to making any offer or sale, we had reasonable grounds to believe and believed that the security holder was capable of evaluating the merits and risks of the investment and was able to bear the economic risk of the investment represented by the warrants granted.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

You should read the following discussion of our financial condition and results of operations together with the audited consolidated financial statements and notes to the financial statements included elsewhere in this annual report.

This section contains forward-looking statements which involve known and unknown risks and uncertainties. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as "may," "will," "should," "potential," "expects," "anticipates," "intends," "plans," "believes" and similar expressions. These statements are based on our current beliefs, expectations and assumptions and are subject to a number of risks and uncertainties. Our actual results could differ materially from those discussed in these statements. We refer you to the "Risk Factors" on pages 22 through 37 of this annual report for a discussion of certain risks, including those relating to our business as a medical device company without a significant operating record and with operating losses, our risks relating to the commercialization of our current and future products and applications, and risks relating to our common stock and its market value.

In view of our relatively limited operating history, we have limited experience forecasting our revenues and operating costs. Therefore, we believe that period-to-period comparisons of financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. To date, the Company has incurred substantial costs to create or acquire our products. As of December 31, 2004, we had an accumulated deficit of approximately $69 million including $16 million in non-cash interest expense. We may continue to incur operating losses due to spending on research and development programs, clinical trials, regulatory activities, and sales, marketing and administrative activities. This spending may not correspond with any meaningful increases in revenues in the near term, if at all. As such, these costs may result in losses until such time as the Company generates sufficient revenue to offset such costs.

The following discussion should be read in conjunction with the financial statements and the notes thereto included in this annual report.

                                    OVERVIEW

We develop and commercialize minimally invasive medical procedures that employ our laser technologies and associated disposable products. Using our proprietary technology, including our exclusive rights to U.S. Patent No. 6,398,777, we currently focus on endovenous laser treatment (EVLT(R)) of varicose veins. We also develop and market lasers and disposable products for photodynamic therapy
(PDT) cancer procedures and products for other clinical applications, including dental and general surgical procedures.

In developing and marketing our clinical solutions, we use proprietary technology and aim to secure strong commercial advantages over competitors by obtaining exclusive commercial arrangements, gaining governmental approvals in advance of others and developing and offering innovative practice enhancement programs, including physician training and promotional materials. To optimize revenues, we focus on clinical procedures that generate revenues from both capital equipment and disposable products, such as procedure kits and optical fibers.

Our high power semiconductor diode lasers combine clinical efficacy, operational efficiency and cost effectiveness in a versatile, compact, lightweight, easy-to-use and easy-to-maintain system. Along with lasers and single-use procedure kits for EVLT(R), we provide our customers with state-of-the-art physician training and practice development support.

In 2001, we pioneered the commercialization of endovenous laser treatment (EVLT(R)), an innovative minimally invasive laser procedure for the treatment of varicose veins caused by greater saphenous vein reflux. In September 2001, we were the first company to receive the CE mark of the European Economic Union for approval for endovenous laser treatment with respect to marketing EVLT(R) in Europe. In January 2002, we were the first company to receive FDA clearance for endovenous laser treatment of the greater saphenous vein. In December 2004, we received FDA clearance to expand the application of EVLT(R) to other superficial veins in the lower extremities.

EVLT(R) was a primary source of revenue in 2004, and will continue to be our primary source of revenue in 2005. We believe that EVLT(R) will achieve a high level of commercial acceptance due to its relative short recovery period, immediate return to the patient's normal routine barring vigorous physical activities, reduced pain and minimal scarring, and reduced costs compared to other treatments for varicose veins. We developed our EVLT(R) product line as a complete clinical solution and marketing model, including a laser, disposable kit, clinical training and customized marketing programs, to assist office-based and hospital-based physicians in responding to the growing demand for treatment of varicose veins in a minimally invasive manner. We have also published a health insurance reimbursement guide to assist physicians in the reimbursement submission process. We believe that these attributes, in addition to EVLT(R)'s superior clinical trial results, favorable peer reviews, and comparatively larger and longer follow-up data reports provide EVLT(R) with a competitive advantage over competing traditional and minimally invasive varicose vein treatment products.

We expect that as the number of EVLT(R) procedures increases, so will our sales of associated disposable items. We believe that the U.S. represents the single largest market for EVLT(R). We target our sales and marketing efforts at hospitals, private physician practices and clinics and focus on specialists in vascular surgery, interventional-radiology, general surgery, phlebology, interventional cardiology, gynecology and dermatology.

We utilize a direct sales force to market our products in the United States and a network of more than 33 distributors to market our products abroad. We increased our number of sales representatives from 10 at December 31, 2003 to 20 by the third quarter of 2004. This represents a significant investment in sales staff. Our current clinical support organization has three clinical specialists, including one training manager, who support our field sales efforts. These clinical specialists assist in physician training and post-sales support, freeing our sales representatives to focus on new sales opportunities.

We have developed and maintain a website - www.EVLT.com - to assist both patients and physicians. EVLT.com provides patients with education about treatment options and benefits of EVLT(R) and provides physicians with education about the EVLT(R) procedure. At www.EVLT.com, patients can also locate the nearest physician performing EVLT(R) by inputting their city and state.

In 2004, we have continued to focus on the development and growth of EVLT(R) sales both domestically and internationally. We will continue to support the development and approval of new applications for PDT products and the development of enhancements to our products in order to further improve their quality, effectiveness and manufacturability. Our management team focuses on developing and marketing solutions that address serious medical problems that have significant markets. Our determinations are based upon the number of procedures that may be conducted in a market and projections of the associated revenue. Currently, EVLT(R) applications fall within this guideline, and we believe that photodynamic therapy may have the potential to do so as well at some time in the future. However, EVLT(R), and not PDT, is the emphasis of our current business plan.

                              RESULTS OF OPERATIONS

FISCAL YEAR ENDED DECEMBER 31, 2004 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2003

REVENUE

Diomed delivered revenues for the year ended December 31, 2004 of $13,385,000, increasing approximately $4,186,000, or 46%, from $9,199,000 for the year ended December 31, 2003. Revenue from EVLT(R) disposable procedure kits increased 100%, demonstrating the continued and growing acceptance of EVLT(R) by the medical community and patients alike.

In 2004, approximately $7,838,000, or 59%, of our total revenues, were derived from laser sales, as compared to approximately $5,726,000, or 62%, in 2003. In 2004, approximately $5,546,000, or 41%, of our total revenues were derived from sales of disposable fibers and kits, accessories and service, as compared to approximately $3,473,000, or 38% in 2003. We expect the proportion of revenue derived from disposables to increase as we establish a larger base of installed lasers and the number of EVLT(R) procedures performed grows.

The increase in revenue is attributable primarily to:

      -  increased penetration in the EVLT(R)market,

      - the compounding impact of the recurring revenue stream from disposable sales to both new and existing customers,

      - the impact of new sales management and development of our sales team, and

      - the impact of increased acceptance of the EVLT(R)procedure and expanded reimbursement coverage by health care insurers, including the recent establishment of reimbursement codes for EVLT(R) by the American Medical Association and the Center for Medicare and Medicaid Services.

COST OF REVENUE AND GROSS PROFIT

Cost of revenue for the year ended December 31, 2004 was $7,920,000, increasing approximately $2,047,000, or 35%, from $5,873,000 for the year ended December 31, 2003. Cost of revenue, as a percentage of sales, decreased from 64% to 59% on a year-to-year basis.

The increase in cost of revenue in 2004 was driven by:

      - the corresponding increase in the number of lasers and disposable products sold, offset, on a percentage of sales basis, by the leverage of fixed manufacturing costs across a greater number of units,

      - improved materials costs, partially offset by foreign exchange impact, and

      - full year impact of royalties and amortization of the intangible asset from the EVLT(R) patent acquisition completed in September 2003.

Gross profit for the year ended December 31, 2004 was $5,464,000, increasing approximately $2,139,000 from $3,325,000 for the year ended December 31, 2003. On a percent-of-sales-basis, the gross margin increased from 36% to 41%. The increase in gross profit in 2004 was driven by incremental sales volume, as well as improvements in material costs.

OPERATING EXPENSES

Research and development expenses for the year ended December 31, 2004 increased by 99% to $1,695,000 from $850,000 from the year ended December 31, 2003. This increase was largely due to our increased focus on improving the feature-function and manufacturability of our lasers and disposable kits when compared to 2003 operations, which were affected by cash constraints prior to the equity financing we completed in the fourth quarter of 2003. We expect that research and development spending will remain at this elevated level, as we continue to focus on product cost reductions and improvements in the feature-function of our products.

Selling and marketing expenses for the year ended December 31, 2004 were $7,161,000, increasing approximately $3,105,000, or 77%, from $4,056,000 for the year ended December 31, 2003. The increase was primarily driven by personnel costs of $1,800,000, caused by a doubling in the size of the sales force, higher sales commissions resulting from increased sales volume, restructuring of the sales field leadership and sales field organization including sales leadership termination payments and recruiting costs, and increased marketing expenditures of $750,000, primarily for trade shows and advertising in support of the sales efforts to drive the growing commercialization of EVLT(R). In 2005, we anticipate increased expenses resulting from the larger sales organization, increased commissions due to volume, and increased spending levels in marketing programs to support the continued growth in commercialization of EVLT(R).

General and administrative expenses for the year ended December 31, 2004 were $6,422,000 increasing approximately $2,022,000, or 46%, from $4,400,000 for the year ended December 31, 2003. The increase was primarily attributable to incremental legal fees of $1,200,000, as well as sales volume-based product liability insurance costs and infrastructure enhancements. Legal costs included the cost of patent infringement litigation against AngioDynamics, Vascular Solutions, Total Vein Solutions, and CoolTouch, as well as continuing costs of litigation against Vascular Solutions in trade secrets suit litigation commenced by the Company in the fourth quarter of 2003. In 2005, we anticipate general and administrative expenses to remain at this elevated level as we continue to incur legal fees in connection with the intellectual property infringement actions lawsuits we filed against AngioDynamics, Vascular Solutions, Total Vein Solutions and New Star Lasers (a/k/a Cool Touch).

LOSS FROM OPERATIONS

As a result of the factors outlined above, the loss from operations for the year ended December 31, 2004 was $9,813,000, increasing approximately $3,833,000, or 64%, from $5,980,000 for the year ended December 31, 2003, as increasing costs were partially offset by increased operating revenue.

INTEREST EXPENSE, NET

Interest expense for the year ended December 31, 2004 was $264,000, compared to $13,902,000 for the year ended December 31, 2003, and included $109,000 in non-cash charges for debt discounts, the beneficial conversion feature and debt financing costs related to the October 2004 equity and convertible debt financing. Interest expense will continue to increase in 2005 as a result of the amortization of these items, acceleration of deferred financing and discount due to conversion of convertible debt after year-end and due to the actual interest accrued on the debt. Interest expenses for 2003 included $12,894,000 in non-cash charges for debt discounts, the beneficial conversion feature and debt financing costs related to our financing activities during 2003. Cash-based interest expense in 2003, in the amount of $1,008,000, included $783,000 in amortization of debt financing costs and $132,000 in interest expense on notes related to our December 2002 debt financing. These charges did not continue in 2004, as the December 2002 notes were fully repaid in September, 2003, and notes we issued during 2003 (including all accrued interest thereon) were fully converted into common stock in November 2003. In addition, 2003 interest expense included $72,000 related to the $936,000 promissory note we owed to Axcan Pharma, which we paid on January 2, 2004, in accordance with the terms under the note.

INCOME TAXES

For the years ended December 31, 2004 and 2003, we included no provision for foreign, federal or state income taxes, as we incurred net operating losses.

NET LOSS

As a result of the above, the net loss (adjusted for the 1:25 reverse split that we implemented effectively June 17, 2004) applicable to common stockholders for the year ended December 31, 2004 was $10,077,000, or $0.68 per share, compared to a net loss of $19,881,000, or $8.99 per share, in the year ended December 31, 2003. The 2003 net loss included $12,894,000 in non-cash interest expense arising from debt discounts and the beneficial conversion feature related to the bridge financings in December 2002 through September 2003.

                         LIQUIDITY AND CAPITAL RESOURCES

SUMMARY

Since our inception through December 31, 2004, we had an accumulated deficit of approximately $69 million, including $16 million in non-cash interest expense. We may continue to incur operating losses due to spending on research and development programs, legal fees in support of our intellectual property rights, clinical trials, regulatory activities, sales, marketing and administrative activities. This spending may not correspond with any meaningful increases in revenues in the near term, if at all. As such, these costs may result in losses until such time as we generate sufficient revenue to offset such costs. We financed our operations primarily through private placements of common stock and preferred stock, private placements of convertible notes and short term notes and through credit arrangements.

TRANSACTIONS IN 2004

The following summarizes our capital financing transactions during 2004:

OFFERING TO STOCKHOLDERS AS OF AUGUST 29, 2003

On April 20, 2004, we completed our offering to those persons who held shares of our common stock as of August 29, 2003, raising the approximate $3.0 million maximum in additional equity financing. The targeted offering, for 1,188,470 shares of the Company's common stock at $2.50 per share (after giving effect to the 1:25 reverse split effective June 17, 2004) allowed stockholders to purchase one share of the Company's common stock for each share of common stock held on August 29, 2003. The targeted offering also included an "over-subscription right" which allowed stockholders to purchase additional shares to the extent the "basic rights" were not fully subscribed.

We filed a registration statement to register the shares to be offered to the stockholders as of August 29, 2003 (the "targeted offering"). The SEC declared that registration statement effective on February 13, 2004. We are using the proceeds from the targeted offering for general working capital purposes, including supporting our continued growth and intellectual property strategies.

PRIVATE PLACEMENT EQUITY AND DEBT FINANCING ENTERED INTO SEPTEMBER 28, 2004

On September 28, 2004, we entered into definitive agreements for the sale and issuance of convertible debentures, common stock and warrants to purchase common stock to certain accredited investors in a private placement financing transaction. On October 25, 2004, after receiving approval to list the shares from the AMEX, we completed this transaction. We received net proceeds of approximately $9.8 million before related legal and registration expenses of approximately $300,000. We will use the proceeds for general working capital purposes.

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

The debentures are convertible at any time at the option of the holder into the Company's common stock at a conversion price of $2.29 per share, which was 120% of the $1.91 per share closing price of the common stock on the AMEX on the trading day prior to the date that the Company and the investors signed the definitive purchase agreements The conversion price is subject to certain adjustments, with a minimum conversion price of $2.20 per share, unless the Company obtains stockholder approval to reduce the conversion price below $2.20.

Subject to certain conditions, the debentures will also be convertible at the Company's option at any time after the first anniversary of the issuance date if the closing price of the Company's common stock equals or exceeds 175% of the conversion price for at least 20 consecutive trading days. Also subject to certain conditions, upon maturity, the Company may cause the holders to convert the entire principal amount of debentures outstanding into shares of common stock, at a price per share equal to the lesser of the stated conversion price and 90% of the volume weighted average trading price of its common stock for the 20 days prior to the maturity date.

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

Subsequent to year-end 2004, the holders of $3,288,000 principal amount of debentures elected to convert that amount of debentures (including accrued interest of approximately $31,108) into common stock at $2.29 per share. Accordingly, we issued 1,449,392 shares of common stock to these debenture holders.

Common Stock

The Company issued and sold a total of 2,362,420 shares of its common stock at a purchase price of $1.53 per share, which is 80% of the closing price of the common stock on the AMEX on the trading day prior to the date that the Company and the investors signed the definitive purchase agreements. Accordingly, the Company received an aggregate purchase price of $3,614,503 for these shares.

Warrants to Purchase Common Stock

In the private placement financing we completed on October 25, 2004, we issued warrants to purchase up to 1,832,461 shares of common stock to the investors who purchased convertible debentures and warrants to purchase up to 1,181,210 additional shares of common stock to the investors who purchased common stock. The warrants are exercisable for five years from the date of issuance at an exercise price of $2.10 per share, which is 110% of the $1.91 per share closing price of the common stock on the AMEX on the trading day prior to the date that the Company and the investors signed the definitive purchase agreements. The exercise price is subject to certain adjustments, including future sales of securities below the exercise price, with a minimum exercise price of $1.91 per share unless the Company obtains stockholder approval to reduce the exercise price below $1.91.

During 2004, holders of 163,399 warrants exercised these warrants, at an exercise price of $2.10 per share. Accordingly, the Company issued 163,399 shares of common stock to these warrant holders and received $343,138 in aggregate proceeds.

Subsequent to year-end 2004, the holders of 192,811 warrants exercised these warrants, at an exercise price of $2.10 per share. Accordingly, we issued 192,811 shares of common stock to these warrant holders and received $404,903 in aggregate proceeds.

Registration of Common Stock

The Company has agreed to undertake registration with the Commission of the common stock and common stock underlying the convertible debentures and warrants. We filed a registration statement with the Commission on November 24, 2004 covering these shares and the Commission declared the registration statement effective on December 6, 2004.

CHANGES IN CAPITAL STOCK STRUCTURE

On June 15, 2004, we held our 2004 Annual Meeting of Stockholders, where our stockholders voted to permit the Board of Directors, in their discretion, to effect a one-for-twenty-five reverse stock split of our common stock. On June 16, 2004, the Board of Directors approved the reverse stock split effective June 17, 2004. Additionally, our stockholders approved the reduction in our authorized shares of common stock from 500 million to 50 million which we implemented concurrent with the reverse stock split.

CAPITAL TRANSACTIONS IN DECEMBER 2002 AND IN 2003
(NOTE: Except where specified, numbers of shares and per share amounts do not reflect the 1:25 reverse split effective June 17, 2004)

PRIVATE PLACEMENT BRIDGE FINANCINGE EFFECTIVE DECEMBER 27, 2002

On December 27, 2002, we obtained $2,000,000 in bridge financing from Gibralt US, Inc., an affiliate, Samuel Belzberg, then one of our directors and a significant stockholder. In return for this financing, we issued $1,000,000 in secured convertible notes and $1,000,000 in unsecured convertible notes, as well as 8,333,333 warrants to purchase common stock at $0.26 per share. We used the proceeds of this bridge financing to fund our operations while management assessed our business plan, capital needs and the availability of investment capital.

We anticipated that we would have access to additional funding sources from affiliated stockholders and new private and institutional investors. We required the proceeds of any such financing, together with our current cash resources, to continue as a going concern and to fund our operations and commercialize our products in 2003. However, at the time, we recognized that additional financing may not be available on acceptable terms or at all. The inability to obtain additional financing could have caused us to reduce or cease operations, sell all or a portion of our assets, or enter into a business combination with a third party.

In April 2003, we appointed an investment banking firm (with which we had no prior relationship) as our exclusive financial advisor to provide advice relating to our capital structure and to explore raising additional capital through an equity financing in which the advisor would act as our placement agent.

MODIFICATIONS TO DECEMBER 27, 2002 BRIDGE FINANCING AND PRIVATE PLACEMENT BRIDGE FINANCING EFFECTIVE MAY 7, 2003

On May 7, 2003, we issued Class C Preferred Stock to the holders of the notes and warrants we had issued in December 2003 in exchange for certain modifications we made to those notes and warrants. These shares of Class C Stock were convertible into 27,117,240 shares of common stock upon satisfaction of certain conditions. The modifications to the notes included eliminating the convertibility feature of the notes and eliminating the noteholders' right to approve a future financing transaction. We issued Class C notes in exchange for the December 2002 notes to reflect these modified terms, and the warrant holders surrendered their warrants to us for cancellation.

On May 7, 2003, we also issued $1,200,000 in Class D notes to Gibralt US (an affiliate of a director, Samuel Belzberg, to which we issued $1,100,000 principal amount notes) and to two directors (James A. Wylie, Jr. and Peter Norris, to each of whom we issued $50,000 principal amount of notes). We issued these notes in exchange for loan commitments made by these noteholders. We also issued to these noteholders Class D Preferred Stock as a prepaid discount to recognize that the loan commitments were expected to be converted into equity in a future equity financing transaction that we then contemplated and to reflect the risk that the equity financing transaction might not occur. These shares of Class D Stock were convertible into a total of 3,021,552 shares of common stock upon satisfaction of certain conditions. The notes were convertible into the securities to be issued in the contemplated equity financing on the same terms as applied to the other investors in the equity financing.

EXCHANGE OF OUSTANDING PREFERRED STOCK ON AUGUST 22, 2003

On August 22, 2003, we exchanged the Class C Stock for an equal number of shares of Class E Preferred Stock, and we exchanged the Class D Stock for an equal number of shares of Class F Preferred Stock. We exchanged these shares of preferred stock in accordance with the stipulation of settlement we entered into to settle the Augenbaum class action lawsuit that was filed in July 2003. That lawsuit claimed, among other things, that the Class C Stock and Class D Stock was not permitted to be, by its terms, convertible into common stock. Accordingly, although we denied the allegations in the lawsuit, to reach a settlement expeditiously, we created the Class E and Class F Stock and performed the preferred stock exchange. The Class E and F Stock is not by its terms convertible into common stock. However, by a separate agreement between us and the holders of the Class E and F Stock, upon the satisfaction of certain conditions, we agreed to issue 27,117,240 shares of common stock in exchange for the Class E Stock and to issue 3,021,552 shares of common stock in exchange for the Class F Stock.

PRIVATE PLACEMENT EQUITY FINANCING ENTERED INTO SEPTEMBER 3, 2003

On September 2, 2003, we entered into definitive agreements for an equity financing. Pursuant to these agreements, on September 3, 2003, the investors in the equity financing funded to us $6,500,000 in the form of secured bridge loans. The $1,200,000 principal amount of Class D notes we issued in May 2003 converted into common stock at the final closing of the equity financing on November 25, 2003. We applied part of the proceeds of the secured bridge loans to repay all of the notes that we originally issued in connection with our $2,000,000 December 2002 bridge financing. The secured bridge notes converted into common stock at $0.08 per share at the final closing, the investors purchased $15,500,000 of common stock for $0.10 per shares and the $1,200,000 in Class D notes and accrued interest on these notes were purchased for common stock for $0.10 per share.

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

On November 25, 2003, we had the final closing of our equity financing, pursuant to which we issued a total of 256,552,012 shares of common stock to the investors in the equity financing. In connection with the final closing of the equity financing, we also exchanged all outstanding Class E Stock for a total of 27,117,240 shares of common stock and we exchanged all outstanding Class F Stock for a total of 3,021,552 shares of common stock, as provided by the August 2003 exchange agreement. Additionally, we issued 500,000 shares of common stock to Verus Support Services, Inc. in connection with an agreement we made on September 30, 2003 to issue these shares in lieu of accrued cash payments due under our December 2001 agreement with Verus.

In December 2003, 11,010,057 warrants with an exercise price of $0.001 per share were exercised, for which we issued a total of 10,977,676 shares of common stock. Because these holders used the cashless exercise feature of the warrants, they did not have to pay us the exercise price in cash and we issued fewer than the total number of warrants exercised.

On December 18, 2003, in connection with the equity financing, we issued an additional 347,567 shares of common stock to those investors who paid cash for their shares at the final closing of the equity financing, as they were entitled to either receive the interest that was earned on their funds while held in escrow or to receive shares in lieu of this interest, as determined by the placement agent. At the placement agent's election, we received approximately $35,000 in interest from the escrow agent on December 18, 2003 and issued the additional shares to the investors (at a price of $0.10 per share).

CASH POSITION AND CASH FLOW

We had cash balances of approximately $14,436,000 and $13,398,000 at December 31, 2004 and December 31, 2003, respectively.

We have financed our operations primarily through private placements of common and preferred stock, convertible and short-term notes, and through credit arrangements. In September 2003, we entered into an equity financing transaction pursuant to which we raised gross proceeds of $22,000,000 and satisfied $1,200,000 in debt, which we had issued in a May 2003 bridge financing. Of the cash proceeds raised in 2003, we utilized approximately $8.6 million as follows:
$2,250,000 in initial payments to acquire the exclusive rights to the EVLT(R) patent, $2,132,000 to retire the notes we issued in December 2002, $438,000 to retire short-term notes, $1,160,000 in equity financing costs, $1,141,000 in the reduction of trade payables, $150,000 in the Augenbaum litigation settlement, and $1,329,000 in working capital from September through December 2003.

CASH USED IN OPERATIONS

Cash used in operations for the year ended December 31, 2004 was $8,731,000. The cash used in operations reflects the net loss for the year of $10,077,163 and primarily relates to the significant expansion in the size of the sales force and external marketing initiatives of $3,105,000 in support of the commercialization of EVLT(R), as well as $1,200,000 in legal fees incurred in asserting our EVLT(R) patent.

CASH USED IN INVESTING

Cash used in investing activities for the year ended December 31, 2004 was approximately $519,000, primarily related to demonstration equipment and customer trial programs.

CASH PROVIDED BY FINANCING

Cash provided by financing activities for the year ended December 31, 2004 was approximately $10,324,000. This primarily includes the $2,728,000 net proceeds we received from the targeted offering completed on April 20, 2004, the $9,505,000 net proceeds we received from the 2004 private placement debt and equity financing completed on October 25, 2004 and the $343,000 we received from the exercise of warrants we issued in the 2004 private placement. Proceeds from these financings were partially offset by the first quarter retirement of a promissory note to Axcan Pharma in the aggregate principal amount of $936,000 and a reduction in the borrowing outstanding under the UK tradeline facility with Barclay's Bank ($262,000). Financing activities also included payments of $1,000,000 related to current maturities of the EVLT(R) technology acquisition obligation.

BANK LINES OF CREDIT

Diomed, Ltd., the Company's United Kingdom-based subsidiary, utilizes a line of credit with Barclays Bank, limited to the lesser of (GBP)100,000 ($190,000 at December 31, 2004) or 80% of eligible accounts receivable ($254,000 at December 31, 2004). The credit line bears interest at a rate of 3% above Barclays base rate (4.75% at December 31, 2004) and borrowings are due upon collection of receivables from customers. As security interest, Barclay's Bank has a lien on all of the assets of our U.K subsidiary, Diomed Ltd., excluding certain intellectual property. As of December 31, 2004 there were no amounts outstanding under this line. At December 31, 2003, there was approximately $262,000 outstanding under this line.

On June 8, 2004, we entered into a line of credit facility with Silicon Valley Bank for $2,500,000, limited to 80% of our domestic accounts receivable and 50% of our eligible inventory balances, as defined. The line of credit bore interest at 1% above the prime interest rate. The line of credit was secured by the assets of Diomed, excluding certain intellectual property, and was subject to financial covenants including tangible net worth and liquidity. Diomed's obligations under the line of credit were also guaranteed by the Company. As a result of the private placement debt and equity financing that we completed on October 25, 2004, we terminated the $2,500,000 line of credit with Silicon Valley Bank. At no time during the term of the line of credit did we fail to comply with any of our covenants in the line of credit, nor did we draw down on the line, and accordingly, there were no amounts outstanding at the time of termination.

FUTURE AVAILABILITY OF CREDIT

As of December 31, 2004, other than the security under the Barclays Bank line of credit, our assets were not the subject to any liens or encumbrances. Therefore these unencumbered assets are available as security for credit facilities we may seek in the future. However, under the terms of the convertible debentures that we issued on October 25, 2004, we agreed that, so long as at least 10% of the original principal amount of any debenture was outstanding, we would not incur indebtedness or create a lien that is senior to or having an equal priority with our obligations under the debentures, except for purchase money security interests and otherwise to the extent that we do so in the ordinary course of our business.

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

Senior management reviews accounts receivable on a monthly basis to determine if any receivables could potentially be uncollectible. We include specific accounts receivable balances that are determined to be uncollectible, along with a general reserve, in our overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on available information, we believe our allowance for doubtful accounts as of December 31, 2004 is adequate.

      Warranty Obligation. We engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers. In addition to these proactive measures, we also provide for the estimated cost of product warranties at the time revenue is recognized, based on historical warranty rates.

      Excess and Obsolete Inventory. Inventories are valued at the lower cost (first-in, first-out) or market. We maintain reserves for our estimated obsolete inventory based on historical cost.

      Deferred Income Taxes. Deferred income taxes are provided on temporary differences that arise in the recording of transactions for financial and tax reporting purposes and result in deferred tax assets and liabilities. Deferred tax assets are reduced by an appropriate valuation allowance if, in our judgment, it is more likely than not that the deferred tax asset will not be realized.

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

ITEM 7. FINANCIAL STATEMENTS.

Our consolidated financial statements and related financial statement schedules are included herein and filed as a part of this annual report. See Index on page F-i.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

The Company's principal executive officer and its principal financial officer have carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a -15e and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2004 and have concluded that, as of such date, the Company's disclosure controls and procedures in place are adequate to ensure material information and other information requiring disclosure is identified and communicated on a timely basis.

(b) Changes in internal control over financial reporting.

During the period covered by this report, there have been no significant changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following tables set forth certain information concerning our executive officers and directors serving as of March 23, 2005. For information about ownership of our common stock by the officers and directors named below, see "Security Ownership of Certain Beneficial Owners and Management."

    NAME                   AGE       POSITIONS AND OFFICES WITH THE COMPANY
    ----                   ---       --------------------------------------
Geoffrey Jenkins ....       52       Chairman, Board of Directors
James A. Wylie, Jr. .       66       Director, President and Chief Executive
                                        Officer
David Swank .........       47       Director, Chief Financial Officer
Gary Brooks .........       70       Director, Audit Committee Member
Kim Campbell ........       57       Director
Peter Klein .........       51       Director
Edwin Snape, Ph.D....       64       Director
Sidney Braginsky ....       67       Director, Audit Committee Member
Joseph Harris .......       58       Director, Audit Committee Chairman
Chistopher J. Geberth       34       Vice President, Finance
John J. Welch .......       46       Vice President, North American Marketing
Cary Paulette........       43       Vice President, North American Sales
Kevin Stearn ........       44       General Manager, Diomed Limited

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

At our Annual Meeting of Stockholders held June 15, 2004, our stockholders elected all of our current directors to serve until the term ending at our Annual Meeting of Stockholders to be held in 2004.

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

Pursuant to the stockholders' agreement that we entered into with certain of the investors in the 2003 equity financing, these investors have the right to designate three persons for nomination to the board of directors. In January 2004, these investors designated to us two of these persons, Sidney Braginsky and Edwin Snape, Ph.D., for nomination. On January 20, 2004, the board of directors elected Mr. Braginsky and Dr. Snape to the board. At that time, Mr. Braginsky joined the board's Audit Committee and Dr. Snape joined the board's Compensation Committee. In February 2004, these investors designated to us the third of these persons, Joseph Harris, for nomination. Effective February 23, 2004, Samuel Belzberg resigned as a director and the board of directors elected Mr. Harris to the board. At that time, Mr. Harris became Audit Committee Chairman and Mr. Brooks continued to serve as a member of the Audit Committee.

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

In April 2004, we adopted a code of ethics and a code of professional business conduct applicable to our directors, officers and employees, which can be viewed on our website, www.diomedinc.com. We will also furnish a copy of the code of ethics and code of professional business conduct upon written request to us at Diomed Holdings, Inc., One Dundee Park, Andover, MA 01810, Attn: Christopher Geberth, Vice President Finance.

The following information regards our directors as of March 23, 2005:

                        DIRECTOR    PRINCIPAL      OCCUPATION DURING
NAME                    AGE          SINCE         LAST FIVE YEARS AND DIRECTORSHIPS
----                    ---         ---------      ---------------------------------
Geoffrey Jenkins        52            2002         Mr. Jenkins has been a director of Diomed since
                                                   2001, a director of the Company since the February
                                                   14, 2002 merger, is chairman of the Compensation
                                                   Committee and has been the chairman of the board
                                                   of directors of the Company since January 2003.
                                                   Mr. Jenkins has over twenty-five years of
                                                   experience in building consumer and professional
                                                   healthcare companies. In 2000, he founded and
                                                   became the president of UV-Solutions, LLC, a
                                                   product development company. From 1998 to 2000,
                                                   Mr. Jenkins held the positions of chief operating
                                                   officer and then president of MDI Instruments,
                                                   which was acquired by Becton Dickinson in 1999.
                                                   MDI Instruments developed and marketed diagnostic
                                                   devices for the healthcare market. Mr. Jenkins
                                                   holds a BS and BA from Clarkson University,
                                                   awarded in 1976.

Sidney Braginsky        67            2004         Mr. Braginsky has been a director since January
                                                   2004. Mr. Branginsky has in excess of thirty years
                                                   of executive experience in scientific and consumer
                                                   products. During the past five years and prior
                                                   thereto, Mr. Braginsky has held a variety of
                                                   executive level positions. Currently, Mr.
                                                   Braginsky is the chairman of DoubleD Venture Fund,
                                                   LLC, chairman of Atropos Technologies, LLC chief
                                                   executive officer and president of Ineedmd, Ltd.
                                                   and chairman and chief executive officer of
                                                   Digilab, LLC, a manufacturer and marketer of
                                                   spectroscopy instruments. From 2001 through 2003,
                                                   Mr. Braginsky was president of Mediscience Corp.,
                                                   a designer and developer of diagnostic medical
                                                   devices. From 1994 through 2000, he was president
                                                   and chief operating officer of Olympus America,
                                                   Inc., which he joined in 1970. During his tenure
                                                   at Olympus America, a business unit of the global
                                                   Japanese company, Mr. Braginsky built Olympus
                                                   America into a billion dollar business unit
                                                   focused on optical products. Mr. Braginsky
                                                   currently serves as a director of Noven
                                                   Pharmaceutical Corp. (where he is a member of the
                                                   Audit Committee), a director of Estech Cardiology
                                                   and a director of E.O.S.Electro-Optical Systems.
                                                   Mr. Braginsky is also chairman of the board of
                                                   City University of New York, Robert Chambers
                                                   Laboratory, chairman of International Standards
                                                   Organization Optics and Electro-Optical Systems
                                                   and a board member of several other organizations
                                                   in the scientific and educational community. Mr.
                                                   Braginsky attended the City University of New
                                                   York.

Gary Brooks             70            2003         Mr. Brooks has been a director of the Company
                                                   since March 2003 and is a member of the Audit
                                                   Committee. Mr. Brooks is a nationally recognized
                                                   turnaround consultant and crisis manager. During
                                                   the past five years and prior thereto, Mr. Brooks
                                                   has principally served as chairman and chief
                                                   executive officer of Allomet Partners, Ltd. where
                                                   since 1985 he has provided turnaround consulting
                                                   and interim management services to more than 400
                                                   companies. He has over thirty-five years of
                                                   diversified executive management experience. Mr.
                                                   Brooks earned a BS in Biochemical Engineering and
                                                   Industrial Management from Massachusetts Institute
                                                   of Technology in 1955 and an MS in Chemical
                                                   Engineering and Operations Research from the
                                                   University of Rochester in 1959.

A. Kim Campbell         57            2002         Ms. Campbell has been a director of the Company
                                                   since March 2002, and is a member of the
                                                   Compensation Committee. Ms. Campbell served as
                                                   Canada's 19th (and first female) Prime Minister in
                                                   1993. She was also Canada's Minister of Justice,
                                                   Attorney General and Minister of National Defense.
                                                   Currently, Ms. Campbell is a Visiting Professor of
                                                   Practice at the John F. Kennedy School of
                                                   Government at Harvard University. In 2000, she
                                                   completed a four-year term as Consul General of
                                                   Canada in Los Angeles, California, in which she
                                                   fostered trade in the high-tech and biotechnology
                                                   industries. Ms. Campbell holds a range of
                                                   prestigious positions, including Senior Fellow of
                                                   the Gorbachev Foundation of North America in
                                                   Boston, Massachusetts, and member of the
                                                   International Council of the Asia Society of New
                                                   York. Ms. Campbell is chair of the Council of
                                                   Women World Leaders, an organization of current
                                                   and former Presidents and Prime Ministers, and
                                                   deputy president of the Club Madrid, an
                                                   organization of former heads of state and
                                                   government that supports democratic transition.
                                                   Ms. Campbell holds a BA and an LLB from the
                                                   University of British Columbia, awarded in 1969
                                                   and 1983, respectively, performed doctoral work in
                                                   Soviet government at the London School of
                                                   Economics from 1970 to 1973 (ABD), and holds four
                                                   honorary doctorates.

Joseph Harris           58            2004         Mr. Harris has been a director of Diomed since
                                                   February 2004. Mr. Harris is currently a partner
                                                   in Trillium Lakefront Partners, III, an early
                                                   stage and growth equity venture capital company.
                                                   He has also served as senior vice-president and
                                                   director of corporate strategy & development for
                                                   Smithkline Beecham, where his responsibilities
                                                   included management of corporate acquisitions,
                                                   divestitures, and joint ventures; Eastman Kodak,
                                                   as managing director of business development and
                                                   director of Licensing Technology Development; and
                                                   senior vice president, corporate development at
                                                   Cantel Medical Corp, a publicly-traded medical
                                                   device Company. Mr. Harris received his bachelors
                                                   degree in Accounting and his MBA from Syracuse
                                                   University School of Business. He earned his Juris
                                                   Doctor degree from the Syracuse University School
                                                   of Law. He was a certified public accountant with
                                                   Coopers & Lybrand and practiced law in the state
                                                   of New York with the Mackenzie law firm. Mr.
                                                   Harris also serves on the board of directors of
                                                   PacificHealth Laboratories, Inc., a developer of
                                                   nutritional products for sports performance,
                                                   weight loss and Type 2 diabetes.

Peter Klein             51            2002         Mr. Klein has been a director of Diomed since 1999
                                                   and a director of the Company since the February
                                                   14, 2002 merger. Mr. Klein has served as the
                                                   president and chief executive officer of Diomed
                                                   from June 1999 and of the Company since the merger
                                                   through January 2003, at which time he resigned
                                                   from the offices of president and chief executive
                                                   officer, but remained a director. For thirteen
                                                   years prior to joining Diomed, Mr. Klein has
                                                   served as an executive in the medical image
                                                   processing business, first as founder, president
                                                   and co-chairman of Tomtec Imaging Systems, then as
                                                   president and chief executive officer of Medison
                                                   America, Inc., a subsidiary of the Korean Group
                                                   Medison.

Edwin Snape, Ph.D.      64            2004         Dr. Snape has been a director since January 2004.
                                                   Dr. Snape has extensive experience in a broad
                                                   range of medical-related fields. His experience in
                                                   the field of medical devices represents a broad
                                                   range of technologies and markets, including wound
                                                   drainage, blood transfusion, ultrasound, MRI,
                                                   implantable devices, drug delivery, vascular
                                                   access, organ isolation, atrial fibrillation,
                                                   cardiac monitoring, temperature management and
                                                   thrombectomy. In the diagnostic field, Dr. Snape's
                                                   experience includes alcohol and drug testing,
                                                   diabetes, cardiovascular disease, haematology
                                                   testing and antibody-based diagnostic testing. His
                                                   experience in the pharmaceutical field includes
                                                   drug delivery, CNS disorders, viral and bacterial
                                                   diseases, GI tract disorders, human tissue and
                                                   organ regeneration and oncology. During the past
                                                   five years and prior thereto, Dr. Snape has been a
                                                   partner of New England Partners, a venture capital
                                                   company based in Boston, Massachusetts founded in
                                                   1995. He was either the founder or management
                                                   partner in nine private equity funds, and has been
                                                   involved in numerous investments, including over
                                                   320 investments in the health care sector,
                                                   fourteen of which completed initial public
                                                   offerings and seventeen of which were either
                                                   merged or acquired. Dr. Snape earned Bachelor of
                                                   Science and Ph.D. degrees from University of
                                                   Leeds, England.

David Swank             47            2003         Mr. Swank has been a director of the Company since
                                                   March 2003 and served as chairman of the Audit
                                                   Committee from that time until he became the
                                                   Company's chief financial officer, effective
                                                   September 1, 2003. Mr. Swank is president and
                                                   founder of BrookstoneFive, Inc., a private
                                                   consulting firm engaged in corporate strategy
                                                   formulation and capital acquisition. Since 1997,
                                                   Mr. Swank has principally been the president of
                                                   BrookstoneFive, Inc., although from 2001 to the
                                                   beginning of 2003, he also served as executive
                                                   vice president and chief financial officer of
                                                   Melard Technologies, Inc., a New York-based,
                                                   privately held high-tech developer of wireless
                                                   computing devices. From 1994 to 1996, he served as
                                                   executive vice president-corporate development and
                                                   senior vice president-chief financial officer at
                                                   Telxon Corporation, a publicly traded developer of
                                                   mobile computing devices, and from 1989 to 1992,
                                                   he was regional controller for PepsiCo Foods
                                                   International (PFI), the international snack food
                                                   subsidiary of PepsiCo, Inc. Mr. Swank's other
                                                   experience includes chief financial officer at AVM
                                                   Systems, Inc., a high-tech developer of Command
                                                   and Control Systems, and audit manager at Peat,
                                                   Marwick, Mitchell & Company (currently KPMG), an
                                                   international "Big Four" accounting firm. Mr.
                                                   Swank earned a BS in Business Administration in
                                                   the honors accounting program at The Ohio State
                                                   University in 1980 and an MBA with a concentration
                                                   in Finance at Southern Methodist University in
                                                   1989.

James A. Wylie, Jr.     66            2003         Mr. Wylie has been a director of the Company since
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

   The following information regards our current executive officers, in addition to Mr. Wylie and Mr. Swank, and highly-compensated non-executive officer employees:

Kevin Stearn, General Manager,
Diomed, Ltd.                             Mr. Stearn joined us in March 2000 and is Diomed
                                         Ltd. the general manager of our UK subsidiary.
                                         From 1987 to 2000 he served as the operations
                                         director of MediSense, a medical diagnostic
                                         manufacturer, joining that company in its early
                                         start-up phase and growing it from revenues of $20
                                         million to $285 million and a workforce of over
                                         700 people and a 30-fold increase in production.
                                         Mr. Stearn has managed FDA inspections.

Christopher Geberth, Vice President,
Finance                                  Mr. Geberth joined us in May 2004 as vice
                                         president, finance and controller. Mr. Geberth has
                                         prior experience in the fields of finance and
                                         accounting in technology and manufacturing
                                         industries. Mr. Geberth has held positions of vice
                                         president and controller with Melard Technologies,
                                         Inc., a New York based, privately held high tech
                                         developer of wireless computing devices, and vice
                                         president and controller of Netmarket Group, Inc.,
                                         a privately held e-commerce company. Prior to
                                         joining Diomed, Mr. Geberth served as an audit
                                         manager focusing on emerging growth companies with
                                         PricewaterhouseCoopers LLP, an international "Big
                                         Four" accounting firm. Mr. Geberth earned his BA
                                         in Accounting from Pace University in 1993.

John J. Welch, Vice President,
North American Marketing                 Mr. Welch joined us in October 2002 as vice
                                         president of marketing. He has over 20 years prior
                                         experience in marketing, sales and management in
                                         the medical device industry. Prior to joining
                                         Diomed, Mr. Welch was worldwide vice president of
                                         marketing for the surgical division of Haemonetics
                                         Corp., and before that he served CR Bard and
                                         Datex-Ohmeda in sales and marketing capacities and
                                         acted as director of marketing and sales for the
                                         New England Region of the American Red Cross Blood
                                         Program. Mr. Welch holds a BS in medical
                                         technology from Framingham State College.

Cary Paulette, Vice President,
North American Sales                     Mr. Paulette joined us in December 2004 as vice
                                         president of North American Sales. He has over 20
                                         years experience in sales and marketing management
                                         in the medical device and software industries.
                                         Prior to joining Diomed, Mr. Paulette served as
                                         Region Manager for Guidant CRM. Prior to that, he
                                         held roles as Vice President of The Americas for
                                         Viewlocity and I2, both Supply Chain Software
                                         developers. Prior to his software experience, Mr.
                                         Paulette worked in various sales and marketing
                                         positions for Boston Scientific Corporation with
                                         his last role as Area Director for Boston
                                         Scientific Endoscopy. Mr. Paulette holds a BA in
                                         Marketing Management from Baylor University.

             SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act requires our directors, executive officers and persons who own more than 10% of any class of our capital stock to file with the SEC initial reports of ownership and reports of changes in ownership and to provide copies of such reports to us. Based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required to be filed during the fiscal year ended December 31, 2004, we believe that all of the filing requirements applicable to our officers, directors and beneficial owners of greater than 10% of our common stock were complied with during the most recent fiscal year as to which we have issued our annual report, except as follows:

Three of our directors and executive officers did not timely file notices of the acquisition of stock options that we granted during 2004. The following grants of options were not reported within ten business days of grant to these new directors on Forms 3 required to be filed with the SEC, but were reported when these officers and directors filed their respective Forms 5 with the SEC in February 2005:

                                                   Number of Shares
                                                      underlying
         Name                  Date of Grant        Stock Options *
         ----                  -------------        -------------
         Sidney Braginsky         2/24/04               20,000
         Edwin Snape              2/24/04               20,000
         Joseph Harris            2/24/04               20,000

*Number of shares underlying stock options are adjusted to give effect to the 1:25 reverse stock split effective on June 17, 2004.

In the debt and equity financing that we completed on October 25, 2004, we issued to Omicron Master Trust (i) convertible debentures in the principal amount of $5,500,000, convertible into 2,401,747 shares of common stock and (ii) warrants to purchase 1,439,791 shares of common stock. These securities represented approximately 20% of our outstanding shares (assuming the conversion and exercise of Omicron's derivative securities). To our knowledge, Omicron did not file a Form 3 with the SEC to indicate its acquisition of beneficial ownership of common stock, required to be filed within 10 business days of the acquisition of these securities, or Forms 4 to reflect any subsequent acquisitions or dispositions of our securities that may have occurred.

ITEM 10. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

The following table sets forth certain information concerning the compensation that we paid for services rendered in all capacities for the fiscal years ended December 31, 2003 and 2004 and by those individuals serving as our chief executive officer during 2003 and our other executive officers serving on December 31, 2004 whose salary and bonuses for 2004 exceeded $100,000. We refer to these officers as the "Named Executive Officers." Numbers of shares referenced below are adjusted to reflect the 1:25 reverse stock split effective June 17, 2004. This information is unaudited.

                                                                                  Long Term
                                                                                Compensation
                                                                                   Awards
   Name                                                                          Securities
   and                         Fiscal          Annual                            Underlying           All Other
 Principal                      Year        Compensation                         Options (1)        Compensation
  Position                      End            Salary               Bonus       (No. Shares)             (2)
-----------------------------------------------------------------------------------------------------------------
James Wylie (3)              12/31/04          $330,000           $50,000         287,412                  $0
                             12/31/03          $225,000          $177,000          32,000             $75,000

David Swank (4)              12/31/04          $177,544           $83,300          70,000                  $0
                             12/31/03           $96,100                $0           8,000                  $0

John Welch (5)               12/31/04          $165,500           $25,000          28,000                  $0
                             12/31/03          $146,000                $0           4,400                  $0

Kevin Stearn (6)             12/31/04          $171,000           $32,000          34,000                  $0
                             12/31/03          $134,000                $0           6,000                  $0

Christopher Geberth (7)      12/31/04           $80,000                $0          30,000                  $0
                             12/31/03                $0                $0               0                  $0

Cary Paulette (8)            12/31/04           $11,330                $0          50,000                  $0
                             12/31/03                $0                $0               0                  $0

(1) During fiscal 2004 and 2003, neither Diomed Holdings, Inc. nor Diomed, Inc. granted any restricted stock awards or stock appreciation rights or made any long-term incentive plan payouts to any Named Executive Officer.

(2) Includes all other annual compensation and all other long-term compensation. Perquisites are not included if the aggregate amount is less than the lesser of $50,000 or 10% of salary and bonus.

(3) Pursuant to terms of Mr. Wylie's employment agreement, Mr. Wylie's annual salary was increased from $300,000 to $330,000. We granted options to purchase 287,412 shares of common stock to Mr. Wylie in 2004. We paid Mr. Wylie a bonus of $50,000 in 2004 in recognition of his services performed in 2003. We agreed to pay Mr. Wylie a bonus of $66,000 in 2005 in recognition of his services performed in 2004.

(4) Mr. Swank became a director in March 2003 and served on our Audit Committee from that time until September 1, 2003, when we appointed Mr. Swank as chief financial officer on a consulting basis. We paid Mr. Swank consulting fees of $177,544 during 2004. Mr. Swank's consulting fee is currently $16,700 per month. We granted options to purchase 70,000 shares of common stock to Mr. Swank in 2004. We also paid Mr. Swank an aggregate bonus of $70,000 in 2004, including $50,000 in recognition of his services performed in connection with the equity financing completed in 2003 and $20,000 in recognition of his other services performed in 2003. We also agreed to pay Mr. Swank a bonus of $42,000 in 2005 in recognition of his services performed in 2004.

(5) Mr. Stearn began employment in February 2000. All figures expressed as converted into US dollars from British Pounds Sterling. Mr. Stearn's annual salary was increased from BPS 91,000 to BPS 96,000 effective September 1, 2004. We granted options to purchase 34,000 shares of common stock to Mr. Stearn in 2004. We paid Mr. Stearn a bonus of $33,000 in 2004 in recognition of his services performed in 2003. We agreed to pay Mr. Stearn a bonus of $32,000 in 2005 in recognition of his services performed in 2004.

(6) Mr. Welch became our vice president of North American marketing in October 2002. We increased Mr. Welch's annual salary to $175,000 effective October 1, 2004. We granted options to purchase 28,000 shares of common stock to Mr. Welch in 2004. We paid Mr. Welch a bonus of $25,000 in 2004 in recognition of his services performed in 2003. We agreed to pay Mr. Welch a bonus of $25,000 in 2005 in recognition of his services performed in 2005.

(7) Mr. Geberth became our vice present of finance in May 2004, at an effective annual salary of $125,000. We granted options to purchase 30,000 shares of common stock to Mr. Geberth in 2004. We agreed to pay Mr. Geberth a bonus of $20,000 in 2005 in recognition of his services performed in 2004.

(8) Mr. Paulette became our vice president of North American sales in December 2004, at an effective annual salary of $175,000. We granted options to purchase 50,000 shares of common stock to Mr. Paulette in 2004. We also agreed to pay Mr. Paulette a bonus of $30,000 in 2005 as an incentive to hire.

                      EQUITY COMPENSATION PLAN INFORMATION

As of December 31, 2004, 619,529 shares were available for issuance under our 2003 Omnibus Plan, 23,732 shares were available for issuance under our 2001 Plan and 27,076 shares were available for issuance under our 1998 Plan.

The following table lists information as of December 31, 2004 as to the outstanding warrants, stock options and other rights issued under our 2003 Omnibus Plan, 2001 Plan and 1998 Plan that were then outstanding and exercisable:

------------------------------- ----------------------------- ----------------------------- ---------------------------
                                                                                            Number of securities
                                Number of securities to be    Weighted average exercise     remaining available for
                                issued upon exercise of       price of outstanding          future issuance under
                                outstanding options,          options, warrants and rights  equity compensation plans
Plan Category                   warrants and rights                                         (excluding securities
                                (expressed in common stock)                                 reflected in column (a))
                                (a)                           (b)                           (c)
------------------------------- ----------------------------- ----------------------------- ---------------------------
Equity compensation plans                       1,046,068                         $8.12                       670,337
approved by stockholders
------------------------------- ----------------------------- ----------------------------- ---------------------------
Equity compensation plans not                           0                             0                             0
approved by stockholders
------------------------------- ----------------------------- ----------------------------- ---------------------------
Total                                           1,046,068                                                     670,337
------------------------------- ----------------------------- ----------------------------- ---------------------------

                              EMPLOYMENT AGREEMENTS

Effective January 10, 2003, we entered into an employment agreement with James
A. Wylie, Jr. as president and chief executive officer. Mr. Wylie became a director as of that date. Mr. Wylie's employment agreement was for an initial term of two years and provided for an annual base salary of $300,000 (payable commencing March 1, 2003), an award of options to purchase up to 32,000 shares (figure adjusted for 1:25 reverse stock split effective on June 17, 2004) of common stock and certain bonus compensation, including a discretionary bonus as determined by the board of directors and a bonus for the consummation of certain financings (including the equity financing), mergers or similar transactions. If we terminate Mr. Wylie's employment other than for cause, we will be obligated to pay his salary and provide benefits to him for the remainder of his two-year employment term. From December 2, 2002 until the effective date of his employment agreement, Mr. Wylie acted as a consultant to us and an advisory board member, pursuant to a management services agreement. Under the management services agreement, we paid Mr. Wylie a consulting fee of $125,000 for the period December 2, 2002 through February 28, 2003, and agreed to pay a success fee for the consummation of certain financing, merger or similar transactions (excluding the December 27, 2002 bridge financing transaction). The management services agreement was terminated upon the effective date of Mr. Wylie's employment agreement and was superceded by his employment agreement.

Effective December 28, 2003, we entered into a second employment agreement with James A. Wylie, Jr. This agreement superceded our January 10, 2003 employment agreement with Mr. Wylie, and extended his employment by one year from December 31, 2004 until December 31, 2005. Mr. Wylie's new agreement provides for an annual base salary of $330,000 (commencing January 1, 2004), an award of options to purchase up to 108,000 shares (figure adjusted for 1:25 reverse stock split effective on June 17, 2004) of common stock and certain bonus compensation. If we were to terminate Mr. Wylie's employment other than for cause, we would be obligated to pay his salary and provide benefits to him for the remainder of his two-year employment term.

Effective February 15, 2005, the terms of Mr. Wylie's employment were modified by (i) extending the term of employment through December 31, 2007 (formerly, the term was through December 31, 2005) at an effective annual base salary of $355,000, (ii) providing that in the event of termination by us without cause or by Mr. Wylie for good reason, we will pay an amount equal to either his base compensation for the remainder of the term or 12 months, whichever is greater and (iii) clarifying that Mr. Wylie will be able to terminate his employment agreement upon not less than 90 days' notice for reasons other than good reason, in which case we will not be required to pay severance.

Effective September 1, 2003, we entered into a consulting agreement with David
B. Swank, as chief financial officer. Mr. Swank's agreement provided for us to pay him a monthly fee of $12,500, and entitled him to receive options to purchase shares of common stock and bonus compensation. Effective March 1, 2004, we increased Mr. Swank's monthly fee to $16,700. Mr. Swank's agreement was for six-month automatically renewable periods, and was cancelable upon six months notice. Effective September 1, 2004, Mr. Swank's agreement was automatically extended for a second six-month period until March 1, 2005, at a monthly fee of $16,700.

Effective February 15, 2005, we modified the terms of Mr. Swank's employment by
(i) providing a term through December 31, 2005, renewable annually thereafter unless either party gives notice of non-renewal by November 30, (ii) providing that we may terminate Mr. Swank's employment for cause upon written notice and subject to a 30-day cure period in certain instances, (iii) providing that in the event of termination by us without cause or by Mr. Swank for good reason, we will pay an amount equal to either his base compensation for the remainder of the term or 12 months, whichever is greater, (iv) providing that Mr. Swank will not use or disclose proprietary information or confidential information, that all proprietary information is our property and that all inventions of Mr. Swank during the term of his employment that are related to our business are our property and (v) providing that Mr. Swank will not compete with us or solicit our customers, suppliers or employees during the term or for 12 months thereafter.

Other executive officers have agreements which generally provide that upon termination of their respective employment without cause, we will pay portions of their annual base salary and continue their medical benefits for a period of between three and twelve months. These agreements also provide that these executives are eligible to receive annual bonuses based on performance. As to Messrs. Stearn, Welch, Paulette and Geberth, effective February 15, 2005, we determined that in the event of termination by us without cause, we will pay an amount equal to 12 months' annual base salary.

Our employment agreements with our executives also prohibit the executive from directly or indirectly competing with us for a period of one-year following termination of their employment.

There have been no adjustments or amendments to the exercise price of stock options for our executive officers or directors, other than adjustments to then-outstanding stock options that correspond with the 1:25 reverse split effective June 17, 2004, which impacted the number of option shares and the option exercise price by a factor of 25.

                               STOCK OPTION PLANS
(Figures throughout this section for number of common stock, price per share of common stock, options and warrants are adjusted to give effect to the 1:25 reverse stock split effective on June 17, 2004)

2003 OMNIBUS PLAN

In November 2003, our stockholders approved a new incentive plan, the 2003 Omnibus Plan. The 2003 Omnibus Plan provides for grants or awards of stock options, restricted stock awards, restricted stock units, performance grants, stock awards, and stock appreciation rights. Only present and future employees and outside directors and consultants are eligible to receive incentive awards under the 2003 Omnibus Plan. We obtained stockholder approval of the 2003 Omnibus Plan at our annual meeting on November 25, 2003, after which we reserved 1,600,000 shares of common stock for issuance pursuant to this plan. As of December 31, 2004, options for 992,971 shares of common stock were outstanding under the 2003 Omnibus Plan, and options for 619,529 shares of common stock were available for future grants.

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

The 2003 Omnibus Plan also authorizes the grant of restricted stock awards on terms and conditions established by the Compensation Committee, which may include performance conditions. The terms and conditions will include the designation of a restriction period during which the shares are not transferable and are subject to forfeiture. In general, the minimum restriction period applicable to any award of restricted stock that is not subject to the achievement of one or more performance standards is three years from the date of grant. The minimum restriction period for any award of restricted stock that is subject to one or more performance standards is one year from the date of grant, except that restriction periods of shorter duration may be approved for awards of restricted stock or restricted stock units combined with respect to up to 180,000 shares reserved for issuance under the 2003 Omnibus Plan.

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

The 2003 Omnibus Plan authorizes the making of stock awards. The Compensation Committee will establish the number of shares of common stock to be awarded and the terms applicable to each award, including performance restrictions. No more than 180,000 shares of common stock, reduced by restricted stock and restricted stock unit awards, may be granted under the 2003 Omnibus Plan without performance restrictions.

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

Incentive awards representing up to 1,600,000 shares of common stock are authorized for issuance under the 2003 Omnibus Plan.

                        OPTION GRANTS IN LAST FISCAL YEAR
(Figures throughout this section are adjusted to give effect to the 1:25 reverse stock split effective June 17, 2004 for number of shares of common stock, price per share of common stock, options and warrants)

The following table sets forth certain information regarding stock options that we granted in 2004 to all Named Executive Officers:

Options Granted in 2004

                                                Percent of
Named Executive             No. Options         Total Granted                         Expiration
     Officer                  Granted           in 2004 (1)        Exercise Price        Date
------------------          -------------       --------------     --------------     ---------
James Wylie(2)              108,000                   11.3%            $4.50           2/11/2014

                            160,000                   16.8%            $5.00           2/24/2014

                            19,412                     2.0%            $4.25           3/26/2004

David Swank(3)              60,000                     6.3%            $5.00           2/24/2014

                            10,000                     1.0%            $2.02          10/29/2014

John Welch(4)               28,000                     2.9%            $5.00           2/24/2014

Kevin Stearn(5)             34,000                     3.6%            $5.00           2/24/2014

Cary Paulette(6)            50,000                     5.2%            $3.54           12/9/2014

Christopher Geberth(7)      20,000                     2.1%            $2.50           5/17/2014

                            10,000                     1.0%            $3.54           12/9/2014
                            -----------------------------------------------------
Total                       499,412                   52.3%            $4.36

(1) Based on a total of approximately 954,500 options granted to employees during 2004.

(2) Mr. Wylie was also awarded 182,000 options on January 10, 2005 at an exercise price of $4.20 per share.

(3) Mr. Swank was also awarded 56,800 options on January 10, 2005 at an exercise price of $4.20 per share.

(4) Mr. Welch was awarded 39,400 options on January 10, 2005 at an exercise price of $4.20 per share.

(5) Mr. Stearn was also awarded 43,600 options on January 10, 2005 at an exercise price of $4.20 per share.

(6) Mr. Paulette was also awarded 50,000 options on January 10, 2005 at an exercise price of $4.20 per share.

(7) Mr. Geberth was also awarded 10,000 options on January 10, 2005 at an exercise price of $4.20 per share

                    OPTIONS HELD AT END OF PRIOR FISCAL YEAR
(Figures throughout this section are adjusted to effect to the 1:25 reverse stock split effective June 17, 2004)

The following table sets forth certain information regarding stock options that the Named Executive Officers held as of December 31, 2004:

                                                 NUMBER OF UNEXERCISED
                                                      OPTIONS AT           VALUE OF "IN THE MONEY"
                                                  DECEMBER 31, 2004              OPTIONS AT
NAME AND                                            EXERCISABLE/             DECEMBER 31, 2004
PRINCIPAL POSITION                                  UNEXERCISABLE        EXERCISABLE/UNEXERCISABLE(1)
------------------------------------------------------------------------------------------------------
James A. Wylie Jr.,                             185,412 / 134,000                  $82,501 / $0
President and Chief Executive Officer

David B. Swank,                                   20,333 / 57,667                  $0 / $20,200
Chief Financial Officer

Christopher J. Geberth                             5,000 / 25,000             $12,500 / $72,900
VP Finance

John J. Welch                                     10,767 / 24,833                       $0 / $0
VP Marketing
North American

Cary Paulette                                          0 / 50,000                 $0 / $177,000
VP North American Sales

Kevin Stearn                                      15,365 / 31,035                       $0 / $0
VP Operations (General Manager Diomed Limited)

(1) Based on the closing price of $4.32 on the AMEX on December 31, 2004 and the respective exercise prices of the options held.

No adjustments to the exercise price of any outstanding options were made during the fiscal year ended December 31, 2004, other than in connection with the 1:25 reverse split effective June 17, 2004, which resulted in a reduction in the number of option shares by a factor of 25 and a 25 fold increase in the exercise price of each outstanding option.

     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth beneficial ownership information as of March 23, 2005 for our capital stock owned by:

      - our chief executive officer and other executive officers whose salary and bonuses for 2004 exceeded $100,000, including officers who joined us during 2004 and whose annualized salary exceeds $100,000 (we refer to these persons as the Named Executive Officers);

      - each director;

      - our directors and executive officers as a group; and

      - each person who is known by us to beneficially own more than 5% of the outstanding shares of our common stock and other classes of voting stock.

To our knowledge, each person, along with his or her spouse, has sole voting and investment power over the shares unless otherwise noted.

                                                         AMOUNT AND NATURE OF
NAME                                                     BENEFICIAL OWNERSHIP     PERCENT OF CLASS(1)
-----                                                    --------------------     ------------------
Sidney Braginsky                                            7,917(2)                  0%
Gary Brooks                                                10,583(3)                 .1%
A. Kim Campbell                                            14,583(4)                 .1%
Joseph Harris                                               7,917(5)                  0%
Geoffrey Jenkins                                           31,667(6)                 .2%
Peter Klein                                                10,538(7)                 .1%
Edwin Snape                                                 7,917(8)                  0%
David Swank                                                30,900(9)                 .2%
James A. Wylie, Jr.                                       234,123(10)               1.2%
Christopher Geberth                                         8,333(11)                 0%
Cary Paulette                                               8,333(12)                 0%
Kevin Stearn                                               23,383(13)                .1%
John J. Welch                                              17,508(14)                .1%
All officers and directors as a group (13 persons)        413,748                   2.1%

Beneficial Owners of More than 5% of the Company's common stock

Samuel Belzberg                                         1,612,773 (15)              8.3%

Zesiger Capital Group                                   2,091,985 (16)             10.8%

Galleon Healthcare Partners, L.P. and affiliates        1,987,500 (17)              9.9%

Omicron Master Trust                                    3,855,122 (18)             17.7%

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

(2) Includes 7,917 shares of common stock issuable upon the exercise of stock options vested through May 23, 2005.

(3) Includes 10,583 shares of common stock issuable upon the exercise of stock options vested through May 23, 2005.

(4) Includes 14,583 shares of common stock issuable upon the exercise of stock options vested through May 23, 2005.

(5) Includes 7,917 shares of common stock issuable upon the exercise of stock options vested through May 23, 2005.

(6) Includes 31,667 shares of common stock issuable upon the exercise of stock options vested through May 23, 2005.

(7) Includes 10,583 shares of common stock issuable upon the exercise of stock options vested through May 23, 2005.

(8) Includes 7,917 shares of common stock issuable upon the exercise of stock options vested through May 23, 2005.

(9) Includes 30,900 shares of common stock issuable upon the exercise of stock options vested through May 23, 2005.

(10) Includes 25,961 shares held plus 208,162 shares of common stock issuable upon the exercise of stock options vested through May 23, 2005.

(11) Includes 8,333 shares of common stock issuable upon the exercise of stock options vested through May 23, 2005.

(12) Includes 8,333 shares of common stock issuable upon the exercise of stock options vested through May 23, 2005.

(13) Includes 23,383 shares of common stock issuable upon the exercise of stock options vested through May 23, 2005.

(14) Includes 17,508 shares of common stock issuable upon the exercise of stock options vested through May 23, 2005.

(15) Includes 1,608,106 shares of common stock held by Gibralt US, Inc. and 4,667 shares issuable upon the exercise of fully vested stock options held by Mr. Belzberg. Mr. Belzberg is an affiliate of Gibralt Capital Corp. and Gibralt U.S. Inc., and therefore is deemed to beneficially own the securities they hold. Mr. Belzberg's address is c/o Gibralt Capital Corp., 1075 W Georgia Street, Suite 1075, Vancouver, BC V6E 3C9 Canada. Based on Form 5 filed by Mr. Belzberg with the SEC on February 16, 2005.

(16) Includes 2,091,985 shares of common stock as to which we believe Zesiger has sole dispositive power, as investment adviser for Zesiger clients, none of whom individually owns more than 5% of the common stock. Zesiger's address is 320 Park Avenue, 30th Floor, New York, NY 10022. Based on Schedule 13G/A filed by Zesiger on February 14, 2005.

(17) Includes 1,412,500 shares of common stock held plus 575,000 shares of common stock issuable upon exercise of warrants. Galleon's address is 135 E 57th Street, 16th Floor, New York, NY 10022. Based on Schedule 13G/A filed by Galleon on February 14, 2005.

(18) Includes 965,939 shares of common stock underlying $2,212,000 principal amount of convertible debentures, 1,449,392 shares of common stock and 1,439,791 shares of common stock underlying warrants. Omicron's address is 810 Seventh Avenue, 39th Floor, New York, New York 10019. Based on documents executed and delivered by Omicron in connection with the equity and debt financing that we completed on October 25, 2004 and the subsequent conversion by Omicron of convertible debentures in the principal amount of $3,288,000 (including accrued interest of approximately $31,108) into 1,449,392 shares of common stock, and assumes no other purchases or sales of our securities by Omicron.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATED PARTY TRANSACTIONS

During the past two years, we and our predecessor entities have entered into transactions with various related parties. Generally, the transactions were completed to finance our operations and to implement our business plans. We believe that each of these transactions were on terms as favorable to it as the terms we could have obtained from independent third parties. Specifically, this section discusses transactions entered into between December 27, 2002 and December 31, 2004 between us and the following persons:

      - Samuel Belzberg, a former director and his affiliates, Gibralt Capital Corp. and Gibralt U.S., Inc., a beneficial holder of more than 5% of our common stock; and

      - Verus International Group Limited and its affiliates, a beneficial holder of more than 5% of the our common stock (prior to the transactions on May 7, 2003, described below).

     INTERIM FINANCING TRANSACTIONS FROM DECEMBER 2002 TO DECEMBER 31, 2003 (Figures throughout this section for number of common stock, price per share of common stock, options and warrants are adjusted to give effect to the 1:25 reverse stock split effective June 17, 2004)

At the beginning of 2003, the board elected a new president and chief executive officer and three new members of the board. In January 2003, Geoffrey Jenkins, one of our directors since 2001, became the chairman of the board. Also in January 2003, James A. Wylie, Jr. became our president and chief executive officer and a director. Mr. Wylie had been engaged on a consulting basis at the end of 2002 to review our business operations and viability. In March 2003, Gary Brooks, a nationally recognized turnaround consultant and crisis manager, and David Swank, an experienced financial executive with significant accounting and financial control experience, became independent directors.

In connection with the changes in the Board's composition and our leadership, we entered into three financing transactions, each of which was with a related party. Highlights of these three transactions are as follows:

      - December 2002 Interim Financing. At the end of December 2002, we borrowed $2,000,000 from Gibralt U.S. in the form of one-year Class A Secured Convertible Notes and Class B Unsecured Convertible Notes. In connection with this loan, we also issued warrants to purchase 333,334 shares of common stock at an exercise price of $6.50 per share. These funds were used to provide working capital while new management and new independent directors completed their assessments of our prospects and operations.

      - May 2003 Interim Financing. In April 2003, we secured loan commitments for up to $1,200,000 as interim financing from Gibralt U.S. and two directors. Gibralt U.S. committed to lend up to $1,100,000, and Mr. Wylie and Peter Norris committed to lend the remaining $100,000 in exchange for one-year Class D Secured Notes. This transaction closed on May 7, 2003. These funds were used to provide working capital for us while we pursued our plan to raise long-term equity financing. We issued preferred shares convertible into a total of 120,863 shares of common stock to these lenders in connection with their loan commitments.

      - May 2003 Exchange Transaction. Simultaneously with obtaining the $1,200,000 of loan commitments, we modified several terms and conditions of the Class A and Class B Notes that we believed might impede the completion of a permanent equity financing with institutions and accredited investors. First, we issued Class C Stock, which was convertible into 1,084,690 shares of common stock, in exchange for the redelivery to us of 333,334 warrants and modification of the Class A and Class B Notes to make them non-convertible. Second, we issued Class D Stock, which was convertible into 120,863 shares of common stock, as a discount for the $1,200,000 in committed secured bridge loans. The 1,205,552 shares of common stock underlying the Class C Stock and Class D Stock represented in the aggregate approximately 50.36% of our common stock and common stock equivalents outstanding after the transactions.

      - May 2003 Modification Transaction. On May 28, 2003, we and the holders of the Class A and Class B Convertible Notes made further modifications to the notes to accommodate the plan for permanent equity financing. We did not issue any additional shares or pay any amounts to obtain these changes.

      - August 2003 Exchange of Preferred Shares. As part of our settlement of the Augenbaum lawsuit, we exchanged the convertible preferred stock we issued on May 7, 2003 for an equal number of shares of new classes of preferred stock. The new classes of preferred stock were not by their terms convertible into common stock, but under a written agreement with the stockholders, these shares were to be exchanged for an equal number of shares of common stock into which the number the former classes of common stock were convertible. This exchange was made to address a claim in the Augenbaum complaint that the preferred stock we issued in May 2003 could not be convertible by its terms. The plaintiff in Augenbaum agreed that we could issue the same number of shares of common stock into which the May 2003 preferred stock would have been convertible, but that the mechanism should be through an exchange of preferred stock for common stock, not a conversion of the preferred stock into common stock. Accordingly, the August 2003 exchange agreements with the holders of the preferred stock provide that after our stockholders approve the issuance of the underlying shares of common stock, then either we or the holders of the preferred stock may request the exchange of the preferred stock for that number of shares of common stock into which the May 2003 preferred stock was convertible.

      - Repayment of $2,000,000 Debt Incurred in December 2002 Interim Financing. On September 3, 2003, we repaid all of the $2,000,000 in principal and accrued interest on the notes we issued in connection with the December 2002 interim financing, using a portion of the $6,500,000 gross proceeds of the sale of Secured Bridge Notes in the equity financing.

      - Conversion of $1,200,000 Debt Incurred in May 2003 Interim Financing. On November 25, 2003, the $1,200,000 in notes that we issued in our May 2003 interim financing, including accrued interest, converted into common stock at $2.50 per share. Accordingly, we issued 499,294 shares of common stock to these noteholders.

      - Conversion of Secured Bridge Notes. On November 25, 2003, the $6,995,000 in Secured Bridge Notes we issued at the first closing of the equity financing in September 3, 2003, including accrued interest, converted into common stock at $2.00 per share. Accordingly, we issued 3,562,788 shares of common stock to these noteholders.

      - Exchange of Class E and Class F Stock. On November 25, 2003, in connection with the final closing of our equity financing and pursuant to our agreement with the holders of our Class E and Class F Stock, we exchanged all outstanding shares to Class E Stock for a total of 1,084,690 shares of common stock and we exchanged all outstanding shares of Class F Stock for a total of 120,863 shares of common stock.

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

        ORIGINAL TERMS OF                      TERMS OF DECEMBER 2002                TERMS OF DECEMBER 2002
          DECEMBER 2002                         INTERIM FINANCING AS                  INTERIM FINANCING AS
        INTERIM FINANCING                      MODIFIED MAY 7, 2003                   MODIFIED MAY 28, 2003

Indebtedness:                             Indebtedness:                            Indebtedness:
-------------                             -------------                            -------------
-     $2,000,000 principal amount         -     $2,000,000 principal amount        -     $2,000,000 aggregate
-     interest rate  8% per annum         -     interest rate 8% per annum                principal amount
-     principal and accrued interest      -     principal and accrued              -     interest rate 12.5% per annum
      payable at maturity                       interest payable at maturity             starting 5/28/03
-     maturity date 1/1/04                -     maturity date 1/1/04               -     interest accrued through
                                                                                         5/27/03 added to principal and
                                                                                         becomes payable quarterly
                                                                                         commencing 3/31/04 to the extent
                                                                                         of 50% excess quarterly cash flow
                                                                                   -     interest accrued from 5/28/03
                                                                                         payable quarterly commencing
                                                                                         9/30/03 - maturity date 1/1/06

Conversion of Indebtedness:               Conversion of Indebtedness:              Conversion of Indebtedness:
---------------------------               ---------------------------              ---------------------------
-     convertible into common stock       -     no conversion rights               -     no conversion rights
      at noteholder's option
-     number of shares of common
      stock into which convertible
      equals principal and interest
      divided by conversion price
-     conversion price determined at
      time of conversion
-     conversion price is 80% of the
      then-prevailing price of common
      stock (determined on basis of
      market price, price in financing
      transaction or liquidation, as
      applicable)

Other Rights of Noteholders:              Other Rights of Noteholders:             Other Rights of Noteholders:
----------------------------              ----------------------------             ----------------------------
-     right to approve future             -     no right to approve future         -     no right to approve future
      financings prior to 1/1/2004              financings                               financings
-     right to participate in future      -     no right to participate in         -     no right to participate in
      financings at a 20% discount to           future financings                        future financings
      the price paid by investors in      -     right to rescind 5/7/03 exchange   -     right to rescind 5/28/03 exchange
      the future financing                      transaction if (1) no stockholder        transaction if (1) no stockholder
                                                approval of issuance of
                                                common approval of issuance
                                                of common stock upon
                                                conversion of preferred stock
                                                upon conversion of preferred
                                                shares issued in
                                                consideration of shares
                                                issued in consideration of
                                                exchange transaction, or (2)
                                                exchange transaction, or (2)
                                                financing is not entered into
                                                prior financing is not
                                                entered into prior to 6/30/03
                                                to 7/31/03

Security:                                 Security:                                Security:
---------                                 ---------                                ---------
-     $1,000,000 principal amount of      -     entire $2,000,000 principal        -     entire $2,000,000 principal
      notes secured, $1,000,000                 amount plus accrued interest             amount plus accrued interest on
      principal amount unsecured                secured                                  notes secured
-     security interest granted in        -     security interest is lien on       -     security interest is lien on
      all of our personal property,             all of our personal property,            all of our personal property,
      subject to priority of prior              subject to priority of prior             excluding intellectual property
      security interest in accounts             security interest in accounts            acquired after 12/31/02 and
      receivable                                receivable                               inventory and fixed assets in
-     pledge of stock of subsidiary       -     pledge of stock of subsidiary            excess of the stipulated 12/31/02
      owning the photodynamic therapy           owning the photodynamic therapy          value
      business                                  business                           -     security interest in accounts
                                                                                         receivable subject to subrogation
                                                                                         to future creditors if we enter
                                                                                         into receivables financing
                                                                                         transaction
                                                                                   -     pledge of stock of subsidiary
                                                                                         owning the  photodynamic therapy
                                                                                         business

Warrants:                                 Warrants:                                Warrants:
---------                                 ---------                                ---------
-     warrants to purchase 333,334        -     December 2002 warrants             -     December 2002 warrants
      shares of common stock at                 surrendered, subject to the              surrendered, subject to the
      exercise price of $6.50 per share         December 2002 warrants being             December 2002 warrants being
-     number of warrant shares                  reissued upon the note-holders'          reissued upon the noteholders'
      subject to increase if shares of          exercise of their rescission             exercise of their rescission rights
      common stock or common stock              rights
      equivalents are issued at a price
      less than the warrant exercise price

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

        ORIGINAL TERMS OF                           TERMS OF MAY 7, 2003
           MAY 7, 2003                         INTERIM FINANCING TRANSACTION
  INTERIM FINANCING TRANSACTION                   AS MODIFIED MAY 28, 2003

Indebtedness:                                Indebtedness:
-------------                                -------------
-    up to $1,200,000 aggregate              -    up to $1,200,000 aggregate
     principal amount                             principal amount
-    interest rate 8% per annum              -    interest rate 8% per annum
-    principal and accrued interest          -    principal and accrued interest
     payable 5/6/2004                             payable 5/6/2004

Conversion of Indebtedness:                  Conversion of Indebtedness:
---------------------------                  ---------------------------
-    no conversion rights                    -    no conversion rights

Other Rights of Noteholders:                 Other Rights of Noteholders:
----------------------------                 ----------------------------
-    no right to approve future              -    no right to approve future
     financings                                   financings
-    right to participate at the             -    mandatory participation in future
     noteholder's option in future                financings at the same price paid
     financings at the same price                 by investors in the future
     paid by investors in the future              financing and otherwise on the same
     financing and otherwise on the               terms as applicable to those
     same terms as applicable to                  investors
     those investors                         -    no right to redeem indebtedness for
-    right to redeem indebtedness for             cash upon completion of future
     cash upon completion of future               financing
     financing                               -    right to accelerate due date of
-    right to accelerate due date of              indebtedness if financing not
     indebtedness if financing not                completed prior to 7/31/2003
     completed prior to 7/1/2003

Security:                                    Security:
---------                                    ---------
-    $1,200,000 principal amount and         -    $1,200,000 principal amount and
     accrued interest on notes secured            accrued interest on notes secured
-    security interest granted in all        -    security interest granted in all of
     of our personal property, subject            our personal property, excluding
     to priority of existing lien                 accounts receivable, intellectual
     in accounts receivable                       property acquired after 12/31/02
-    pledge of stock of subsidiary                and inventory and fixed assets in
     owning the photodynamic therapy              excess of value as of 12/31/02
     business                                -    pledge of stock of subsidiary
                                                  owning the photodynamic therapy
                                                  business

Warrants:                                    Warrants:
---------                                    ---------
-    no warrants issued                      -    no warrants issued

           DESCRIPTION OF DECEMBER 2002 INTERIM FINANCING TRANSACTION

The principal terms of the $2,000,000 bridge financing that we completed on December 27, 2002 were:

      - We borrowed $2,000,000 from Gibralt U.S., whose principal, Samuel Belzberg, was a member of our board of directors until February 2004.

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

      - We also issued to the noteholder warrants to purchase up to 333,334 shares of common stock. The warrants were exercisable for a period of five years, beginning June 27, 2003, at an exercise price of $6.50 per share, which was 110% of the market price of the common stock on December 26, 2002. If we, during the life of the warrants, were to issue common stock or common stock equivalents at a price per share less than $6.50, the number of warrants would be increased and the exercise price of the warrants would be decreased to the lower price per share. If a merger or reorganization were to occur, the warrants would become convertible into the kind and number of shares of common stock, other securities or property into which the common stock, other securities or property issuable upon exercise of the warrants would have been converted if the warrants had been exercised prior to the merger or reorganization.

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

On March 18, 2003, Gibralt U.S. sold and transferred to three investors in a private transaction (i) $500,000 aggregate principal amount of the notes ($250,000 of which were Class A Notes and $250,000 of which were Class B Notes), and (ii) 83,334 warrants. None of these transferees was an affiliate of Gibralt U.S., although one of them is Morris Belzberg, a cousin of Samuel Belzberg. Samuel Belzberg does not beneficially own, or have investment discretion over, the securities purchased from him by Morris Belzberg. Accordingly, after this transfer, Mr. Belzberg beneficially owned 250,000 warrants and $1,500,000 aggregate principal amount of notes ($750,000 of which are Class A Notes and $750,000 of which are Class B Notes).

DESCRIPTION OF MAY 7, 2003 EXCHANGE TRANSACTION

During the first quarter of 2003, our board of directors and management determined that we should seek permanent financing and continue our efforts to achieve our business plan. Accordingly, the board of directors approved a plan to raise long-term equity financing.

To address certain issues presented by our capital structure, the board of directors created a special committee comprised of independent directors, (the "Independent Committee"). The Independent Committee is comprised of Messrs. Jenkins, Swank and Brooks. Based on information provided by Mr. Wylie and an investment banker engaged by us in April 2003, the Independent Committee found that under prevailing market conditions in the second quarter of 2003, prospective investors were likely to be reluctant to invest in us because of certain features of the December 2002 Interim Financing. Specifically, the Independent Committee found that the future dilution represented by the 333,334 warrants to purchase our common stock and the potential conversion of the $2,000,000 principal amount of the Class A and Class B Notes were unlikely to be acceptable to new investors. In addition, the Independent Committee found that the December 2002 noteholders' right to participate in any future financing at a 20% discount to the price that new investors would be paying and their right to approve future financing were likely to be obstacles to a completed financing. The Independent Committee also determined that issuing additional shares in exchange for modifications to the notes issued in the December 2002 Interim Financing was, from the perspective of our stockholders, preferable to the alternative of ceasing operations due to our inability to raise additional funding.

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

      - the noteholders delivered the 333,334 warrants held by them;

      - the noteholders returned the Class A secured notes and Class B unsecured notes held by them to us for cancellation;

      - to compensate the December 2002 noteholders for surrendering the conversion rights under the notes and the warrants, we issued a total of 20 shares of Class C Stock (the "Class C Stock") to the December 2002 noteholders, which were convertible into an aggregate of 1,084,690 shares of common stock;

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

If the May 2003 Exchange Transaction had been rescinded, then the original terms of the December 2002 Interim Financing would have been reinstated (except that all of the notes will be secured). The original terms of the December 2002 notes provided for conversion of the notes at a variable conversion rate. The original terms of the Class A and Class B Notes provided for conversion at the noteholder's option of principal and accrued interest into common stock at a conversion price equal to 80% of the common stock price, with the common stock price being determined at the time of conversion. In addition, if the May 7, 2003 exchange transaction had been rescinded, we would have been required to redeliver the warrants to purchase 333,334 shares of common stock to the December 2002 noteholders.

To allow for the issuance of the preferred shares associated with the exchange transaction, on May 5, 2003, we created a new class of preferred stock, consisting of 20 shares of preferred stock designated as "Class C Stock," each share of which was to automatically convert into 54,235 shares of common stock at the time when our stockholders approve the issuance of common stock underlying the Class C Stock. This would have resulted in an additional 1,084,690 shares of common stock being issued and outstanding after the conversion occurs. Under the terms of the Class C Stock, the holders of the Class C Stock held the right to vote that number of shares into which the Class C Stock is convertible, voting as one class with the holders of common stock and other capital stock convertible into common stock.

In the May 7, 2003 exchange transaction, Gibralt U.S. and the three other securityholders received (1) Class C Notes in the principal amount equal to the aggregate principal amount of the Class A and Class B Notes surrendered by them and (2) shares of Class C Stock, all in exchange for surrendering the conversion rights of the Class A and Class B Notes (Class C Stock convertible into a total of 723,714 shares of common stock, or, approximately 36,186 shares of common stock per $100,000 principal amount of notes exchanged for non-convertible notes) and the warrants (Class C Stock, convertible into a total of 360,976 shares of common stock, or, approximately 4,332 shares of common stock per 4,000 warrants surrendered). On April 22, 2003, the effective date of the May 7, 2003 exchange transaction, the closing price of the common stock on the AMEX was $4.00 per share.

The number of shares of Class C Stock issued in the exchange transaction and the value of the Class C Stock issued to the December 2002 securityholders in the exchange transaction, using the closing price of the common stock of $4.00 on April 22, 2003, is as follows:

GIBRALT U.S.
Principal Amount of Notes Exchanged: $1,500,000
Number of Warrants Surrendered:                                      250,000
Shares of Class C Stock Issued:                                           15
Number of Shares of Common Stock Issuable upon
     Conversion of Class C Stock:                                    813,518
Shares of Common Stock Issuable upon conversion
     of Class C Stock multiplied by
     April 22, 2003 closing price per share:                      $3,254,069

MORRIS BELZBERG
Principal Amount of Notes Exchanged:                                $300,000
Number of Warrants Surrendered:                                       50,000
Shares of Class C Stock Issued:                                            3
Number of Shares of Common Stock Issuable upon
     Conversion of Class C Stock:                                    162,704
Shares of Common Stock Issuable upon Conversion
     of Class C Stock multiplied by
     April 22, 2003 closing price per share:                        $650,814

STEVEN SHRAIBERG
Principal Amount of Notes Exchanged:                                $100,000
Number of Warrants Surrendered:                                       16,667
Shares of Class C Stock Issued:                                            1
Number of Shares of Common Stock Issuable upon
     Conversion of Class C Stock:                                     54,235
Shares of Common Stock Issuable upon conversion
     of Class C Stock multiplied by
     April 22, 2003 closing price per share:                        $216,938

CHARLES DIAMOND
Principal Amount of Notes Exchanged:                                $100,000
Number of Warrants Surrendered:                                       16,667
Shares of Class C Stock Issued:                                            1
Number of Shares of Common Stock Issuable upon
     Conversion of Class C Stock:                                     54,235
Shares of Common Stock Issuable upon conversion
     of Class C Stock multiplied by
     April 22, 2003 closing price per share:                        $216,938

After the May 2003 Exchange Transaction and Interim Financing were completed and in light of discussions with our investment banker, the Independent Committee determined that further modifications to the terms of the securities issued in the May 2003 transactions would be necessary to assist us in completing the permanent financing. The material terms of these modifications are described under "Description of May 2003 Modifications to May 7, 2003 Exchange Transaction and Interim Financing."

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

The Independent Committee negotiated with Samuel Belzberg, a principal investor and a former director, to obtain the needed $1,200,000 interim financing. Mr. Belzberg committed to lend (through his affiliate, Gibralt U.S.) up to $1,100,000 to us, and two other directors, James A. Wylie, Jr. and Peter Norris, each agreed to lend $50,000 to us, to demonstrate their commitment to and support of us. The board did not believe there were other prospective investors available to us to provide the interim financing on terms and within a time period acceptable to us. The Independent Committee and these directors agreed to the proposed terms of the interim financing on April 22, 2003, and the transaction closed on May 7, 2003.

The material terms of the May 7, 2003 interim financing transaction are as follows:

      - Gibralt U.S. committed to lend up to $1,100,000 to us ($1,000,000 of which was to be funded according to a predetermined funding schedule and the other $100,000 of which was to be funded upon completion of a certain third party transaction), and Messrs. Wylie and Norris loaned $50,000 to us. Gibralt U.S. funded all of its commitment.

      - We issued Class D secured notes in a principal amount equal to the amount loaned to us (secured on an equal basis with the indebtedness incurred in the December 2002 Interim Financing and having substantially similar terms as the Class C notes issued in the May 7, 2003 exchange transaction, except that they would mature one year from the date of issuance).

      - To compensate the lenders for the risk attendant to their investment and based on our financial condition, need for additional funding and lack of definitive terms for a future permanent financing or commitment from any investor to provide such permanent financing, we issued shares of capital stock equal to 20% of the amount of the loan commitment of the interim financing lenders (or, $240,000), in the form of a total of 24 shares of Class D Convertible Preferred Stock, which were convertible into an aggregate of 120,863 shares of common stock.

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

We created a new class of preferred stock from our authorized preferred stock, consisting of 24 shares of preferred stock designated as "Class D Convertible Preferred Stock," each share of which would have been automatically converted into 5,036 shares of common stock when our stockholders approved the issuance of these shares of common stock underlying the Class D Convertible Preferred Stock. This would have resulted in an additional 120,863 shares of common stock being issued and outstanding after the conversion occurs. Under the terms of the Class D Stock, the holders of the Class D Stock had the right to vote that number of shares into which the Class D Stock was convertible, voting as one class with the holders of common stock and other capital stock convertible into common stock.

The loan commitments of the lenders in the May 7, 2003 interim financing and the principal amount of Class D Notes, the number of shares of Class D Convertible Preferred Stock (and the number of shares of common stock into which the Class D Stock is convertible) the lenders received, as well as the value of the Class C Stock issued to the lenders in the interim financing using the closing price of the common stock of $4.00 on April 22, 2003, and after giving effect to the issuance of the shares to be issued upon conversion of the Class C Stock and the Class D Stock, is as follows:

GIBRALT U.S.
Loan Commitment:                                             Up to $1,100,000
Principal Amount of Notes Issued:                            Up to $1,100,000
Shares of Class D Convertible Preferred Stock Issued:                      22
Number of Shares of Common Stock Issuable upon
     Conversion of Class D Convertible Preferred Stock:               110,791
Shares of Common Stock issuable upon conversion
     of Class D Convertible Preferred Stock multiplied by
     April 22, 2003 closing price per share:                         $221,580

JAMES A. WYLIE, JR.
Loan Commitment:                                                      $50,000
Principal Amount of Notes Issued:                                     $50,000
Shares of Class D Convertible Preferred Stock Issued:                       1
Number of Shares of Common Stock Issuable upon
     Conversion of Class D Convertible Preferred Stock:                 5,036
Shares of Common Stock issuable upon conversion
     of Class D Convertible Preferred Stock multiplied by
     April 22, 2003 closing price per share:                          $10,072

PETER NORRIS
Loan Commitment:                                                      $50,000
Principal Amount of Notes Issued:                                     $50,000
Shares of Class D Convertible Preferred Stock Issued:                       1
Number of Shares of Common Stock Issuable upon
     Conversion of Class D Convertible Preferred Stock:                 5,036
Shares of Common Stock issuable upon conversion
     of Class D Convertible Preferred Stock multiplied by
     April 22, 2003 closing price per share:                          $10,072

      Gibralt U.S., Mr. Norris and Mr. Wylie loaned a total of $1,200,000 to us, representing their entire loan commitments.

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

The exchange agreements also gave both us and the holders of the Class E Shares and the Class F Shares rights to exchange those preferred shares for shares of our common stock, as long as our stockholders approve the issuance of the shares of our common stock underlying the preferred shares and the AMEX approves the listing of these shares of common Stock. Specifically, if the stockholders approve the common stock issuance and the AMEX lists these the shares of common stock, then the holders of the Class E Share have the right to sell to us, and we have the right to purchase from them, each outstanding Class E Share in exchange for 54,235 shares of our common stock per Class E Share. Similarly, the holders of the Class F Shares have the right to sell to us, and we have the right to purchase from them, each outstanding Class F Share in exchange for 5,036 shares of our common stock per Class F Share. The exchange agreements also provided that, should any sale, lease, exchange or other disposition of all or substantially all of our assets occur while the Class E Shares and the Class F Shares are outstanding, each holder of the Class E Shares has the right to sell to us all Class E Shares in exchange for 54,235 shares of common stock per Class E Share. Similarly, each holder of Class F Share has the right to sell to us all Class F Shares in exchange for 5,036 shares of common stock per Class F Share.

The board of directors determined that the terms of the exchange agreements were appropriate in order to provide the former holders of the Class C Stock and the Class D Stock with the economic equivalence of the conversion rights they held in conjunction with the Class C Stock and Class D Stock. Upon exchange of all Class E Shares, the former holders of the Class C Stock will receive 1,084,690 shares of our common stock, or the same number of shares of our common stock we were obligated to issue to them upon conversion of the Class C Stock. Upon exchange of all the Class F Shares, the former holders of the Class D Stock will receive 120,863 shares of common stock, or the same number of shares of our common stock that we were obligated to issue to them upon conversion of the Class D Stock. In the stipulation of settlement for the Augenbaum litigation, the parties agreed on the exchange of shares of our common stock in these specific amounts for the Class E Shares and Class F Shares, as well as the exchange of the Class E Shares for the Class C Stock and the exchange of the Class F Shares for the Class D Stock. A hearing before the Delaware Chancery Court for approval of the stipulation of settlement was held on September 15, 2003. After this hearing, the court entered an order approving the stipulation of settlement as submitted. The stipulation of settlement became final on October 15, 2003 when the appeal period terminated with no appeal having been filed.

At the request of the investors in our equity financing, we and Gibralt U.S., on behalf of itself and the other holders of the Class E Shares and Class F Shares, agreed not to exchange the Class E Shares or Class F Shares for common stock until the second closing of the equity financing. Gibralt U.S. also acknowledged that the common stock to be issued upon the exchange of the Class E Shares and Class F Shares will not be eligible to participate in the offering to stockholders, and that only those shares of common stock held by Gibralt U.S. and the other holders of Class E Shares and Class F Shares as of August 29, 2003 will be eligible to participate in the offering.

Pursuant to the August 2003 exchange agreement, in connection with the equity financing, on November 25, 2003 we exchanged all outstanding shares of Class E Stock for a total of 1,084,690 shares of common stock and we exchanged all outstanding shares of Class F Stock for a total of 120,863 shares of common stock. After these shares were exchanged, we had no shares of preferred stock outstanding.

PARTICIPATION BY RELATED PARTIES IN THE SEPTEMBER 2003 EQUITY FINANCING

INVESTMENT BY THE HOLDERS OF THE CLASS E NOTES AT THE FIRST CLOSING. As part of the negotiation of the equity financing, the investors indicated that, were they to purchase notes that would be convertible into shares of our common stock, the notes would be required to be secured by all of our assets, including the patent rights acquired by us with the proceeds of the first closing and also by those assets that, prior to the first closing, were encumbered by security interests in favor of the then-outstanding Class E Notes. As a result, we offered to Gibralt U.S. and to the other three holders of the Class E Notes the opportunity to purchase $2,000,000 of the Secured Bridge Notes, which was the outstanding principal amount of the Class E Notes, and to use part of the proceeds of the first closing to retire the Class E Notes in full, making the collateral securing the Class E Notes available to all holders of the Secured Bridge Notes. The board of directors unanimously, with the abstention of Samuel Belzberg, approved the terms on which the holders of the Class E Notes would participate in the equity financing at the first closing. Under those terms, the full $2,000,000 new investment made by the holders of the Class E Notes would be allocated to the purchase of Secured Bridge Notes and the holders of the Class E Notes would, in exchange, terminate the security interest encumbering our assets and make those assets available as collateral for all holders of the Class E Notes. The former holders of the Class E Notes received as security for the repayment of the Secured Bridge Notes held by them, a pro rata interest in the same collateral securing all of the other Secured Bridge Notes. As is the case with all Secured Bridge Notes, the Secured Bridge Notes held by Gibralt U.S. and the other former holders of the Class E Notes converted into common stock on November 25, 2003 at a purchase price of $2.00 per share.

CONVERSION OF CLASS D NOTES AT FINAL CLOSING. The terms and conditions under which we issued our outstanding Class D Notes to Gibralt U.S., Peter Norris and James A. Wylie, Jr. in May 2003 included a requirement that the Class D Notes be converted into equity on the same terms and conditions on which all other investors participate in an equity financing. Therefore, on November 25, 2003, the $1,200,000 principal amount plus accrued interest on the Class D Notes converted into our common stock at a price of $2.50 per share, and we issued 499,294 shares of common stock to the former holders of the Class D Notes.

AGENCY CAPACITY OF GIBRALT U.S. After the first closing of the equity financing, Gibralt U.S. ceased to act as the "Designated Note Purchaser" on behalf of the Class E Notes (because these notes were redeemed and are no longer outstanding), and at the second closing, ceased to act as the "Designated Lender" on behalf of the holders of the Class D Notes because they are converted at the second closing. In addition, Gibralt U.S. agreed to act as the "Designated Note Investor" under the security agreement that provided the security interest to the Secured Bridge Note holders and as the "Designated Pledgeholder" under the pledge agreement under which Gibralt U.S. held all outstanding shares of Diomed PDT, Inc., an indirect wholly-owned subsidiary of us, as security for holders of the Secured Bridge Notes and the Class E Notes.

On August 21, 2003, Gibralt U.S. also agreed, on behalf of the holders of the Class E Shares and the Class F Shares, that their right to registration of those shares of our common stock for which they are exchangeable would be governed by the registration rights agreement entered into connection with the equity financing rather than the agreements that had been entered into at the time of the acquisition of the Class C Stock and the Class D Stock. On August 21, 2003, Gibralt U.S., acting on behalf of all holders of the Class D Notes, also agreed that although it had the right to declare the Class D Notes immediately due and payable , it would extend this deadline to the business day following the second closing of the equity financing.

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

As a result of the board's determination to accelerate the conversion of the Class A Stock, on March 31, 2003 we converted all 525,715 outstanding shares of Class A Stock (including 234,554 shares held by related parties) into an equal number of shares of common stock, resulting in a total of 1,188,470 shares of common stock outstanding and no Class A Stock outstanding. Those related parties who owned Class A Stock as of March 31, 2003 immediately prior to the conversion into common stock and the numbers of shares they held are as follows:

         NAME                             SHARES OF CLASS A STOCK OWNED
         ----                             -----------------------------

Samuel Belzberg (Director until
February 23,2004)
(shares registered to Gibralt
Capital Corporation)                                 34,000

Peter Norris (Director until
September 9, 2003)
(shares registered to spouse)                           558

Ajmal Khan (holder of greater than
5% of our capital stock ) (79,466
shares registered to Verus
Investments Holdings, Inc. and
68,000 shares registered to Verus
International Group Limited)                        147,466

Winton Capital Corp. (holder of
greater than 5% of our
capital stock)                                       52,530

      The benefit derived by those related parties of us who owned Class A Stock on March 31, 2003 was the conversion of our Class A Stock into common stock. This was the same as the benefit derived by all other former holders of Class A Stock as a result of this transaction.

          TRANSACTIONS INVOLVING AFFILIATES OF NATEXCO CORPORATION, OUR
                            PREDECESSOR CORPORATION

Because of their management positions, organizational efforts and/or percentage share ownership of Natexco Corp., our predecessor corporation, Gerald A. Mulhall and Anthony Mulhall may be deemed to be our "parents" and "promoters," as the Securities Act and the rules thereunder define those terms. Mr. John H. and Ms. Terese M. Tetstill may be "parents" and "promoters" of Security Software, Inc. because of their present management positions with, and organizational efforts on behalf of, Security Software. Because of these relationships, transactions with Security Software, Messrs. Gerald A. Mulhall and Anthony Mulhall, Aboyne Management Ltd., of which Gerald A. Mulhall is the president and controlling stockholder, and Mr. and Ms. Tetstill should not be considered to have occurred at arms-length.

ITEM 13. EXHIBITS

    Exhibit No.                                  Identification of Exhibit
  -------------                                  --------------------------
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

  10.8                 Employment Agreement with James A. Wylie, Jr.
                       dated January 10, 2003 (6)

  10.9                 Cambridge Facility Lease (3)

  10.10 Axcan Pharma, Inc.--Diomed photodynamic therapy Laser Development and Supply Agreement (3)

  10.11                HRI Sub-License Agreement between QLT and Diomed (3)

  10.12                EVLT(R) marketing and Promotion Agreement with
                       Dr. Robert Min (3)

  10.13                EVLT(R) marketing and Promotion Agreement with
                       Dr. Steven E. Zimmet (3)

  10.14                EVLT(R) patent Purchase Agreement with Dr.
                       Robert Min (8)

  10.15 EVLT(R) patent Exclusive License Agreement with Endolaser Associates, LLC (8)

  10.16 Amendment to Engagement Letter with Placement Agent, dated as of September 3, 2003, providing for the 10.16 A issuance of 40,879,063 warrants to Placement Agent (including form of warrant)
                       (9)

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

  10.38 Amendment to Second Exchange Agreement dated as of July 31, 2003 (12)

  10.39 Second Amendment to Secured Loan Agreement dated as of July 31, 2003 (12)

  10.40                Exchange Agreement regarding Class C Stock
                       (Exchanged for Class E Preferred Stock) (10)

  10.41                Exchange Agreement regarding Class D Stock
                       (Exchanged for Class F Preferred Stock) (10)

  10.42                Letter of Understanding with Gibralt U.S., Inc.
                       dated August 21, 2003 (10)

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

  10.47                Patent Security Agreement regarding Equity Financing (9)

  10.48                Security Agreement regarding Equity Financing (9)

  10.49                Stockholders' Agreement regarding Equity Financing (9)

  10.50                Pledge Agreement regarding Equity Financing (9)

  10.51 Amendment to Employment Agreement with Global Strategy Associates regarding services of James
                       A. Wylie, dated as of December 28, 2003 (13)

  10.52 Agreement with BrookstoneFive, Inc. regarding services of David B. Swank, dated as of August 5, 2003 (13)

  10.53 Securities Purchase Agreement for Convertible Debentures, dated as of September 28, 2004 (14)

  10.54                Form of Convertible Debenture issued October 25,
                       2004 (14)

  10.55                Form of Warrant issued October 25, 2004 (14)

  10.56                Registration Rights Agreement, dated as of
                       October 25, 2004 (14)

  10.57 Securities Purchase Agreement for Common Stock, dated as of September 28, 2004 (14)

  10.58                Employment Agreement of Cary Paulette (16)

  10.59 Amendment to Employment Agreement with Global Strategy Associates regarding services of James
                       A. Wylie, dated February 15, 2005 (16)

  10.60                Amendment to Agreement with BrookstoneFive, Inc.
                       regarding services of David B. Swank, dated
                       February 15, 2005 (16)

  10.61                Amendment to Employment Agreement of Kevin
                       Stearn, dated February 15, 2005 (16)

  10.62 Amendment to Employment Agreement of John Welch, dated February 15, 2005 (16)

  10.63 Amendment to Employment Agreement of Christopher Geberth, dated February 15, 2005 (16)

  10.64                Amendment to Employment Agreement of Cary
                       Paulette, dated February 15, 2005 (16)

  --------------
(1)   Filed with the Company's Current Report on Form 8-K dated February 14,
      2002.
(2)   Filed with the Company's Current Report on Form 8-K dated May 14, 2002.
(3)   Filed with the Company's Annual Report on Form 10-KSB/A dated April 29,
      2002.
(4)   Filed with the Company's Current Report on Form 8-K dated October 22,
      2003.
(5)   Filed with the Company's Current Report on Form 8-K dated December 30,
      2002.
(6)   Filed with the Company's Current Report on Form 8-K dated January 13, 2003
(7)   Filed with the Company's Current Report on Form 8-K/A dated May 19, 2003
(8) Filed with the Company's Current Report on Form 8-K dated September 10, 2003 regarding EVLT(R) patent
(9) Filed with the Company's Current Report on Form 8-K dated September 10, 2003 regarding Equity Financing
(10) Filed with the Company's Quarterly Report on Form 10-QSB dated November 10, 2003
(11) Filed with the Company's Definitive Proxy Statement on Schedule 14A dated October 27, 2003
(12) Filed with the Company's Registration Statement on Form SB-2 dated December 3, 2003.
(13)  Filed with the Company's Annual Report on Form 10-KSB/A dated March 30,
      2004.
(14)  Filed with the Company's Current Report on Form 8-K dated September 29,
      2004.
(15)  Filed with the Company's Current Report on Form 8-K dated December 9,
      2004.
(16)  Filed with the Company's Current Report on Form 8-K dated February 18,
      2005.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent auditors for 2004 and 2003 was BDO Seidman, LLP. We paid BDO fees for services during 2004 and 2003 as follows:

AUDIT FEES

BDO's fees were approximately $244,000 in the aggregate for 2004 and $253,000 in the aggregate for 2003 for professional services rendered to us for the audit of our annual financial statements and review of our quarterly financial statements (including our quarterly financial statements and other reports filed with the SEC on Forms 10-QSB and SB-2).

AUDIT-RELATED FEES

We paid BDO approximately $1,000 in the aggregate for 2004 and $25,000 in the aggregate for 2003 for assurance and related services that are reasonably related to the performance of the audit or review of our financial statement, which amounts are not included under "Audit Fees," above.

TAX FEES

We paid BDO approximately $21,000 in the aggregate for 2004 and $17,000 in the aggregate for 2003 for professional services rendered to us for tax compliance, tax advice and tax planning.

ALL OTHER FEES

We paid BDO $0 in the aggregate for 2004 and $0 in the aggregate for 2003 for products and services provided to us, other than as reported above under "Audit Fees," "Audit-Related Fees" or "Tax Fees."

AUDIT COMMITTEE'S PRE-APPROVAL POLICIES AND PROCEDURES

The audit committee's procedure is to review any proposed engagement of its independent auditors, whether for auditing or other services, and to give its prior approval of such engagement, considering, among other things, whether the proposed engagement would impact the independence of our auditors. All (100%) of the services described under audit related Fees, tax Fees and all other Fees were approved by the audit committee.

                                   SIGNATURES

Pursuant to the requirements of the Securities Act, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing the Annual Report on Form 10-KSB and has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on March 28, 2005.

                                      DIOMED HOLDINGS, INC.

                                      By: /s/ James A. Wylie, Jr.
                                          --------------------------------------
                                          James A. Wylie, Jr.
                                          President and Chief Executive Officer

Pursuant to the requirements of the Securities Act, this Annual Report has been signed by the following persons, constituting a majority of the members of the Board of Directors, in the capacities indicated on March 28, 2005.

                  Signature                                           Title                               Date
                  ---------                                           -----                             -------
      /s/ James A. Wylie, Jr.                   President, Chief Executive Officer, Director       March 28, 2005
--------------------------------------
         (James A. Wylie, Jr.)

      /s/ David B. Swank                        Chief Financial Officer, Director                  March 28, 2005
--------------------------------------
         (David B. Swank)

      /s/ Geoffrey H. Jenkins                   Chairman of the Board, Director                    March 28, 2005
--------------------------------------
         (Geoffrey H. Jenkins)

     /s/ Joseph Harris                          Chairman of the Audit Committee, Director          March 28, 2005
--------------------------------------
         (Joseph Harris)

     /s/ Gary Brooks                            Director                                           March 28, 2005
--------------------------------------
         (Gary Brooks)

     /s/ A. Kim Campbell                        Director                                           March 28, 2005
--------------------------------------
         (A. Kim Cambpell)

      /s/ Peter Klein                           Director                                           March 28, 2005
--------------------------------------
         (Peter Klein)

      /s/ Edwin Snape                           Director                                           March 28, 2005
--------------------------------------
         (Edwin Snape)

      /s/ Sidney Braginsky                      Director                                           March 28, 2005
--------------------------------------
         (Sidney Barginsky)

                              FINANCIAL STATEMENTS

                     DIOMED HOLDINGS, INC. AND SUBSIDIARIES

Table of Contents


                                                                                         Page
                                                                                         ----
Report of Independent Registered Public Accounting Firm                                   F-1

Consolidated Balance Sheets as of December 31, 2004 and 2003                              F-2

Consolidated Statements of Operations for the Years Ended December 31, 2004 and 2003      F-4

Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)
for the Years Ended December 31, 2004 and 2003                                            F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2004 and
2003                                                                                      F-7


Notes to Consolidated Financial Statements December 31, 2004                              F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Diomed Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Diomed Holdings, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designating audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. Our audits also included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diomed Holdings, Inc. and subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO SEIDMAN, LLP
----------------------
Boston, Massachusetts
February 11, 2005

DIOMED HOLDINGS, INC.
Consolidated Balance Sheets

                                                                        December 31, 2004    December 31, 2003
                                                                        -----------------    -----------------
Assets
Current assets:
     Cash and cash equivalents                                              $14,436,053        $13,398,075
     Accounts receivable, net of allowance for doubtful accounts of
       $223,105 and $209,167 in 2004 and 2003, respectively                   2,074,393          1,437,238
     Inventories                                                              2,204,385          1,892,241
     Prepaid expenses and other current assets                                  348,586            449,625
                                                                            -----------        -----------
         Total current assets                                                19,063,417         17,177,179
                                                                            -----------        -----------
Property and equipment:
     Office equipment and furniture and fixtures                              1,808,062          1,429,409
     Manufacturing equipment                                                    839,226            893,335
     Leasehold improvements                                                     731,347            731,408
                                                                            -----------        -----------
                                                                              3,378,635          3,054,152
     Less accumulated depreciation and amortization                           2,477,066          2,306,424
                                                                            -----------        -----------
     Property and equipment, net                                                901,569            747,728
                                                                            -----------        -----------
Intangible manufacturing asset, net of accumulated amortization of
       $809,644 and $613,371 in 2004 and 2003, respectively                     171,718            367,991
Intangible EVLT(R) technology asset, net of accumulated amortization
       of $391,852 and $97,963 in 2004 and 2003, respectively                 4,310,373          4,604,262
                                                                            -----------        -----------
     Total intangible assets, net                                             4,482,091          4,972,253
                                                                            -----------        -----------
Other assets:
     Deposits                                                                   195,338            183,756
     Deferred financing costs, net of accumulated amortization of
       $30,477 at December 31, 2004                                             700,982                 --
                                                                            -----------        -----------
     Total other assets                                                         896,320            183,756
                                                                            -----------        -----------
Total assets                                                                $25,343,397        $23,080,916
                                                                            ===========        ===========

The accompanying notes are an integral part of these consolidated financial statements.

DIOMED HOLDINGS, INC.

                                                               December 31, 2004    December 31, 2003
                                                               -----------------    -----------------
Liabilities and stockholders' equity
Current liabilities:
  Bank loan                                                      $         --         $    261,676
  Promissory notes payable                                                 --              936,000
  Current maturities of capital lease obligations                      46,967               13,848
  Accounts payable                                                  2,092,562            1,497,541
  Accrued expenses                                                  1,847,943            1,838,632
  Deferred revenue                                                    359,749               56,802

Current maturities of EVLT(R) technology payable
       ($1,000,000 face value, net of $66,733 and $35,609
       debt discount at December 31, 2004 and 2003,
       respectively)                                                  933,267              964,391
                                                                 ------------         ------------
Total current liabilities                                           5,280,486            5,568,890

Convertible Debt ($7,000,000 face value,
       net of $2,183,151 debt discount at December 31, 2004         4,816,849                   --
EVLT(R) technology payable ($250,000 face value, net of
       $4,902 debt discount at December 31, 2004 and
       $1,250,000 face value, net of $173,832 debt discount
       at December 31, 2003)                                          245,098            1,076,168
                                                                 ------------         ------------
Total liabilities                                                  10,342,433            6,645,058
                                                                 ------------         ------------

Commitments and Contingencies
Stockholders' equity:
  Preferred stock, $0.001 par value                                        --                   --
  Authorized-20,000,000 shares; issued and outstanding none
  Common stock, $0.001 par value
  Authorized-50,000,000 shares and 500,000,000 shares at
       December 31, 2004 and 2003, respectively
  Issued and outstanding-17,781,525 and 13,129,113 shares
       at December 31, 2004 and 2003, respectively                     17,781               13,129

  Additional paid-in capital                                       84,226,241           75,582,369
  Accumulated other comprehensive income                              169,023              175,278
  Accumulated deficit                                             (69,412,081)         (59,334,918)
                                                                 ------------         ------------
  Stockholders' equity                                             15,000,964           16,435,858
                                                                 ------------         ------------
Total liabilities and stockholders' equity                       $ 25,343,397         $ 23,080,916
                                                                 ============         ============



The accompanying notes are an integral part of these consolidated financial statements.

DIOMED HOLDINGS, INC.

Consolidated Statements of Operations

                                                                          Years Ended December 31,
                                                                     ---------------------------------
                                                                         2004                 2003
                                                                     ------------         ------------
Revenues                                                             $ 13,384,500         $  9,198,592

Cost of revenues                                                        7,920,100            5,873,288
                                                                     ------------         ------------
Gross profit                                                            5,464,400            3,325,304
                                                                     ------------         ------------
Operating expenses:
     Research and development                                           1,694,629              849,772
     Selling and marketing                                              7,160,548            4,055,625
     General and administrative                                         6,422,461            4,399,550
                                                                     ------------         ------------
         Total operating expenses                                      15,277,638            9,304,947
                                                                     ------------         ------------
         Loss from operations                                          (9,813,238)          (5,979,643)
                                                                     ------------         ------------
Interest expense, non-cash                                                108,725           12,893,718
Interest expense, net, cash-based                                         155,200            1,007,842
                                                                     ------------         ------------
     Total interest expense                                               263,925           13,901,560
                                                                     ------------         ------------
Net loss                                                             $(10,077,163)        $(19,881,203)
                                                                     ============         ============

   Basic and diluted net loss per share                                     (0.68)               (8.99)
                                                                     ============         ============
   Basic and diluted weighted average common shares outstanding        14,752,794            2,212,666
                                                                     ============         ============

The accompanying notes are an integral part of these consolidated financial statements.

DIOMED HOLDINGS, INC.

Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) Years Ended December 31, 2004 and 2003

                                             Class A Convertible
                                               Preferred Stock       Class E & F         Common Stock
                                               ---------------       -----------         ------------
                                                                                                                         Accumulated
                                                                                                                           Other
                                                                                                           Additional  Comprehensive
                                           Number of    $0.001 Par   Preferred     Number of     $0.001      Paid-in       Income
                                            Shares        Value        Stock        Shares     Par Value     Capital       (Loss)
                                            ------        -----        -----        ------     ---------     -------    -----------
Balance, December 31, 2002                   14,688,662  $   14,689          --      600,925    $   601   $ 41,719,197   $   158,312

Conversion of Class A Preferred Stock
     into common  stock                     (14,688,662)    (14,689)         --      587,543        588         14,101            --
Elimination of unamortized debt discount
     ascribed to warrants and convertible
     notes in December 2002 Interim Financing        --          --          --           --         --     (1,278,667)           --
Debt discount related to issuance of Class E
     Preferred Stock in May 2003
     Exchange Transaction                            --          --   2,000,000           --         --             --
Debt discount and beneficial conversion
     feature related to issuance of Class F
     Preferred Stock and Class D Notes in
     May 2003 Interim Financing                      --          --     240,000           --         --        960,000
Beneficial conversion feature related to
     secured bridge notes issued at September
     2003 closing of Equity Financing                --          --          --           --         --      6,995,000
Debt financing cost related to warrants
     issued to placement agent at September
     2003 closing of Equity Financing                --          --          --           --         --      1,798,579
Issuance of common stock, net of
     issuance costs                                  --          --          --    6,200,000      6,200     14,381,705
Conversion of Class E Notes, including
     interest, into common stock                     --          --          --    3,562,787      3,563      7,122,010
Conversion of Class D Notes, including
     interest, into common stock                     --          --          --      499,294        499      1,247,734
Exchange of Class E and Class F Preferred
     Stock for common stock                          --          --  (2,240,000)   1,205,553      1,206      2,238,794
Compensation expense related to issuance
     of stock options to consultants
     and a service provider                          --          --          --           --         --         22,311
Value ascribed to stock options issued in
     connection with EVLT patent acquisition         --          --          --           --         --        312,078
Issuance of common stock to a consultant             --          --          --       20,000         20         49,980
Issuance of common stock to Equity
     Financing investors as interest
     on escrowed funds                               --          --          --       13,903         14            (14)
Exercise of warrants by placement agent
     and its affiliates                              --          --          --      439,108        439           (439)

                                                                  Total
                                                 Accumulated   Stockholder's   Comprehensive
                                                   Deficit        Equity       Income (Loss)
                                                 ------------  -------------   -------------
Balance, December 31, 2002                       $(39,453,715)  $  2,439,083     $(7,843,156)
                                                                                 ===========
Conversion of Class A Preferred Stock
     into common  stock                                    --             --
Elimination of unamortized debt discount
     ascribed to warrants and convertible
     notes in December 2002 Interim Financing              --     (1,278,667)
Debt discount related to issuance of Class E
     Preferred Stock in May 2003
     Exchange Transaction                                  --      2,000,000
Debt discount and beneficial conversion
     feature related to issuance of Class F
     Preferred Stock and Class D Notes in
     May 2003 Interim Financing                            --      1,200,000
Beneficial conversion feature related to
     secured bridge notes issued at September
     2003 closing of Equity Financing                      --      6,995,000
Debt financing cost related to warrants
     issued to placement agent at September
     2003 closing of Equity Financing                      --      1,798,579
Issuance of common stock, net of
     issuance costs                                        --     14,387,905
Conversion of Class E Notes, including
     interest, into common stock                           --      7,125,573
Conversion of Class D Notes, including
     interest, into common stock                           --      1,248,233
Exchange of Class E and Class F Preferred
     Stock for common stock                                --             --
Compensation expense related to issuance
     of stock options to consultants
     and a service provider                                --         22,311
Value ascribed to stock options issued in
     connection with EVLT patent acquisition               --        312,078
Issuance of common stock to a consultant                   --         50,000
Issuance of common stock to Equity
     Financing investors as interest
     on escrowed funds                                     --             --
Exercise of warrants by placement agent
     and its affiliates                                    --             --

The accompanying notes are an integral part of these consolidated financial statements.

DIOMED HOLDINGS, INC.

Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) Years Ended December 31, 2004 and 2003 (continued)

                                             Class A Convertible
                                               Preferred Stock       Class E & F         Common Stock
                                               ---------------       -----------         ------------

                                                                                                                 Additional
                                               Number of    $0.001 Par   Preferred  Number of     $0.001           Paid-in
                                                Shares        Value        Stock      Shares     Par Value         Capital
                                                ------        -----        -----      ------     ---------         -------

Comprehensive income (loss):
Foreign currency translation adjustment             --          --          --           --              --              --
Net loss                                            --          --          --           --              --              --

Balance, December 31, 2003                          --          --          --   13,129,113          13,129       75,582,369
Exercise of warrants by placement agent
      and its affiliates                            --          --          --      938,123             938             (938)
Compensation expense related to issuance
     of stock options to third parties              --          --          --           --              --           79,449
Issuance of common stock in 2004
     Targeting Offering, net of
     issuance costs                                 --          --          --    1,188,470           1,188        2,726,541
Issuance of common stock to 2004 Private
     Placement investors, net of
     issuance costs                                 --          --          --    2,362,420           2,363        3,234,446
Debt discount and beneficial conversion
     feature related to 2004
     Private Placement                              --          --          --           --              --        2,261,399
Exercise of warrants by 2004 Private
     Placement investor and
     its affiliates                                 --          --          --      163,399             163          342,975

Comprehensive Income (loss):
Foreign currency translation adjustment             --          --          --           --              --               --
Net loss                                            --          --          --           --              --               --
                                                  ------      ------      -----  ----------     -----------     ------------
Balance, December 31, 2004                          --          --          --   17,781,525     $    17,781     $ 84,226,241
                                                  ======      ======      =====  ==========     ===========     ============

                                                   Accumulated
                                                      Other                             Total
                                                   Comprehensive      Accumulated    Stockholders'       Comprehensive
                                                   Income (Loss)        Deficit         Equity           Income (Loss)
                                                   -----------        ------------   -------------       -------------
Comprehensive income (loss):
Foreign currency translation adjustment                16,966                 --             16,966             16,966
Net loss                                                             (19,881,203)       (19,881,203)       (19,881,203)
                                                 ------------       ------------       ------------       ------------
Balance, December 31, 2003                            175,278        (59,334,918)        16,435,858        (19,864,237)
                                                                                                          ============
Exercise of warrants by placement agent
     and its affiliates
Compensation expense related to issuance
     of stock options to third parties                     --                 --             79,449
Issuance of common stock in 2004
     Targeting Offering, net of
     issuance costs                                        --                 --          2,727,729
Issuance of common stock to 2004 Private
     Placement investors, net of
     issuance costs                                        --                 --          3,236,809
Debt discount and beneficial conversion
     feature related to 2004
     Private Placement                                     --                 --          2,261,399
Exercise of warrants by 2004 Private
     Placement investor and
     its affiliates                                        --                 --            343,138

Comprehensive Income (loss):
Foreign currency translation adjustment                (6,255)                --             (6,255)            (6,255)
       Net loss                                            --        (10,077,163)       (10,077,163)       (10,077,163)
                                                 ------------       ------------       ------------       ------------
Balance, December 31, 2004                       $    169,023       $(69,412,081)      $ 15,000,964       $(10,083,418)
                                                 ============       ============       ============       ============

The accompanying notes are an integral part of these consolidated financial statements.

DIOMED HOLDINGS, INC.

Consolidated Statements of Cash Flows

                                                                        Years Ended December 31,
                                                                  ---------------------------------
                                                                      2004                 2003
                                                                  ------------         ------------
Cash Flows from Operating Activities:                             $(10,077,163)        $(19,881,203)
     Net loss
     Adjustments to reconcile net loss to net cash
       used in operating activities:
         Depreciation and amortization                                 972,900              674,592
         Amortization of EVLT(R) discount                              137,806               44,913
         Non-cash interest expense                                     108,725           12,893,718
         Fair value of stock options for service                        79,449               22,400
         Changes in operating assets and liabilities:
              Accounts receivable                                     (637,155)            (760,794)
              Inventories                                             (312,144)             119,900
              Prepaid expenses and other current assets                101,039             (235,372)
              Deposits                                                 (11,582)             452,094
              Accounts payable                                         595,021             (111,080)
              Accrued expenses and deferred revenue                    312,258              394,532
                                                                  ------------         ------------
Net cash used in operating activities                               (8,730,846)          (6,386,300)
                                                                  ------------         ------------
Cash Flows from Investing Activities:
     Purchases of property and equipment                              (519,009)            (229,718)
     Acquisition of intangible EVLT(R) technology asset                     --           (2,394,000)
                                                                  ------------         ------------
Net cash used in investing activities                                 (519,009)          (2,623,718)
                                                                  ------------         ------------
Cash Flows from Financing Activities:
     Proceeds from issuance of common stock, net in 2003
       equity financing                                                     --           14,328,364
     Proceeds from issuance of common stock, net in 2004
       target offering                                               2,727,729                   --
     Proceeds from issuance of common stock, net in 2004
       equity and debt financing                                     3,236,809                   --
     Proceeds from convertible debt                                  7,000,000            6,995,000
     Increase in deferred financing costs                             (731,459)                  --
     Proceeds from redeemable debt                                          --            1,200,000
     Proceeds from exercise of warrants                                343,138                   --
     Net proceeds (payments) from bank borrowings                     (261,676)              45,369
     Payments on related party debt                                         --           (2,000,000)
     Payments on capital lease obligations                             (54,997)             (30,163)
     Payments on promissory notes                                     (936,000)            (445,208)
     Payments on EVLT(R) purchase obligation                        (1,000,000)
                                                                  ------------         ------------
Net cash provided by financing activities                           10,323,544           20,093,362
                                                                  ------------         ------------
Effect of Exchange Rate Changes                                        (35,711)             466,085
                                                                  ------------         ------------

Net Increase in Cash and Cash Equivalents                            1,037,978           11,549,429

Cash and Cash Equivalents, beginning of year                        13,398,075            1,848,646
                                                                  ------------         ------------
Cash and Cash Equivalents, end of year                            $ 14,436,053         $ 13,398,075
                                                                  ============         ============

DIOMED HOLDINGS, INC.

                                                                        Years Ended December 31,
                                                                     -----------------------------
                                                                        2004              2003
                                                                     -----------       -----------
Supplemental Disclosure of Cash Flow Information:

Cash paid for interest                                               $  180,481        $  228,134
                                                                     ==========        ==========

Equipment under capital lease                                        $   88,116        $       --
                                                                     ==========        ==========
Value ascribed to debt discount related to redeemable debt           $       --        $1,200,000
                                                                     ==========        ==========
Value ascribed to debt discount related to related party debt        $       --        $  721,333
                                                                     ==========        ==========
Value ascribed to debt discount related to convertible debt          $2,261,399        $6,995,000
                                                                     ==========        ==========
Value ascribed to stock options issued in connection
    with acquisition of EVLT Technology                              $       --        $  312,078
                                                                     ==========        ==========
Debt associated with EVLT Technology acquisition                     $       --        $2,245,647
                                                                     ==========        ==========
Value ascribed to common stock issued to a consultant                $       --        $   50,000
                                                                     ==========        ==========


The accompanying notes are an integral part of these consolidated financial statements.

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

(1) OPERATIONS

The Company develops and commercializes minimally invasive medical procedures that employ its laser technologies and associated disposable products. Using its proprietary technology, including its exclusive rights to U.S. Patent No. 6,398,777, the Company currently focuses on endovenous laser treatment (EVLT(R)) of varicose veins. The Company also develops and markets lasers and disposable products for photodynamic therapy (PDT) cancer procedures and products for other clinical applications, including dental and general surgical procedures.

In developing and marketing its clinical solutions, the Company uses proprietary technology and aims to secure strong commercial advantages over competitors by obtaining exclusive commercial arrangements, gaining governmental approvals in advance of others, developing and offering innovative practice enhancement programs including physician training and promotional materials. To optimize revenues, the Company focuses on clinical procedures that generate revenues from both capital equipment and disposable products, such as procedure kits and optical fibers.

The Company's high power semiconductor diode lasers combine clinical efficacy, operational efficiency and cost effectiveness in a versatile, compact, lightweight, easy-to-use and easy-to-maintain system. Along with lasers and single-use procedure kits for EVLT(R), the Company provides its customers with state of the art physician training and practice development support.

In 2001, the Company pioneered the commercialization of endovenous laser treatment (EVLT(R)), an innovative minimally invasive laser procedure for the treatment of varicose veins caused by greater saphenous vein reflux. In September 2001, the Company was the first company to receive the CE mark of the European Economic Union for approval for endovenous laser treatment with respect to marketing EVLT(R) in Europe. In January 2002, the Company was the first company to receive Food and Drug Administration ("FDA") clearance for endovenous laser treatment of the greater saphenous vein. In December 2004, the Company received FDA clearance to expand the application of EVLT(R) to other superficial veins in the lower extremities.

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

(b) Basis of Presentation

All share and per share information included in the accompanying financial statements for all periods presented have been restated to retroactively reflect the effect of the 1:25 reverse stock split that the Company implemented, effective June 17, 2004.

(c) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates and assumptions principally relate to reserves, including inventory, doubtful accounts receivable, and product warranty. Actual results could differ from those estimates.

(d) Cash and Cash Equivalents

Cash and cash equivalents consists of short-term, highly liquid investments with original maturity dates of 90 days or less.

                              DIOMED HOLDINGS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                DECEMBER 31, 2004

(e) Foreign Currency Translation

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

(f) Revenue Recognition

Revenue from product sales is recognized when title passes to the customer, as long as there is persuasive evidence of an arrangement, the sales price is fixed and determinable and collection of the related receivable is reasonably assured. The Company provides for estimated product returns and warranty costs at the time of product shipment. In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, which establishes guidance in applying generally accepted accounting principles to revenue recognition in financial statements. In December 2003, the SEC published SAB No. 104, Revenue Recognition, which supersedes and rescinds the accounting guidance contained in SAB No. 101 related to multiple-element revenue arrangements that was superseded by EITF Issue No. 00-21 Revenue Arrangements with Multiple Deliverables. The Company has determined that its existing revenue recognition practices comply with the requirements of SAB No. 104 for all periods presented.

(g) Inventories

Inventories  are valued at the lower of cost  (first-in,  first-out)  or market.
Work-in-progress   and  finished   goods   consist  of   materials,   labor  and
manufacturing overhead. Inventories consist of the following:


                                             December 31,
                                        2004             2003
                                     ----------       ----------
Raw materials                        $  838,390       $  856,886
Work-in-progress                        502,905          456,934
Finished goods                          863,090          578,421
                                     ----------       ----------
                                     $2,204,385       $1,892,241
                                     ==========       ==========

(h) Property and Equipment

The Company records property and equipment at cost. The Company provides for depreciation and amortization using the straight-line method by charges to operations in amounts that allocate the cost of the assets over their estimated useful lives as follows:

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

                              DIOMED HOLDINGS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                DECEMBER 31, 2004

Depreciation expense for the years ended December 31, 2004 and 2003 was $482,739 and $380,357, respectively.

(i) Intangible Assets

Intangible assets are recorded at cost and consist of manufacturing rights acquired in 2001 and the EVLT(R) patent rights acquired in September 2003 (Note
15). The manufacturing rights are being amortized over a five-year estimated useful life. Amortization expense relating to these manufacturing rights of approximately $197,000 for each of the years ended December 31, 2004 and 2003, is included in general and administrative expense. The EVLT(R) patent rights are being amortized over the remaining 16-year life of the patents, and amortization expense relating to the EVLT(R) patent rights of $294,000 and $98,000 is included in the cost of goods sold for the years ended December 31, 2004 and 2003, respectively.

(j) Long Lived Assets

The Company evaluates long-lived assets, such as intangible assets, equipment and leasehold improvements, for impairment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company records an impairment charge whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets are written down to fair value. The Company did not incur any impairments in the years ended December 31, 2004 and 2003.

(k) Fair Value of Financial Instruments

The carrying amounts of the Company's cash, cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments. The carrying amounts of debt issued pursuant to agreements with banks' capital lease obligations and various debt instruments approximate fair value as the interest rates on these instruments fluctuate with market interest rates.

(l) Concentration of Credit Risk and Significant Customers

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

Accounts receivable are customer obligations due under normal trade terms. The Company sells its products to private physicians, hospitals, health clinics, distributors and OEM customers. The Company generally requires signed sales agreements, non-refundable advance payments, although collateral is generally not required, and purchase orders depending upon the type of customer. Letters of credit may be required in certain circumstances. Some customers seek equipment financing from third party leasing agents, which the Company is not party to and bears no credit risk. Accounts receivable is stated at the amount billed to the customer less a valuation allowance for doubtful accounts. Senior management reviews accounts receivable on a monthly basis to determine if any receivables could potentially be uncollectible. The Company includes specific accounts receivable balances that are determined to be uncollectible in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on available information, the Company believes its allowance for doubtful accounts as of December 31, 2004 is adequate. The allowance for doubtful accounts as of December 31, 2004 and 2003 was $223,105, and $209,167, respectively.

No customers accounted for greater than 10% of total revenues in 2004. One customers accounted for greater than 10% of accounts receivable in 2004. No customers accounted for greater than 10% of total revenues or gross accounts receivable in 2003.

                              DIOMED HOLDINGS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                DECEMBER 31, 2004

(m) Accounting for Stock-Based Compensation

The Company accounts for its employee stock-based compensation plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, utilizing the intrinsic value method. Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the fair market price of the Company's stock at the date of the fixed grant over the amount an employee must pay to acquire the stock. SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, establishes a fair value based method of accounting for stock-based compensation plans. The Company has adopted the disclosure only alternative under SFAS No. 123, with respect to its employee stock compensation plan, which requires disclosure of the pro forma effects on net loss and loss per share as if SFAS No. 123 had been adopted as well as certain other information. (See Note 8d)

The pro forma effect of applying SFAS No. 123 in 2004 and 2003 is as follows:

                                                                       December 31,
                                                                  2004               2003
                                                            --------------     --------------
Net loss as reported                                        $  (10,077,163)    $  (19,881,203)
Less: total stock-based employee compensation expense
      determined under the fair value-based method
      for all awards, net of tax

                                                                  (700,487)          (381,816)
                                                            --------------     --------------
Pro forma net loss                                          $  (10,777,650)    $  (20,263,019)
                                                            ==============     ==============
Loss per share:
     Basic and diluted - as reported                        $        (0.68)    $        (8.99)
     Basic and diluted - pro forma                          $        (0.73)    $        (9.16)

(n) Research and Development Expenses

The Company charges research and development expenses to operations as incurred.

(o) Comprehensive Income (Loss)

SFAS No. 130, Reporting Comprehensive Income, requires disclosure of all components of comprehensive income (loss). Comprehensive income is defined as the change in stockholders' equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. For all periods presented, comprehensive loss consists of the Company's net loss and changes in cumulative translation adjustment account. The Company has disclosed comprehensive income (loss) for all periods presented in the accompanying consolidated statements of stockholders' equity and comprehensive income (loss).

(p) Income Taxes

The Company follows the provisions of SFAS No. 109, Accounting for Income Taxes. Deferred income taxes are provided on temporary differences that arise in the recording of transactions for financial and tax reporting purposes and result in deferred tax assets and liabilities. Deferred tax assets are reduced by an appropriate valuation allowance if, in management's judgment, it is more likely than not that the deferred tax asset will not be realized. Tax credits are accounted for as reductions of the current provision for income taxes in the year in which the related expenditures are incurred.

(q) Other Recent Accounting Pronouncements

In December 2004, the FASB revised SFAS No. 123, Share Based Payment, or SFAS No. 123R. SFAS No. 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends Statement No. 95, Statement of Cash Flows. Under SFAS No. 123R, companies must calculate and record in the income statement the cost of equity instruments, such as stock options, awarded to employees for services received. The cost of the equity instruments is to be measured based on the fair value of the instruments on the date they are granted and is required to be recognized over the period during which the employees are required to provide services in exchange for the equity instruments. SFAS No. 123R is effective for the Company in the first interim period beginning after December 15, 2005.

                              DIOMED HOLDINGS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                DECEMBER 31, 2004

The adoption of SFAS No. 123R is expected to have a significant impact on the Company's financial statements. The impact of adopting SFAS No. 123R cannot be accurately estimated at this time, as it will depend on the market value and the amount of share-based awards granted in future periods.

(3) NET LOSS PER SHARE

Net loss per share is computed based on the guidance of SFAS No. 128, Earnings per Share. SFAS No. 128 requires companies to report both basic loss per share, which is based on the weighted average number of common shares outstanding, and diluted loss per share, which is based on the weighted average number of common shares outstanding and the weighted average number of dilutive potential common shares outstanding. As a result of the losses incurred by the Company for the years ended December 31, 2004 and 2003, all potential common shares were antidilutive and thus were excluded from the diluted net loss per share calculations.

The following table summarizes securities outstanding, adjusted for the 1 for 25 reverse split effective June 17, 2004, as of each year-end which were not included in the calculation of diluted net loss per share since their inclusion would be antidilutive.

                                            December 31,
                                            ------------
                                      2004                2003
                                   ---------            ---------
Common stock options               1,076,318              222,343
Convertible debt                   3,056,769     (A)           --
Common stock warrants              2,991,263     (C)    1,196,838    (B)

(A) On October 25, 2004, in connection with the 2004 private placement equity and debt financing discussed in Note 16, the Company issued $7,000,000 in convertible notes. These notes are convertible at a rate of $2.29 per share.

(B) On September 3, 2003, in connection with the equity  financing  discussed in
Note 14, the Company issued securities to pay the fees of the placement agent that it engaged in April 2003 to assist in obtaining financing. In lieu of paying this fee in cash, the Company issued to the placement agent $495,000 in secured bridge notes plus warrants to purchase up to 1,635,163 shares of common stock. Of these warrants, 701,663 warrants have an exercise price of $0.025 per share, 247,500 warrants have an exercise price of $2.00 per share and 686,000 warrants have an exercise price of $2.50 per share. These warrants are exercisable for five years. Additionally, the warrants issued to the placement agent were subject to an anti-dilution adjustment for future equity investments. This adjustment was triggered on October 25, 2004, and as such the warrants with exercise prices of $2.00 were adjusted to $1.93 and 7,588 additional warrants were issued, and the warrants with exercise prices of $2.50 were adjusted to $2.32 and 48,145 additional warrants were issued. Pursuant to its agreement with Sunrise, on October 25, 2004 the Company also issued warrants to purchase an additional 73,539 shares of common stock, at an exercise price of $2.01 per share because, under the April 2003 agreement with Sunrise, the Company agreed to pay Sunrise commissions for subsequent sales of securities made to participants in the 2003 financing within one year of the termination of that agreement. As of December 31, 2004, a total of 1,625,120 of the warrants issued to Sunrise, as adjusted for anti-dilution and commission, had been exercised and 139,315 warrants were unexercised and remained outstanding.

Warrant holders who exercised their warrants to date have used the cashless exercise feature of these warrants. As a result of the cashless exercise, the warrant holders did not pay cash for the exercise price of the warrants, and as a result, the Company was not required to issue the full amount of shares underlying the warrants exercised. For example, as of December 31, 2004, the Company issued a total of 1,377,231 shares of common stock upon exercise of the 1,625,120 warrants.

                              DIOMED HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                DECEMBER 31, 2004

(C) On October 25, 2004, in connection with the 2004 Private Placement equity and debt financing discussed in Note 16, the Company issued 3,013,671 warrants to investors. These warrants have an exercise price of $2.10 per share. These warrants are exercisable for five years. On December 1, 2004, a total of 163,399 of these warrants with an exercise price of $2.10 per share were exercised, for which the Company issued a total of 163,399 shares of common stock.

(4) ACCRUED EXPENSES

Accrued expenses consist of the following:

                                          December 31,
                                    ------------------------
                                       2004          2003
                                    ----------    ----------
Payroll and related costs           $  498,335    $  461,863
Warranty and related costs             343,845       462,154
Professional fees                      861,953       776,864
Other                                  143,810       137,751
                                    ----------    ----------
                                    $1,847,943    $1,838,632
                                    ==========    ==========

(5) LINE-OF-CREDIT ARRANGEMENT

Diomed, Ltd., the Company's subsidiary in the United Kingdom, has a line of credit with Barclays Bank, which is limited to the lesser of (BPS)100,000 or 80% of eligible accounts receivable. This line bears interest at 3% above Barclays Bank's base rate (4.75% at December 31, 2004) and borrowings are due upon collection of receivables from customers. As security for the line of credit, Barclays has a lien on all of the assets of Diomed, Ltd., excluding inventory and certain intellectual property. As of December 31, 2004 there were no amounts outstanding under this line. As of December 31, 2003, there were borrowings of
(BPS) 146,663 ($261,676) outstanding under this line.

(6) DEBT

a) Promissory Note Issued to Customer

In October 2000, a customer, Axcan Pharma, Inc., advanced the Company $936,000 to secure certain key materials. In September 2001, the Company issued a Promissory Note to this customer in the amount of the advance. The Promissory Note bore interest, at an annual rate of 8.5%, which is payable quarterly in arrears. The Promissory Note had a maturity date of January 1, 2004 and did not provide for conversion rights into equity. As of December 31, 2003, the principal amount and accrued interest under this Promissory Note was $936,000 and $20,053, respectively. On January 2, 2004, the Company fully repaid the Promissory Note and accrued interest in accordance with its terms.

b) Secured Bridge Notes - September 3, 2003

On September 2, 2003, the Company entered into agreements that provide Equity Financing with 119 Investors who agreed to purchase 10,177,500 shares of Common Stock for an aggregate purchase price of $23,200,000. Twenty-two million dollars of the aggregate purchase price was payable in cash, and $1,200,000 was paid by conversion of the Company's Class D notes at the second closing. (See Note 14)

At the first closing of the Equity Financing, the Company issued $6,995,000 in principal amount of Secured Bridge Notes (the "Secured Bridge Notes"), which accrued interest at an annual rate of 8% and were convertible into 3,497,500 shares of common stock at $2.00 per share. The Secured Bridge Notes were convertible upon favorable stockholder approval of the Equity Financing at the annual meeting held on November 25, 2003. The Secured Bridge Notes were secured by a security interest in collateral that included the Company's rights to U.S. Patent No. 6,398,777 and related foreign patents for endovenous laser treatment of varicose veins (the "EVLT Patent"). These patents relate to the technology that the Company acquired on September 3, 2003 underlying the Company's EVLT(R) product line (See Note 15) and the security interest previously granted to secure the Class E Notes due January 1, 2006 that the Company had previously issued (See Note 8). The Class E Notes were fully paid at the first closing of the Equity Financing in advance of the January 1, 2006 maturity date to increase the collateral available for the Secured Bridge Notes.

                              DIOMED HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                DECEMBER 31, 2004

Under the terms of the Equity Financing, at the second closing on November 25, 2003, the aggregate principal amount of the Secured Bridge Notes converted into 3,497,500 shares of Common Stock at a purchase price of $2.00 per share. Also, on November 25, 2003, the Company issued an additional 65,287 shares of Common Stock to pay accrued interest in the amount of $130,573 on the Secured Bridge Notes. Of the Secured Bridge Notes, $6,500,000 in aggregate principal amount was issued at the first closing in exchange for a purchase price equal to $6,500,000 paid in cash. Gibralt U.S. and the other three holders of the Company's Class E notes purchased $2,000,000 of Secured Bridge Notes at $2.00 per share, the same price as paid by the other Investors who purchased Secured Bridge Notes. Each of the other Investors who subscribed to purchase securities in the Equity Financing purchased on a pro rata basis $4,500,000 in aggregate principal amount of the Secured Bridge Notes. The Company also issued $495,000 in principal amount of the Secured Bridge Notes to the placement agent in partial payment of its fee.

The Company recognized a beneficial conversion feature in the amount of $6,995,000, upon favorable stockholder approval of the Equity Financing at the annual meeting held on November 25, 2003, with a corresponding increase in additional paid-in capital. This discount was fully amortized to non-cash interest expense when the Secured Bridge Notes converted to equity. The net impact on stockholders' equity was zero when the net loss, including the amortization of the discount, was fully reflected in the accumulated deficit.

In connection with the first closing, the Company incurred $651,923 in placement agent and legal fees, including a $495,000 fee due to be paid in cash that the placement agent invested in the Secured Bridge Notes. These costs were capitalized as deferred financing costs and were being amortized to interest expense over the life of the notes, such that the full amount of costs was amortized by the earlier of the maturity date of the notes or by the month the notes were converted into equity. For the year ended December 31, 2003, the Company recognized $651,923 in interest expense pertaining to the amortization of the deferred financing costs, and accordingly, the balance of the deferred financing costs was zero as of December 31, 2003.

In connection with the first closing, the Company recognized an additional placement agent fee, in the amount of $1,798,579, for 247,500 warrants issued to a placement agent. The fee was recorded as a deferred financing cost upon stockholder approval of the Equity Financing on November 25, 2003, with a corresponding increase in additional paid-in capital. The deferred financing cost was fully amortized to interest expense in the period in which the Secured Bridge Notes converted to equity. The net impact on stockholders' equity was zero when the net loss, including the deferred financing cost, was fully reflected in the accumulated deficit.

c) EVLT(R) Technology Acquisition - September 3, 2003

On September 3, 2003, the Company acquired rights to the EVLT Patent, which relates to the technology underlying the Company's EVLT(R) product line. On September 3, 2003, the Company paid Endolaser Associates $1,500,000 in cash in exchange for the exclusive license and agreed to make additional payments totaling $2,500,000 in 10 quarterly installments of $250,000 each, commencing in the fourth quarter of 2003. The Company recorded a liability in the amount of $2,500,000, net of a $254,000 discount based on an annual interest rate of 8%, to reflect the imputed interest on the liability. The discount is being amortized to interest expense over the period of the additional installment payments. The Company has made five quarterly installments totaling $1,250,000 since acquiring the rights. Accordingly, at December 31, 2004, the remaining liability was $1,250,000 net of debt discount of $72,000. (See Note 15)

                              DIOMED HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                DECEMBER 31, 2004

d) Private  Placement  Equity and Debt  Financing  Entered into on September 28,
2004

On October 25, 2004, the Company completed the Private Placement Equity and Debt Financing entered into on September 28, 2004 and discussed in Note 17. In connection with the financing, the Company issued $7,000,000 in debt which is convertible into common shares at $2.29 per share. The Company also issued warrants to purchase 1,832,461 shares of common stock to investors who purchased the convertible debt. Accordingly, the Company recorded a debt discount of $2,261,000 in relation to the convertibility feature of the debt and the fair value of the warrants using the Black Scholes option pricing model. The discount is being amortized to non-cash interest expense over the term of the notes, such that the full amount of the discount will be amortized by the earlier of the maturity date of the notes or the conversion of the notes to equity. The net impact on stockholders' equity will be zero when the net loss, including the amortization of the discount, is fully reflected in the accumulated deficit. Accordingly, the notes were originally recorded at net value of $4,738,601 (after the $2,261,399 discount). In the year ended December 31, 2004, $78,248 was recognized in non-cash interest expense pertaining to this amortization of the discount. The balance of the notes at December 31, 2004 was $4,816,849, net of unamortized debt discount of $2,183,151.

e) Capital Equipment Leases

Leased assets included in property and equipment primarily include manufacturing equipment. Depreciation expense for leased equipment during the years ended December 31, 2004 and 2003 was $12,238 and $36,823, respectively.

Future minimum debt payments required under these arrangements at December 31, 2004 are as follows:

                                                     Capital Leases      Debt
                                                     --------------   ----------
2005                                                   $   47,967     $1,000,000
2006                                                           --        250,000
2007                                                           --             --
2008                                                           --      7,000,000
                                                                      ==========
Total future minimum lease payments                    $   47,967     $8,250,000
                                                                      ==========
Less - Amount representing interest                    $    1,000
                                                       ----------
Present value of future minimum lease payments             46,967
Less - Current portion of capital lease obligations        46,967
                                                       ----------
Capital lease obligations, net of current portion      $       --
                                                       ==========

(7) INCOME TAXES

No provision for foreign, federal or state income taxes has been recorded, as the Company incurred net operating losses for all periods presented for all jurisdictions in which it operates. The Company has U.S. federal and state net operating loss carryforwards of approximately $27,000,000 at December 31, 2004 to reduce future federal income taxes, if any. These carryforwards expire through 2024 and are subject to review and possible adjustment by the Internal Revenue Service (IRS). The Company also has approximately $23,000,000 of foreign net operating loss carryforwards at December 31, 2004 to reduce future foreign income taxes, if any. These carryforwards do not have an expiration date.

                              DIOMED HOLDINGS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                DECEMBER 31, 2004

The Tax Reform Act of 1986 contains provisions that may limit the amount of U.S. federal and state net operating loss and credit carryforwards that the Company may utilize in any one year in the event of certain cumulative changes in ownership over a three-year period in excess of 50%, as defined. The Company believes that its equity financing completed on November 25, 2003 and its equity and debt financing completed on October 25, 2004 may have triggered a change in ownership which, in turn, may limit the utilization of net operating loss carryforwards in future years.

The approximate tax effects of temporary differences that give rise to significant portions of the Company's deferred tax assets primarily relate to net operating loss carryforwards and amount to approximately $18,269,000 and $12,740,000 as of December 31, 2004 and 2003, respectively. It is the Company's objective to become a profitable enterprise and to realize the benefits of its deferred tax assets. However, in evaluating the realizability of these deferred tax assets, management has considered the Company's short operating history, the volatility of the market in which it competes and the operating losses incurred to date, and believes that, given the significance of this evidence, a full valuation reserve against its deferred tax assets is required as of December 31, 2004 and 2003. The components of the Company's deferred tax assets are approximately as follows:

                                             December 31,
                                    -----------------------------
                                        2004             2003
                                    ------------     ------------
Net operating loss carryforwards    $ 18,000,000     $ 12,600,000
Other temporary differences              269,000          140,000
Valuation allowance                  (18,269,000)     (12,740,000)
                                    ------------     ------------
Net deferred tax asset              $         --     $         --
                                    ============     ============

(8) STOCKHOLDERS' EQUITY

(a) Issuance of Diomed Holdings, Inc. Class A Convertible Preferred Stock ("Old Class A Stock") in Diomed Merger

On February 14, 2002, Diomed Acquisition Corp. ("Acquisition"), a Delaware corporation and a wholly-owned subsidiary of Diomed Holdings, Inc., a Nevada corporation formerly known as Natexco Corporation, merged with and into Diomed, Inc. (the "Merger") pursuant to an Agreement and Plan of Merger, dated as of January 29, 2002.

Pursuant to the Merger agreement, Diomed Holdings issued (references to common stock are without adjustment for the 1:25 reverse split effective June 17,
2004):

- 2,328,922.50 shares of its Old Class A Stock to the former holders of Diomed, Inc. common stock in exchange for 9,315,690 shares of common stock of Diomed, Inc. issued and outstanding as of the effective time of the Diomed Merger, which 2,328,922.50 shares were convertible into 9,315,690 shares of Diomed Holdings common stock; and

- 1,362,500 of its Old Class A Stock to the former holders of 2,725,000 shares of Diomed, Inc. Series A Preferred Stock issued and outstanding as of the effective time of the Merger. These shares were convertible into 5,450,000 shares of Diomed Holdings common stock.

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

                              DIOMED HOLDINGS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                DECEMBER 31, 2004

Because the board of directors determined that the effect of the incremental conversion of Class A Stock into common stock would impair the Company's ability to procure additional equity investments, pursuant to its discretion under the terms of the Class A Stock, the board voted to convert the remaining outstanding shares of Class A Stock into common stock on March 31, 2003, and accordingly, zero shares of Class A Stock are outstanding at December 31, 2004 and 2003.

(b) Bridge Financings with Related Parties

(i) On December 27, 2002, the Company completed a $2,000,000 bridge note financing with Gibralt U.S., Inc. an affiliate of Samuel Belzberg, a former director of the Company (the "December 2002 noteholder" and, together with the three persons to whom Gibralt U.S. subsequently transferred $500,000 of the notes, the "December 2002 noteholders"). The financing included $1,000,000 in Class A secured notes and $1,000,000 in Class B unsecured notes due January 1, 2004. The notes accrued interest at an annual rate of 8%, payable upon maturity.

The notes were convertible into common stock at the election of the December 2002 noteholders upon the occurrence of: (i) a financing transaction, (ii) a liquidity event, (iii) a merger or reorganization, or (iv) at any time during the life of the notes, at the election of the holders of at least 66 2/3% of the outstanding principal amount of the notes. The notes, including principal and accrued interest, were convertible into common stock at 80% of the common stock price at the time of conversion.

As additional consideration for the financing, the Company issued to the December 2002 noteholders warrants to purchase 333,334 shares of common stock. The warrants were exercisable for a period of five years beginning June 27, 2003 at an exercise price of $6.50, which represented 110% of the market price of the stock on December 26, 2002. If, prior to the exercise of the warrants, the Company issued common stock or common stock equivalents at a price per share less than the exercise price of the warrants, the number of warrants and the exercise price of the warrants were to be adjusted to the lower price per share. In the event of a merger or reorganization, the warrants were convertible into the kind and number of shares of common stock, other securities or property into which the warrants would have been converted if the warrants had been converted into common stock based on the provisions of the merger or reorganization.

The December 2002 noteholders had the right to designate a member to the Company's Board of Directors while the notes were outstanding. The Company was required to obtain the advance approval by the December 2002 noteholders for future financing transactions during the life of the notes.

On March 18, 2003, the initial December 2002 noteholder sold and transferred to three investors in a private transaction (i) $500,000 aggregate principal amount of notes ($250,000 of which were Class A notes and $250,000 of which were Class B notes) and (ii) warrants to purchase 83,334 shares of common stock. Accordingly, after taking this transfer into account, the initial December 2002 noteholder owned $1,500,000 aggregate principal amount of notes ($750,000 of which were Class A notes and $750,000 of which were Class B notes) and warrants to purchase 250,000 shares of common stock.

The Company recognized the $2,000,000 fair value of the warrants and the beneficial conversion feature related to the immediate convertibility of the notes as a discount to the notes, with a corresponding increase in additional paid in capital. The value ascribed to the warrants was approximately $1,200,000, as calculated using the Black-Scholes option pricing model, and the value ascribed to the beneficial conversion feature of the notes was $800,000. The discount was to be amortized over the term of the notes to non-cash interest expense, such that the full amount of the discount would be amortized by the earlier of the maturity date of the notes or conversion of the notes to equity. The net impact on stockholders' equity was to be zero when the net loss, including the amortization of the discount, was fully reflected in the accumulated deficit. Accordingly, the notes were originally recorded at net value of zero (after the $2,000,000 discount). For the year ended December 31, 2003, $721,000 was recognized in non-cash interest expense pertaining to this amortization of the discount prior to the May 2003 exchange transaction discussed below.

                              DIOMED HOLDINGS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                DECEMBER 31, 2004

In connection with the bridge financing, the Company incurred $80,000 in related legal fees. As of December 31, 2002, these costs were capitalized as deferred financing costs and were to be amortized to interest expense over the life of the notes, such that the full amount of costs were amortized by the earlier of the maturity date of the notes or by the month the notes were converted into equity. The Company expensed the balance of the deferred financing costs upon completion of the May 2003 exchange transaction. For the year ended December 31, 2003, the Company recognized $80,000 in interest expense pertaining to amortization of the deferred financing costs, and, accordingly, the balance of the deferred financing costs was zero as of December 31, 2003.

(ii) During the first quarter of 2003, it became clear that the Company would require additional working capital. In April 2003, the Company began discussions with Gibralt U.S. with a view to its providing interim financing in addition to the interim financing that it had provided in December 2002. The Company also began to consider a subsequent financing expected to begin later in the quarter to address its longer term capital needs. In late April, the Company elected to obtain up to $1,200,000 of interim financing from Gibralt U.S. and two of its directors. At the same time, the Company proposed a restructuring of the securities issued in December 2002 to improve its access to financial markets and enhance the likelihood of a subsequent financing. Therefore, the Company offered to repurchase certain rights from the December 2002 noteholders that, in light of then-current market conditions, might have made it more difficult to successfully complete a subsequent financing.

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

At the time the Class A secured notes and Class B unsecured notes were issued, the Company could not issue more than $1,000,000 in secured debt without obtaining prior approval by its preferred stockholders under the terms of its Class A Stock. On March 31, 2003, the Company converted all of its Class A Stock into common stock to eliminate its convertibility feature and its apparent negative impact on the Company's ability to obtain additional financing. On May 7, 2003, the December 2002 noteholders exchanged their $1,000,000 principal amount of secured Class A notes and $1,000,000 principal amount of unsecured Class B notes for $2,000,000 principal amount of secured Class C notes due January 1, 2004. On May 7, 2003, the Company issued to the December 2002 noteholders 20 shares of its Class C Preferred Stock, which was convertible into 1,084,690 shares of common stock, in exchange for eliminating the convertibility feature of the $2,000,000 principal amount of notes and the warrants to purchase 333,334 shares of common stock, as well as certain other rights. The Class C Preferred Stock was exchanged for Class E Preferred Stock on August 22, 2003. (See Note 13)

(iii) On May 7, 2003, Gibralt U.S. and two of the Company's directors, James A. Wylie, Jr. and Peter Norris (the "May 2003 noteholders"), committed to provide financing of up to $1,200,000 in the form of Class D secured notes due May 6, 2004. The Company issued the May 2003 noteholders an aggregate of 24 shares of Class D Preferred Stock, which was convertible into 120,863 shares of common stock. The Class D Preferred Stock was exchanged for Class F Preferred Stock on August 22, 2003. (See Note 13) The Class D notes accrued interest at an annual rate of 8%, payable upon maturity. As of July 7, 2003, the entire $1,200,000 in interim financing had been funded. The May 2003 noteholders had the same security interest and registration rights granted to the December 2002 noteholders.

The May 2003 noteholders had the right to participate in the Company's financing contemplated for the second half of 2003 on the same terms and conditions as the new investors by redeeming their notes. In determining the price at which the Company sold its notes, an independent committee of the board of directors considered the added risk that the May 2003 noteholders would be accepting in light of the uncertainty of the completion of the contemplated financing. The December 2002 notes provided that the corresponding noteholders had the right to participate in the next financing of the Company at a 20% discount to the price to be paid by investors. Using this discount factor as a benchmark for assessing the risk that the May 2003 noteholders would be assuming, among other factors, the independent committee authorized the issuance of preferred shares convertible into 120,863 shares of common stock, allocated according to the noteholder's respective loan commitments.

                              DIOMED HOLDINGS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                DECEMBER 31, 2004

(iv) On May 28, 2003, the Company and the December 2002 noteholders amended certain of the terms of the May 7, 2003 capital restructuring to: (i) extend the due date of the Class C notes from January 1, 2004 until January 1, 2006, (ii) increase the rate of interest payable on the Class C notes from 8.0% to 12.5%,
(iii) provide for mandatory prepayments of principal of the Class C notes in amounts up to 50% of positive quarterly cash flow, (iv) limit the security interest in inventory that secures the Class C notes at $3,271,000, (v) waive the noteholders' right of approval of future financing transactions and (vi) extend the deadline by which the financing was to be completed without triggering the noteholders' right of rescission, from June 30, 2003 to July 31, 2003 (under the terms of the restructuring if the contemplated financing were not completed by July 31, 2003 the December 2002 noteholders had the right to rescind the May 7, 2003 exchange transaction). On July 31, 2003, the deadline by which the financing was to be completed without triggering the noteholders' right of rescission was extended until November 15, 2003. On August 22, 2003, the Class C notes were exchanged for Class E notes reflecting these modified terms in principal amounts equal to the principal amounts of the Class C notes exchanged. The Class E notes were repaid in full with a portion of the proceeds from the first closing of the equity financing.

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

The Company recognized the $2,000,000 fair value of the preferred stock issued with the Class E notes, which was recorded as a discount to the notes, with the offset as an increase in preferred stock. The discount was to be amortized over the term of the notes to non-cash interest expense, such that the full amount of the discount was to be amortized by the earlier of the maturity date of the notes or early retirement of the notes. The net impact on stockholders' equity was to be zero when the net loss, including the amortization of the discount, was fully reflected in the accumulated deficit. Accordingly, the notes were originally recorded at net value of zero (after the $2,000,000 discount). On September 3, 2003 the notes were fully retired in advance of their January 1, 2006 maturity date in order to expand the collateral available to the holders of the September Secured Bridge Notes while the Company obtained stockholder approval to complete the Equity Financing. (See Notes 6b and 14) In the year ended December 31, 2003, $2,000,000 was recognized in non-cash interest expense pertaining to this amortization of the discount.

(v) On May 28, 2003, the Company and the May 2003 noteholders amended certain of the terms of the May 7, 2003 interim financing to: (i) add a requirement that 100% of the Class D notes be redeemed into common stock in the contemplated financing at the same price per share and on the same terms as the new investors if the Company raises $6,000,000 or more in gross proceeds and (ii) extend the deadline for completion of the contemplated financing without triggering the right of the May 2003 noteholders to declare the Class D notes due and payable to July 31, 2003. On July 31, 2003, this date was further extended to November 15, 2003. On August 21, 2003, this deadline was extended to the business day following any date after November 15, 2003, which the Company and the Investors in the Equity Financing agree to as the second closing date. At the second closing of the Equity Financing on November 25, 2003, the $1,200,000 in Class D notes and accrued interest in the amount of $48,233 were converted into 499,294 shares of common stock at $2.50 per share. (See Note 14)

The Company recognized a $240,000 discount to the Class D Notes for the fair value of the preferred stock, which was recorded as a discount to the notes, with a corresponding increase in preferred stock. The discount was to be amortized over the term of the notes to non-cash interest expense, such that the full amount of the discount was amortized by the earlier of the maturity date of the Class D notes or by the month the Class D notes were converted into equity. The net impact on stockholders' equity/(deficit) was zero when the net loss, including amortization of the discount, was fully reflected in accumulated deficit. In the year ended December 31, 2003, the Company recognized $240,000 in non-cash interest expense pertaining to amortization of the discount.

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

In connection with the interim financing, the Company incurred $51,000 in related legal fees. These costs were capitalized as deferred financing costs and were amortized to interest expense over the life of the Class D notes, such that the full amount of costs were amortized by the earlier of the maturity date of the Class D notes or by the period the Class D notes were converted into equity. In the year ended December 31, 2003, the Company recognized $51,000 in interest expense pertaining to this amortization of the deferred financing costs, and, accordingly, the balance of the deferred financing costs were zero as of December 31, 2003.

(c) Common Stock

The figures below are adjusted to give effect to the 1:25 reverse split effective June 17, 2004 for the number of shares of common stock, price per share, options and warrants.

In February 2002, the Company issued 200,000 shares of its Common Stock, $0.001 par value per share, at a price of $50.00 per share in a private placement financing in connection with the Diomed Merger, resulting in proceeds net of offering costs of $7,900,000.

After the Migratory Merger on May 13, 2002 in which the Company reincorporated from Nevada to Delaware (See Note 12), the Company had authorized 80,000,000 shares of Common Stock, $0.001 par value, of which 568,000 shares are outstanding (excluding securities which may be converted into or exercisable for Common Stock), having been automatically issued to the holders of the Common Stock issued by Diomed Holdings Nevada by virtue of the Migratory Merger.

Under the Merger agreement, the Company was obligated to use its best efforts to file a registration statement with the Securities Exchange Commission to register for resale common shares that it issued in the private placement offering and common shares that it issued to former stockholders, and to cause the registration statement to be declared effective. In the event that the Company failed to file or cause the registration statement to be declared effective within 240 days of completing the Merger or remain effective through the first anniversary of the Merger, the Company was required to issue additional shares of its common stock, up to a maximum of 4% of the shares held by each of the February 2002 private placement investors. On October 24, 2002, the Company received approval of its registration statement by the Securities and Exchange Commission and accordingly issued the February 2002 private placement investors an additional aggregate of 2,000 shares of Common Stock.

On December 31, 2002, according to the Class A Convertible Preferred Stock Certificate of Designation, monthly conversions of the Company's Class A Stock began converting into Common Stock at the rate of 5% of the initial shares of the Class A Stock or 773,087 shares, and were to continue to occur on the last day of each month during the period from January 2003 through January 2004. The remaining 4,638,531 shares of Class A Stock were to convert in February 2004.

As of December 31, 2002, the Company had authorized 80,000,000 shares of Common Stock, $0.001 par value, of which 15,023,087 (600,923 after giving effect to the 1:25 reverse split implemented June 17, 2004) shares were outstanding.

Because the board of directors determined that the effect of the incremental conversion of Class A Stock into common stock would impair the Company's ability to procure additional equity investments, pursuant to its discretion under the terms of the Class A Stock, the board determined to cause the remaining outstanding shares of Class A Stock to convert into common stock on March 31, 2003.

                              DIOMED HOLDINGS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                DECEMBER 31, 2004

As of March 31, 2003, the Company had 1,188,470 shares of common stock outstanding and zero shares of Class A Stock outstanding.

On May 7, 2003, the Company issued Class C Preferred Stock to the holders of the notes and warrants it had issued in December 2002 in exchange for certain modifications to those notes and warrants including the redelivery of the warrants to the Company for cancellation. These shares of Class C Preferred Stock were convertible into 1,084,690 shares of common stock upon satisfaction of certain conditions. The modifications to the notes included eliminating the convertibility feature of the notes and eliminating the noteholders' right to approve a future financing transaction.

On May 7, 2003, the Company also issued $1,200,000 in Class D notes to Gibralt U.S., Inc. (an affiliate of a director, Samuel Belzberg, to which the Company issued $1,100,000 principal amount notes) and to two directors (James A. Wylie, Jr. and Peter Norris, to each of whom the Company issued $50,000 principal amount of notes). The Company issued these notes in exchange for loan commitments made by these noteholders. The Company also issued to these noteholders Class D Preferred Stock as a prepaid discount to recognize that the loan commitments were expected to be converted into equity in a future equity financing transaction that the Company then contemplated, and to reflect the risk that the equity financing transaction might not occur. These shares of Class D Stock were convertible into a total of 120,863 shares of common stock upon satisfaction of certain conditions. The notes were convertible into the securities to be issued in the contemplated equity financing on the same terms as applied to the other investors in the equity financing.

On August 22, 2003, the Company exchanged the Class C Preferred Stock for an equal number of shares of Class E Preferred Stock, and exchanged the Class D Preferred Stock for an equal number of shares of Class F Preferred Stock. The Company exchanged these shares of preferred stock in accordance with the stipulation of settlement it entered into to settle the Augenbaum class action lawsuit that was filed in late July 2003. That lawsuit claimed, among other things, that the Class C Preferred Stock and Class D Preferred Stock was not permitted to be, by its terms, convertible into common stock. Accordingly, although the Company denied the allegations in the lawsuit, to reach a settlement amicably, the Company created the Class E and Class F Preferred Stock and performed the preferred stock exchange. The Class E and F Preferred Stock is not by its terms convertible into common stock. However, by a separate agreement between the Company and the holders of the Class E and F Preferred Stock, upon the satisfaction of certain conditions, the Company would issue 1,084,690 shares of common stock in exchange for the Class E Preferred Stock and would issue 120,863 shares of common stock in exchange for the Class F Preferred Stock.

On September 2, 2003, the Company entered into definitive agreements for an equity financing. Pursuant to these agreements, on September 3, 2003, the investors in the equity financing funded $6,500,000 in the form of secured bridge loans. The $1,200,000 principal amount of Class D notes the Company issued in May 2003 converted into common stock at the final closing of the equity financing on November 25, 2003. The secured bridge notes converted into common stock at $2.00 per share at the final closing, the investors purchased $15,500,000 of common stock for $2.50 per share and the $1,200,000 in Class D notes and accrued interest on these notes were purchased for common stock for $2.50 per share.

On September 3, 2003, in connection with the equity financing, the Company issued securities to pay the fees of the placement agent that it had engaged in April 2003 to assist in obtaining the financing that was needed. In lieu of paying this fee in cash, the Company issued to the placement agent $495,000 in secured bridge notes plus warrants to purchase up to 1,635,163 shares of common stock. Of these warrants, 701,663 warrants have an exercise price of $0.025 per share, 247,500 warrants have an exercise price of $2.00 per share and 686,000 warrants have an exercise price of $2.50 per share. These warrants are exercisable for five years.

On November 25, 2003, the Company held the final closing of its equity financing, pursuant to which the Company issued a total of 10,262,081 shares of common stock to the investors in the equity financing. (See Note 14) In connection with the final closing of the equity financing, the Company also exchanged all outstanding Class E Preferred Stock for a total of 1,084,690 shares of common stock and exchanged all outstanding Class F Preferred Stock for a total of 120,863 shares of common stock, as provided by the August 2003 exchange agreement.

                              DIOMED HOLDINGS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                DECEMBER 31, 2004

Additionally, the Company issued 20,000 shares of common stock to Verus Support Services, Inc. in connection with an agreement entered into on September 30, 2003 to issue these shares in lieu of accrued cash payments due under the December 2001 agreement with Verus.

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

On December 3, 2003 and December 8, 2003, a total of 440,403 of the September 3, 2003 warrants with an exercise price of $0.025 per share were exercised, for which the Company issued a total of 439,108 shares of common stock. Because the warrant holders used the cashless exercise feature of the warrants, they did not have to pay the exercise price in cash and the Company issued fewer than the total number of warrants exercised.

On December 18, 2003, in connection with the equity financing, the Company issued an additional 13,903 shares of common stock to those investors who paid cash for their shares at the final closing of the equity financing, as they were entitled to either receive the interest that was earned on their funds while held in escrow or to receive shares in lieu of this interest, as determined by the placement agent. At the placement agent's election, the Company received approximately $35,000 in interest from the escrow agent on December 18, 2003, and then issued the additional shares to the investors at a price of $2.50 per share.

On November 25, 2003, the number of authorized shares of Common Stock were increased from 80,000,000 to 500,000,000, $0.001 par value, in order to enable the issuance of shares in connection with the equity financing.

As of December 31, 2003, the Company had authorized 500,000,000 shares of common stock, $0.001 par value, of which 13,129,113 (giving effect to the 1:25 reverse split effective June 17, 2004) shares were outstanding. The number of authorized shares of common stock was later reduced to 50,000,000 in connection with the 1:25 reverse split effective June 17, 2004.

On April 20, 2004, the Company completed its offering to those persons who held shares of its common stock as of August 29, 2003, raising the approximate $3.0 million maximum in additional equity financing. The targeted offering, for 1,188,470 shares of the Company's common stock at $2.50 per share (after giving effect to the 1:25 reverse split effective June 17, 2004), allowed stockholders to purchase one share of the Company's common stock for each share of common stock held on August 29, 2003. The targeted offering also included an "over-subscription right" which allowed stockholders to purchase additional shares to the extent the "basic rights" were not fully subscribed. The Company filed a registration statement to register the shares to be offered to the stockholders as of August 29, 2003 (the "targeted offering"). The SEC declared that registration statement effective on February 13, 2004.

On October 25, 2004, the Company completed the private placement equity and debt financing entered into on September 28, 2004 as discussed in Note 16, resulting in net proceeds of approximately $9.8 million. In connection with this financing, the Company issued 2,362,420 shares of common stock and $7,000,000 in convertible debt, along with warrants to purchase up to 3,013,671 shares of common stock at an exercise price of $2.10. During 2004, holders of 163,399 warrants exercised these warrants, at an exercise price of $2.10 per share. Accordingly, the Company issued 163,399 shares of common stock to these warrant holders and received $343,138 in aggregate proceeds. Subsequent to year-end 2004, the holders of $3,288,000 principal amount of debentures elected to convert these debentures (including accrued interest of approximately $31,108) into common stock at $2.29 per share, and accordingly the Company issued 1,449,392 shares of common stock to these debenture holders. Also, subsequent to year-end 2004, the holders of 192,811 warrants exercised their warrants at an exercise price of $2.10 per share, and accordingly the Company received proceeds of $404,903.

Additionally, the warrants issued to the placement agent in the 2003 equity financing were subject to an anti-dilution adjustment for future equity investments. This adjustment was triggered on October 25, 2004 and, as such, the warrants with exercise prices of $2.00 were adjusted to $1.93 and 7,588 additional warrants were issued, and the warrants with exercise prices of $2.50 were adjusted to $2.32 and 48,145 additional warrants were issued. Pursuant to the agreement with the placement agent, on October 25, 2004 the Company also issued warrants to purchase an additional 73,539 shares of common stock, at an exercise price of $2.01 per share, because the Company agreed to pay the placement agent commissions for sales of securities within one year of the termination of the agreement with Sunrise that was made to investors who participated in the 2003 equity financing. During the year ended December 31, 2004, a total of 1,184,719 of the warrants issued to this placement agent, as adjusted for anti-dilution and commission, had been exercised and 938,123 shares were issued. Because the placement agent used the cashless exercise feature of the warrants, they did not have to pay the exercise price in cash and the Company issued fewer than the total number of warrants.

                              DIOMED HOLDINGS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                DECEMBER 31, 2004

As of December 31, 2004, the Company had authorized 50,000,000 shares of Common Stock, $0.001 par value, of which 17,781,525 shares were outstanding.

(d) Stock Options

The figures below are adjusted to give effect to the 1:25 reverse split effective June 17, 2004.

In November 1998 and May 2001, the Company's Board of Directors approved the 1998 Incentive Plan (the 1998 Plan) and the 2001 Stock Option Plan (the 2001
Plan) (collectively, the Plans), respectively, permitting the granting of stock options to employees, directors, consultants and advisors, which may be either incentive stock options or nonqualified options and stock awards. The Board had reserved 30,000 and 70,000 shares of Common Stock for issuance under the 1998 Plan and the 2001 Plan, respectively.

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

As of December 31, 2004, 619,529 options and other incentive stock awards were available for future grants under the 2003 Omnibus Plans. In addition, 27,076 options were available under the 1998 Plan and 23,732 options were available under the 2001 Plan as of December 31, 2004.

A summary of stock option activity is as follows:

                                              Range of        Number of Shares    Weighted Average
                                           Exercise Price                          Exercise Price
                                       -------------------   -----------------   -----------------
Outstanding, December 31, 2003          $8.50 - $205.75             64,132           $  72.50

     Granted                             2.00 -   11.50            174,224               7.00
     Forfeited                           8.25 -  156.00            (16,013)             47.50

Outstanding, December 31, 2004          $2.00 -  205.75            222,343              25.00

     Granted                             2.50 -    6.75            954,470               3.86
     Forfeited                           5.00 -  138.00           (100,495)             10.38
                                       -------------------   -----------------   -----------------

Outstanding, December 31, 2004          $2.00 -  205.75          1,076,318           $   8.12
                                       ===================   =================   =================

Exercisable December 31, 2003           $2.00 -  205.75            123,946           $  34.50
Exercisable December 31, 2004           $2.00 -  205.75            439,887           $  13.09
                                       ===================   =================   =================

The following table summarizes information relating to currently outstanding and exercisable options as of December 31, 2004.

                              DIOMED HOLDINGS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                DECEMBER 31, 2004

                                               OUTSTANDING                       EXERCISABLE
                                    -----------------------------------------------------------------
                                     Remaining     Weighted Average                 Weighted Average
  Exercise Price        Shares         Life*        Exercise Price      Shares       Exercise Price
$  2.00 - $ 11.50      1,036,383           9.02        $    4.94        402,720        $     5.52
  26.00 -   50.00         18,256           6.82            35.32         15,650             36.02
  56.25 -   88.50          4,531           1.55            66.40          4,369             66.78
 100.00 -  164.00         16,508           2.55           153.05         16,508            153.05
$201.25 - $205.75            640           1.15           205.75            640            205.75
                       ---------                       ---------        -------        ----------
                       1,076,318                       $    8.12        439,887        $    13.09
                       =========                       =========        =======        ==========

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the applicable period:

                                                       December 31,
                                               --------------------------
                                                  2004            2003
                                               ----------      ----------
Risk-free interest rate                        1.74-3.21%       1.74-3.37%
Expected dividend yield                               --%              --%
Expected lives                                    5 years         5 years
Expected volatility                                   75%              75%
Weighted average grant date fair
     value per share                               $3.86            $4.50
Weighted average remaining
     contractual life of options
     outstanding                               8.8 years        8.5 years


(e) Issuance of Stock Options to Consultants

In fiscal 2003, the Company granted fully exercisable options to purchase 2,565 shares of common stock at exercise prices per share in the range of $4.25 to $11.00 to two consultants in exchange for marketing services. The Company recorded the fair value of such options, based on the Black-Scholes option pricing model, as stock-based compensation expense totaling $9,011 in the statement of operations for year ended December 31, 2003.

In fiscal 2003, the Company granted options to purchase 4,000 shares of common stock at an exercise price per share of $11.50 to a service provider for legal services. The Company recorded the fair value of such options, based on the Black-Scholes option pricing model, as stock-based compensation expense totaling $13,300 in the statement of operations for year ended December 31, 2003.

On September 3, 2003, the Company acquired rights to the EVLT Patent, which relates to the technology underlying the Company's EVLT(R) product line. As part of the transaction, the Company entered into an agreement with Dr. Robert Min pursuant to which the Company granted Dr. Min options to purchase 40,000 shares of Common Stock. The Company recorded the fair value of these options in the amount of $312,078 based on the Black-Scholes option pricing model and capitalized this cost as part of the related intangible asset that will be amortized over the remaining life of the EVLT Patent. The amortization of the intangible asset is being recorded as a component of cost of goods sold. (See
Note 15)

In fiscal year 2004, the Company granted options to purchase 32,672 shares of common stock at exercise prices per share in the range of $2.02 to $6.75 in exchange for services. The Company recorded the fair value of such options based on the Black-Scholes option pricing model, as stock-based compensation expense totaling $79,449 in the statement of operations for year ended December 31, 2004.

                              DIOMED HOLDINGS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                DECEMBER 31, 2004


(f) Warrants

A summary of warrant activity for the years ended December 31, 2004 and 2003 is as follows:

                                                                                                     Weighted Average
                                                                                                        Remaining
                                             Range of            Number of      Weighted Average       Contractual
                                          Exercise Price          Shares        Exercise Price        Life (In Years)
                                         ----------------------------------------------------------------------------
Outstanding, December 31, 2002              $6.50 -  87.50         338,210         $  7.25               5.40
     Exchanged                                        6.50        (333,333)           6.50               5.50
     Granted to Placement Agent*            0.025 -   2.50       1,635,163            1.25               5.00
     Exercised by Placement Agent*                   0.025        (440,402)             --                 --
     Forfeited                                       50.00          (2,800)          50.00                 --
                                         -----------------   ---------------   ------------------   -----------------
Outstanding, December 31, 2003             $0.025 - $87.50       1,196,838         $  2.00               4.90

     Granted to Placement Agent*             1.92 -   2.35         129,272            2.18               4.82
     Granted to Other Investors**                     2.10       3,013,671            2.10               4.82
     Exercised by Placement Agent*          0.025 -   2.50      (1,184,719)           0.03                 --
     Exercised by Other Investors**                   2.10        (163,399)           2.10                 --
     Forfeited                                       50.00            (400)          50.00                 --
                                         -----------------   ---------------   ------------------   -----------------
Outstanding, December 31, 2004             $0.025 - $87.50       2,991,263         $  2.18               4.82
                                         =================   ===============   ==================   =================
Exercisable December 31, 2003              $0.025 - $87.50       1,196,838         $  2.00               4.90
                                         =================   ===============   ==================   =================
Exercisable December 31, 2004              $0.025 - $87.50       2,991,263         $  2.18               4.82
                                         =================   ===============   ==================   =================

      *  See Note 3B.
      ** See Note 3C.

9) VALUATION AND QUALIFYING ACCOUNTS

A summary of the allowance for doubtful accounts is as follows:

                                              December 31,
                                         ------------------------
                                           2004           2003
                                         ---------      ---------
Allowance for doubtful accounts:
Balance, beginning of period             $ 209,167      $ 308,145

Provision for doubtful accounts             48,652         44,890
Write-offs                                 (34,714)      (143,868)
                                         ---------      ---------
Balance, end of period                   $ 223,105      $ 209,167
                                         =========      =========

10) SEGMENT REPORTING

The Company follows SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas.

                              DIOMED HOLDINGS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                DECEMBER 31, 2004

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

This table presents revenues by reportable segment:

                                              December 31,
                                      --------------------------
                                          2004           2003
                                      -----------    -----------
Laser systems                         $ 7,838,768    $ 5,726,225
Fibers, accessories and service         5,545,732      3,472,367
                                      -----------    -----------
Total                                 $13,384,500    $ 9,198,592
                                      ===========    ===========


The following table represents percentage of revenues by geographic destination:

                                         December 31,
                                        ---------------
                                        2004       2003
                                        ----       ----
North America                             66%        63%
Asia/Pacific                              21%        20%
Europe                                    11%        15%
Other                                      2%         2%
                                         ---        ---
Total                                    100%       100%
                                         ===        ===



The following table represents long-lived assets by geographic location:

                                            December 31,
                                      -------------------------
                                        2004           2003
                                      ----------     ----------
North America                         $5,769,521     $5,300,029
Europe                                   510,459        603,708
                                      ----------     ----------
Total                                 $6,279,980     $5,903,737
                                      ==========     ==========

                              DIOMED HOLDINGS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                DECEMBER 31, 2004

11) OTHER COMMITTMENTS

(a) Leases

The Company leases certain equipment and office facilities under noncancelable operating and capital leases that expire at various dates through 2014. The Company's building lease at its subsidiary in the United Kingdom is a 25-year lease through 2024. However, the Company has an option, at its election, to terminate the lease agreement after 15 years in 2014 and again in 5 more years in 2019. If the Company chooses not to exercise these options, the lease agreement continues for the remaining years through 2024. The Company has elected to sublease a portion of the UK Facility. Subsequent to year-end, the Company renewed the U.S. headquarters lease and expanded the leased space through February 2008. Total rent expense under these operating lease agreements for the years ended December 31, 2004 and 2003 net of sublease income was $524,160, and $476,585, respectively.

Future minimum payments required under these operating leases at December 31, 2004 are as follows:

                                             Operating
                                              Leases
                                           -------------
2005                                       $    589,653
2006                                            579,351
2007                                            579,351
2008                                            579,351
2009                                            579,351
Thereafter                                    2,510,519
                                           -------------
         Total operating leases            $  5,417,576
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

(c) Employment Agreement with Certain Officers

Effective December 28, 2003, the Company entered into an employment agreement with James A. Wylie, Jr. the Company's chief executive officer. This agreement supercedes the Company's January 10, 2003 employment agreement with Mr. Wylie, and extends his employment by one year from December 31, 2004 until December 31, 2005. The December 28, 2003 employment agreement provides for an annual base salary of $330,000 (commencing January 1, 2004), an award of options to purchase up to 108,000 shares of common stock and certain bonus compensation. Effective February 15, 2005, the terms of Mr. Wylie's employment agreement were modified by (i) extending the term of employment through December 31, 2007 for an annual base salary of $355,000, (ii) providing that in the event of termination by the Company without cause or by Mr. Wylie for good reason, the Company will pay an amount equal to either his base compensation for the remainder of the term or 12 months, whichever is greater and (iii) clarifying that Mr. Wylie will be able to terminate his employment agreement upon not less than 90 days' notice for reasons other than good reason, in which case the Company will not be required to pay severance.

David Swank became a director in March 2003 and served on the Audit Committee of the Company's Board of Directors from that time until September 1, 2003, when the Company appointed Mr. Swank as chief financial officer, on a consulting basis. The Company's agreement with Mr. Swank provided for six month renewable terms, commencing September 3, 2003. Mr. Swank's current monthly base compensation is $16,700. Effective February 15, 2005, the Company amended its agreement with Mr. Swank by (i) extending the term of employment through December 31, 2005, and (ii) providing Mr. Swank with severance pay in the event of termination without cause, equal to the lesser of Mr. Swank's compensation for the 12 months or for the balance of the then-current term of his agreement, subject to compliance with certain non-competition and non-solicitation obligations.

                              DIOMED HOLDINGS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                DECEMBER 31, 2004

Kevin Stearn became general manager of Diomed, Ltd., the Company's wholly-owned subsidiary in the U.K., in February 2000. Mr. Stearn's current annual base salary is BPS 96,000. Effective February 15, 2004, the Company amended the terms of Mr. Stearn's employment by providing Mr. Stearn with severance pay in the event of termination without cause, equal to 12 months base salary, subject to compliance with certain non-competition and non-solicitation obligations.

John Welch became vice president, North American marketing, in October 2002. Mr. Welch's current annual base salary is $175,000. Effective February 15, 2004, the Company amended the terms of Mr. Welch's employment by providing Mr. Welch with severance pay in the event of termination without cause, equal to 12 months base salary, subject to compliance with certain non-competition and non-solicitation obligations.

Christopher Geberth became vice president, finance in April 2004. Mr. Geberth's current annual base salary is $125,000. Effective February 15, 2004, the Company amended the terms of Mr. Geberth's employment by providing Mr. Geberth with severance pay in the event of termination without cause, equal to 12 months base salary, subject to compliance with certain non-competition and non-solicitation obligations.

Cary Paulette became vice president, North American sales, in December 2004. Mr. Paulette's current annual base salary is $175,000. Effective February 15, 2004, the Company amended the terms of Mr. Paulette's employment by providing Mr. Paulette with severance pay in the event of termination without cause, equal to 12 months base salary, subject to compliance with certain non-competition and non-solicitation obligations.

(d) Other

During 2004, the Company filed lawsuits in the United States Federal District Court for the District of Massachusetts against four competitors seeking injunctive relief and damages for infringement of the Company's U.S. Patent Number 6,398,777 covering the endovascular laser treatment of varicose veins which the Company uses in its EVLT(R) product line. If the Company's EVLT(R) patent is judicially determined to be invalid, the Company will not prevail in the infringement actions and will not be able to exclude third parties from using the Company's EVLT(R) technology. As a result, the EVLT(R) patent may be determined to be impaired and the Company's EVLT(R) revenue stream may be adversely affected.

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

Concurrently with the merger, the Company issued 200,000 shares of Common Stock in a private placement offering at a price of $50.00 per share (amounts adjusted to reflect the 1:25 reverse split effective June 17, 2004), resulting in gross proceeds to the Company of $10,000,000 from the private offering. The common stock issued in this private offering were not subject to refund, redemption or rescission and, accordingly, were included as a component of stockholders' equity, net of applicable costs. The Company registered the shares of Common Stock issued in the private offering with the SEC in a registration statement that the SEC declared effective on October 24, 2002.

After the merger, the board of directors of the Company determined that it was in the best interests of the Company and its stockholders for the Company to change its state of incorporation from Nevada to Delaware. On May 13, 2002, after obtaining stockholder approval, the reincorporation was effected by a migratory merger, and the Company is now a Delaware corporation.

The Merger was accounted for as a recapitalization. Costs of approximately $2,100,000 related to the issuance of the Company's shares in the private placement financing and to its preparation and negotiation of the documentation for the Merger were paid by the Company. These costs were offset against paid-in-capital within stockholders equity in the year ended December 31, 2002.

                              DIOMED HOLDINGS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                DECEMBER 31, 2004

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

Following stockholder approval of the issuance of shares of Common Stock to be issued in exchange for the Class E Preferred Stock and Class F Preferred Stock, the Company had the right to purchase from the holders of the Class E Preferred Stock, and the holders of the Class E Preferred Stock were obligated to sell, all 20 shares of Class E Preferred Stock in exchange for 1,084,690 shares of Common Stock, and the Company had the right to purchase from the holders of the Class F Preferred Stock, and the holders of the Class F Preferred Stock were obligated to sell, all 24 shares of Class F Preferred Stock in exchange for 120,863 shares of Common Stock. Upon a sale, lease, exchange or other disposition of all or substantially all of the Company's assets, the holders of the Class E Preferred Stock and Class F Preferred Stock had the right to tender all shares of their preferred stock in exchange for the corresponding numbers of shares of Common Stock noted above.

Shares of Class E Preferred Stock and Class F Preferred Stock were preferred in liquidation to the extent that before any distribution was made to the holders of Common Stock, there must be a distribution to the holders of the Class E Preferred Stock in the amount of $108,469 per share of Class E Preferred Stock and a distribution to the holders of the Class F Preferred Stock in the amount of $10,072 per share of Class F Preferred Stock. The holders of Common Stock share pro rata in the remainder of the net liquidation proceeds. On November 25, 2003, in connection with the final closing of the equity financing discussed in
Note 14, the Company exchanged all outstanding Class E Preferred Stock for a total of 1,084,690 shares of common stock and exchanged all outstanding Class F Preferred Stock for a total of 120,863 shares of common stock, as provided by the August 2003 exchange agreement.

(14) PRIVATE PLACEMENT EQUITY FINANCING ENTERED INTO SEPTEMBER 2, 2003

On September 2, 2003, the Company entered into a private placement equity financing transaction with accredited investors who agreed to purchase common stock for an aggregate purchase price of $23,200,000. The terms of this transaction provided that the equity financing would occur at two closings. The first closing occurred on September 3, 2003. At that time, the investors funded $6,500,000 in cash to the Company in exchange for $6,500,000 principal amount of secured convertible bridge notes. At the second closing on November 25, 2003, the $6,500,000 principal amount of notes was converted into a total of 3,250,000 shares of common stock at a conversion price of $2.00 per share and the investors invested the remaining $16,700,000 of the equity financing in exchange for common stock at a purchase price of $2.50 per share.

The investors who participated in the first closing of the equity financing included the four holders of the Company's $2,000,000 principal amount of Class E Secured Notes due 2006, which the Company issued in connection with a bridge financing transaction in December 2002. At the first closing, these noteholders invested an aggregate of $2,000,000. These noteholders were (i) Gibralt U.S., Inc., an affiliate of one of the Company's former directors, Samuel Belzberg, which held $1,500,000 of the Class E Notes and purchased $1,500,000 of the secured bridge notes, (ii) Morris Belzberg, a cousin of Samuel Belzberg, who held $300,000 of the Class E Notes and purchased $300,000 of the secured bridge notes, (iii) Charles Diamond, who held $100,000 of the Class E Notes and purchased $100,000 of the secured bridge notes and (iv) Steven Schraiberg, who held $100,000 of the Class E Notes and purchased $100,000 of the secured bridge notes. At the time of the first closing, the Company repaid all of the Class E Notes.

Of the $16,700,000 invested at the second closing of the equity financing, $15,500,000 was paid by the investors in cash. The Company also converted the Class D Secured Notes due 2004, which were issued in connection with a bridge financing transaction in May 2003, for the remaining $1,200,000 of common stock. The holders of the Class D Notes were, at the time of the May 2003 bridge financing, directors, or affiliates of directors. These three Class D holders are Gibralt U.S., Inc., which is an affiliate of Samuel Belzberg (the holder of $1,100,000 in principal amount of Class D Notes); James A. Wylie, Jr. (the holder of $50,000 in principal amount of Class D Notes); and Peter Norris (the holder of $50,000 principal amount of Class D Notes). The Company issued a total of 10,259,921 shares of common stock to the 119 investors (including the placement agent and the holders of the Class D Notes) on November 25, 2003 at the final closing of the equity financing, including 499,294 shares that were issued on conversion of the Class D Notes.

In connection with the Equity Financing, the Company issued warrants to purchase up to 1,635,163 shares of Common Stock to its placement agent, including 701,663 warrants at an exercise price of $0.025, 247,500 warrants at an exercise price of $2.00 and 686,000 warrants at an exercise price of $2.50. The warrants issued to the placement agent are exercisable for five years beginning upon approval by stockholders of the Equity Financing at the annual meeting. The placement agent also participated as an investor in the Equity Financing by reinvesting $495,000 of its fee in exchange for Secured Bridge Notes convertible into 247,500 shares of Common Stock. The original agreement with the placement agent provided that the Company pay the placement agent a cash fee equal to 10% of the funds it raised in a financing and issue to the placement agent warrants to purchase shares of Common Stock equal to 10% of the aggregate number of shares of Common Stock that were purchased by the Investors in the Equity Financing.

As of September 3, 2003, the agreement with the placement agent had been amended to raise the maximum amount of the financing approved by the board of directors to $23,200,000 and to provide for the deposit of all of the Investors' funds into an escrow pending the second closing. The Company further agreed that it would pay the cash portion of the fee due to the placement agent in connection with the Equity Financing in securities rather than in cash. The placement agent agreed to reinvest its financing fee, and the parties agreed that they would calculate the financing fee on the total amount invested in the Company, exclusive of amounts to be invested by the holders of the Class D notes and the Class E notes, but inclusive of the amount the placement agent reinvested.

As of December 31, 2003, the Company incurred approximately $3,650,000 in placement agent, legal and other fees in connection with the Equity Financing, including $1,798,579 in non-cash charges and $1,851,000 in cash-based fees. In connection with the first closing, the Company incurred $651,923 in placement agent and legal fees, including the fee due to be paid in cash to the placement agent in the amount of $495,000 that the placement agent invested in the Secured Bridge Notes. These costs were capitalized as deferred financing costs and were being amortized to general interest expense over the life of the notes, such that the full amount of costs was amortized by the earlier of the maturity date of the notes or by the month the notes were converted into equity. In the year ended December 31, 2003, the Company recognized $651,923 in general interest expense pertaining to this amortization of the deferred financing costs, and accordingly, the balance of the deferred financing costs were zero as of December 31, 2003.

In connection with the first closing, the Company recognized an additional placement agent fee, in the amount of $1,798,579, for 247,500 warrants issued to a placement agent. The warrant fee was recorded as a deferred financing cost upon favorable stockholder approval of the Equity Financing on November 25, 2003, and was fully amortized to general interest expense in the period in which the Secured Bridge Notes converted to equity, with a corresponding increase in additional paid in capital. The net impact on stockholders' equity was zero when the net loss, including the deferred financing cost, was fully reflected in the accumulated deficit.

In connection with the second closing, the Company incurred approximately $1,200,000 in legal and other fees through December 31, 2003. These costs were capitalized as deferred offering costs and were recorded as an offset against additional paid in capital in stockholders equity upon completion of the second closing of the Equity Financing.

                              DIOMED HOLDINGS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                DECEMBER 31, 2004

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

(15) ACQUISITION OF EXCLUSIVE EVLT(R) TECHNOLOGY

On September 3, 2003, the Company acquired exclusive rights to U.S. Patent No. 6,398,777 and related foreign patents and patent applications for endovenous laser treatment of varicose veins. These patents relate to the technology underlying the Company's EVLT(R) procedure. This acquisition resulted from two transactions.

In the first transaction, the Company purchased the interest in the EVLT(R) patent owned by one of its five named inventors, Dr. Robert J. Min. This transaction was completed under a purchase agreement between the Company and Dr. Min entered into on July 23, 2003, after the satisfaction of the conditions precedent to the closing of the purchase agreement. On September 3, 2003, the Company paid the purchase price of $500,000 in cash and issued options to purchase 40,000 (adjusted to give effect to the 1:25 reverse split effective June 17, 2004) shares of common stock in exchange for Dr. Min's assignment to the Company of his interest in the EVLT(R) patent. The Company also agreed to pay to Dr. Min variable payments based on the Company's future sales of EVLT(R) products. Dr. Min had previously licensed the EVLT(R) patent to the Company and had served as a consultant to Diomed. Dr. Min is expected to continue to act as a consultant to Diomed under a consulting agreement.

In the second transaction, the Company licensed, on an exclusive basis, the EVLT(R) patent from Endolaser Associates, LLC, the assignee of interest in the EVLT(R) patent from the other four named inventors. This transaction was completed under a license agreement between the Company and Endolaser Associates entered into on July 11, 2003, after the satisfaction of the conditions precedent to the taking effect of the license agreement. On September 3, 2003, the Company paid Endolaser Associates $1,500,000 in cash in exchange for the exclusive license granted by Endolaser Associates. The Company is to make additional payments totaling $2,500,000 in 10 quarterly installments of $250,000 each, commencing in the fourth quarter of 2003, and accordingly the Company recorded a liability in the amount of $2,500,000 net of a $254,000 discount to reflect imputed interest based on an interest rate of 8%. The discount is being amortized to general interest expense over the period of the technology payable. On December 1, 2003, subsequent to completion of the equity financing, the Company paid Endolaser Associates the first quarterly installment of $250,000. The Company also made four quarterly installment payments during the year ended December 31, 2004, and continued to amortize the discount to interest expense. Accordingly, at December 31, 2004, the balance remaining was $1,178,000 net of debt discount. The Company agreed with Endolaser Associates to pay variable royalties based on sales of EVLT(R) products.

In 2003, the Company recorded an intangible technology asset in the amount of $4,702,000 to record the acquisition of the EVLT Patent. The intangible asset is being amortized over the remaining 16-year life of the EVLT Patent.

(16) PRIVATE PLACEMENT EQUITY AND DEBT FINANCING ENTERED INTO SEPTEMBER 28, 2004

On September 28, 2004, the Company entered into definitive agreements for the sale and issuance of convertible debentures, common stock and warrants to purchase common stock to certain accredited investors in a private placement financing transaction. On October 25, 2004, after receiving approval to list the shares from the AMEX, the Company completed this transaction, and received net proceeds of approximately $9.8 million before related legal and registration expenses of approximately $300,000. The Company will use the proceeds for general working capital purposes.

The following summarizes the principal terms of the transaction:

                              DIOMED HOLDINGS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                DECEMBER 31, 2004

Variable Rate Convertible Debentures

The Company issued an aggregate of $7,000,000 principal amount of convertible debentures at par. The convertible debentures bear interest (payable quarterly in arrears on March 31, June 30, September 30 and December 31) at a variable rate of 400 basis points over six-month LIBOR and mature four years from the date of issuance.

The debentures are convertible at any time at the option of the holder into the Company's common stock at a conversion price of $2.29 per share, which was 120% of the $1.91 per share closing price of the common stock on the AMEX on the trading day prior to the date that the Company and the investors signed the definitive purchase agreements The conversion price is subject to certain adjustments, with a minimum conversion price of $2.20 per share, unless the Company obtains stockholder approval to reduce the conversion price below $2.20.

Subject to certain conditions, the debentures will also be convertible at the Company's option at any time after the first anniversary of the issuance date if the closing price of the Company's common stock equals or exceeds 175% of the conversion price for at least 20 consecutive trading days. Also subject to certain conditions, upon maturity, the Company may cause the holders to convert the entire principal amount of debentures outstanding into shares of common stock at a price per share equal to the lesser of the stated conversion price and 90% of the volume weighted average trading price of its common stock for the 20 days prior to the maturity date.

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

Subsequent to year-end 2004, the holders of $3,288,000 principal amount of debentures elected to convert that amount of debentures (including accrued interest of approximately $31,108) into common stock at $2.29 per share. Accordingly, the Company issued 1,449,392 shares of common stock to these debenture holders.

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

Warrants to Purchase Common Stock

In connection with the October 2004 private placement, the Company issued warrants to purchase up to 1,832,461 shares of common stock to the investors who purchased convertible debentures and warrants to purchase up to 1,181,210 additional shares of common stock to the investors who purchased common stock. The warrants are exercisable for five years from the date of issuance at an exercise price of $2.10 per share, which is 110% of the $1.91 per share closing price of the common stock on the AMEX on the trading day prior to the date that the Company and the investors signed the definitive purchase agreements. The exercise price is subject to certain adjustments, including future sales of securities below the exercise price, with a minimum exercise price of $1.91 per share, unless the Company obtains stockholder approval to reduce the exercise price below $1.91.

During 2004, holders of 163,399 warrants exercised these warrants, at an exercise price of $2.10 per share. Accordingly, the Company issued 163,399 shares of common stock to these warrant holders and received $343,138 in aggregate proceeds.

Subsequent to year-end 2004, the holders of 192,811 warrants exercised these warrants, at an exercise price of $2.29 per share. Accordingly, the Company issued 192,811 shares of common stock to these warrant holders and received $404,903 in aggregate proceeds.

The Company recognized the $2,261,399 fair value of the warrants and the beneficial conversion feature related to the immediate convertibility of the notes to equity, as a discount to the notes, with a corresponding increase in additional paid-in capital. The value ascribed to the warrants was approximately $1,711,399 using the Black-Scholes option pricing model and the value ascribed to the beneficial conversion feature of the notes was $550,000. The discount is being amortized over the term of the notes to non-cash interest expense such that the full amount of the discount will be amortized by the earlier of the maturity date of the notes or the conversion of the notes to equity. The net impact to stockholders' equity will be zero when the net loss, including the amortization of the discount, is fully reflected in accumulated deficit. Accordingly, the notes were recorded at $4,738,601, net of the debt discount of $2,261,399. For the year ended December 31, 2004, $78,248 was recognized in non-cash interest expense pertaining to this discount.

                              DIOMED HOLDINGS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                DECEMBER 31, 2004

In connection with the financing, the Company incurred approximately $1,100,000 in commissions, legal, accounting and registration fees. These costs were allocated between the debt and equity components of the transaction. Accordingly, $730,000 allocated to the debt portion was capitalized and is being amortized to interest expense over the life of the notes, such that the full amount of the costs will be amortized by the earlier of the maturity date of the notes, or by the month the notes are converted to equity. For the year ended December 31, 2004, $30,000 was recognized in interest expense pertaining to these costs. Additionally, $300,000 was allocated to the equity component and offset in equity against the proceeds received from the financing.

Registration of Common Stock

The Company agreed to undertake registration with the Commission of the common stock and common stock underlying the convertible debentures and warrants. The Company filed the registration statement on November 24, 2004, and the Commission declared this registration statement effective on December 6, 2004.