Form 10QSB
period 2005-03-31
DIOMED HOLDINGS INC
filed 2005-05-13
CIK 1074874

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

          [X] QUARTERLY REPORT PURSUANT -TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

AS OF MAY 12, 2005, THERE WERE 19,423,728 SHARES OF COMMON STOCK, PAR VALUE $0.001, OUTSTANDING.

                     DIOMED HOLDINGS, INC. AND SUBSIDIARIES

                         QUARTERLY REPORT ON FORM 10-QSB
                    FOR THE THREE MONTHS ENDED MARCH 31, 2005

                                TABLE OF CONTENTS

                                                                           Page
Item Number                                                               Number
-----------                                                               ------

             Part I - Financial Information

     1       Condensed Consolidated Balance Sheets -                        F-1
             March 31, 2005 (Unaudited) and December 31, 2004

             Unaudited Condensed Consolidated Statements of Operations -    F-2
             Three Months Ended March 31, 2005 and 2004

             Unaudited Consolidated Statements of Cash Flows -              F-3
             Three Months Ended March 30, 2005 and 2004

             Notes to Consolidated Financial Statements                     F-4

     2       Management's Discussion and Analysis of Operations              1

     3       Controls and Procedures                                         6

             Part II - Other Information                                     6

     1       Legal Proceedings                                               6

     6       Exhibits and Reports on Form 8-K                                8

             Signatures                                                      9

Diomed Holdings, Inc.
Condensed Consolidated Balance Sheets
As of March 31, 2005 (unaudited) and December 31, 2004

Assets                                                          March 31, 2005     December 31, 2004
                                                                --------------     -----------------
Current assets:
        Cash and cash equivalents                                 $11,562,156         $14,436,053
        Accounts receivable, net                                    2,380,844           2,074,393
        Inventories                                                 2,360,325           2,204,385
        Prepaid expenses and other current assets                     556,892             348,586
                                                                  -------------------------------

                Total current assets                               16,860,217          19,063,417

Property, plant and equipment, net                                    849,736             901,569
Intangible assets, net                                              4,359,551           4,482,091
Other assets                                                          533,836             896,320
                                                                  -------------------------------

Total assets                                                      $22,603,340         $25,343,397
                                                                  ===============================
Liabilities and stockholders' equity
Current liabilities:
        Accounts payable                                          $ 2,267,716         $ 2,092,562
        Accrued expenses and other                                  1,781,199           1,894,908
        Deferred revenue                                              154,159             359,749
EVLT(R) technology payable ($1,000,000 face value,
        net of $48,068 and $66,733 debt discount at
        March 31, 2005 and December 31, 2004)                         951,932             933,267
                                                                  -------------------------------

                Total current liabilities                           5,155,006           5,280,486
                                                                  -------------------------------

Deferred revenue                                                      196,454                  --
Convertible debt ($3,712,000 face value, net of
        $1,070,158 debt discount at March 31, 2005 and
        $7,000,000 face value, net of $2,183,151
        debt discount at December 31, 2004)                         2,641,842           4,816,849
EVLT(R) technology payable ($250,000 face value,
        net of $4,902 debt discount at December 31, 2004)                  --             245,098
                                                                  -------------------------------
                                                                    2,838,296           5,061,947

        Total liabilities                                           7,993,302          10,342,433
                                                                  -------------------------------
        Commitments and contingencies

Stockholders' equity                                               14,610,038          15,000,964
                                                                  -------------------------------

Total liabilities and stockholders' equity                        $22,603,340         $25,343,397
                                                                  ===============================

The accompanying notes are an integral part of these consolidated financial statements.

Diomed Holdings, Inc.
Unaudited Condensed Consolidated Statements of Operations

                                                                         Three Months Ended March 31,
                                                                          2005                   2004
                                                                     ----------------------------------
Revenues                                                             $  4,132,250          $  2,949,597

Cost of revenues                                                        2,292,961             1,944,370
                                                                     ----------------------------------

Gross profit                                                            1,839,289             1,005,227
                                                                     ----------------------------------
Operating expenses:
        Research and development                                          390,738               296,154
        Selling and marketing                                           2,307,308             1,605,962
        General and administrative                                      1,570,845             1,399,265
                                                                     ----------------------------------

                Total operating expenses                                4,268,891             3,301,381
                                                                     ----------------------------------

                Loss from operations                                   (2,429,602)           (2,296,154)
                                                                     ----------------------------------

Interest expense, non-cash                                              1,304,952                    --
Interest expense, net, cash-based                                         101,306                12,005
                                                                     ----------------------------------
                Total interest expense                                  1,406,258                12,005
                                                                     ----------------------------------

Net loss                                                             $ (3,835,860)         $ (2,308,159)
                                                                     ==================================

Basic and diluted net loss per share                                 $      (0.21)         $      (0.18)
                                                                     ==================================

Basic and diluted weighted average common shares outstanding           18,573,024            13,154,770
                                                                     ==================================

The accompanying notes are an integral part of these consolidated financial statements.

DIOMED HOLDINGS, INC.
Unaudited Consolidated Statements of Cash Flows

                                                                        Three Months Ended March 31,
                                                                         2005                  2004
                                                                    ------------          ------------
Cash flows from operating activities:
          Net loss                                                  $ (3,835,860)         $ (2,308,159)
          Adjustments to reconcile net loss
          to net cash used in operating activities:
                   Depreciation and amortization                         213,606               204,290
                   Amortization of EVLT(R) discount                       23,567                    --
                   Fair value of stock options for services               20,263                62,231
                   Non-cash interest expense                           1,304,952                    --
                   Changes in operating assets
                         and liabilities:
                         Accounts receivable                            (306,451)             (611,111)
                         Inventories                                    (155,940)             (372,124)
                         Prepaid expenses and other
                            current assets                              (208,306)             (443,312)
                         Deposits                                          8,980                    --
                         Accounts payable                                175,155               458,522
                         Accrued expenses and deferred revenue          (100,528)             (315,581)
                                                                    ----------------------------------

Net cash used in operating activities                                 (2,860,562)           (3,325,244)
                                                                    ----------------------------------

Cash Flows from investing activities:
                   Purchases of property and equipment                   (70,232)             (116,884)
                                                                    ----------------------------------

Net cash used in investing activities                                    (70,232)             (116,884)
                                                                    ----------------------------------

Cash Flows from financing activities:
                   Payments on promissory notes                               --              (936,000)
                   Payments on bank borrowings                                --              (261,676)
                   Payments on EVLT(R) purchase obligation              (250,000)             (219,391)
                   Increase in deferred offering costs                        --              (194,489)
                   Proceeds from exercise of warrants                    404,903                    --
                   Payments on capital lease obligations                 (22,318)               (5,636)
                                                                    ----------------------------------

Net cash provided by (used in) financing activities                      132,585            (1,617,192)
                                                                    ----------------------------------

Effect of exchange rate changes                                          (75,688)              (24,035)
                                                                    ----------------------------------

Net decrease in cash and cash equivalents                             (2,873,897)           (5,083,355)

Cash and cash equivalents, beginning of period                        14,436,053            13,398,075
                                                                    ----------------------------------

Cash and cash equivalents, end of period                            $ 11,562,156          $  8,314,720
                                                                    ==================================

Supplemental disclosure of cash flow information:
          Cash paid for interest                                    $     56,177          $        148
                                                                    ==================================

The accompanying notes are an integral part of these consolidated financial statements.

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)

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

(2) BASIS OF PRESENTATION

In the opinion of management, these unaudited consolidated financial statements contain all adjustments considered normal and recurring and necessary for their fair presentation. Interim results are not necessarily indicative of results to be expected for the year. These interim financial statements have been prepared in accordance with the instructions for Form 10-QSB, and therefore, do not include all information and footnotes necessary for a complete presentation of operations, financial position, and cash flows of the Company in conformity with accounting principles generally accepted in the United States. The Company filed with the Securities and Exchange Commission its 2004 annual report on Form 10-KSB on March 30, 2005, which included audited consolidated financial statements for the year ended December 31, 2004 and information and footnotes necessary for such presentation. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our annual report on Form 10-KSB for the year ended December 31, 2004.

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our Annual Report on Form 10-KSB for the year ended December 31, 2004 includes a comprehensive summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. The application of these policies has a significant impact on our reported results. In addition, the application of some of these policies depends on management's judgment, with financial reporting results relying on estimations and assumptions about the effect of matters that are inherently uncertain. For all of these policies, management cautions that future events rarely develop exactly as forecast and the best estimates routinely require adjustment.

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

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)

(b) INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out) or market. Work-in-process and finished goods consist of materials, labor and manufacturing overhead. Inventories consist of the following:

                                     March 31,          December 31,
                                      2005                 2004
                                    ----------          ----------
Raw Materials                       $ 953,489           $  838,390
Work-in-Process                       760,508              502,905
Finished Goods                        646,328              863,090
                                    ----------          ----------
                                    $2,360,325          $2,204,385
                                    ==========          ==========

(c) ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company accounts for its employee stock-based compensation plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees utilizing the intrinsic value method. Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the fair market price of the Company's stock at the date of the fixed grant over the amount an employee must pay to acquire the stock. Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation as amended by SFAS No. 148, establishes a fair value-based method of accounting for stock-based compensation plans. The Company has adopted the disclosure only alternative under SFAS No. 123, with respect to its employee stock compensation plan, which requires disclosure of the pro forma effects on net loss and loss per share as if SFAS No. 123 had been adopted as well as certain other information.

                                                         Three Months Ended March 31,
                                                        --------------------------------
                                                           2005                  2004
                                                           ----                  ----
Net loss as reported:                                   $(3,835,860)         $(2,308,159)
Deduct : total stock-based employee compensation;
         expense determined under the fair value-based
         method for all awards, net of tax                 (408,325)            (247,125)
                                                        --------------------------------

   Pro forma net loss                                   $(4,244,185)         $(2,555,284)
                                                        ================================

   Loss per share:
         Basic and diluted - as reported                $     (0.21)         $     (0.18)
                                                        ================================

         Basic and diluted - pro forma                  $     (0.23)         $     (0.19)
                                                        ================================

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

                                                 Three Months Ended March 31,
                                                ------------------------------
                                                  2005               2004
                                                -----------       -----------
   Net loss                                     $(3,835,860)      $(2,308,159)
   Foreign currency translation adjustment         (137,796)          (50,775)
                                                -----------       -----------
   Comprehensive loss                           $(3,973,656)      $(2,358,934)
                                                ===========       ===========

(e) NET LOSS PER SHARE

Net loss per share is computed based on the guidance of SFAS No. 128, Earnings per Share. SFAS No. 128 requires companies to report both basic loss per share, which is based on the weighted average number of common shares outstanding, and diluted loss per share, which is based on the weighted average number of common shares outstanding and the weighted average dilutive potential common shares outstanding using the treasury stock method. As a result of the losses incurred by the Company for the three-month periods ended March 31, 2005 and 2004, respectively, all potential common shares were antidilutive and were excluded from the diluted net loss per share calculations. The following table summarizes securities outstanding as of each of the three-month periods, which were not included in the calculation of diluted net loss per share since their inclusion would be antidilutive.
                                                Three Months Ended March 31,
                                                ----------------------------
                                                  2005               2004
                                                  ----               ----

      Common Stock Options                      1,692,347           999,590
                                                ===========================

      Common Stock Warrants                     2,798,452           887,836
                                                ===========================

      Convertible Debt                          1,620,961                --
                                                ===========================

(4) LINE OF CREDIT ARRANGEMENTS

Diomed, Ltd., the Company's United Kingdom-based subsidiary, utilizes a line of credit with Barclays Bank, limited to the lesser of (GBP)100,000 ($188,880 at March 31, 2005) or 80% of eligible accounts receivable. The credit line bears interest at a rate of 3% above Barclays base rate of 4.75% at March 31, 2005 and borrowings are due upon collection of receivables from customers. As security for the line of credit, Barclays Bank has a lien on all of the assets of Diomed Ltd., excluding certain intellectual property. As of March 31, 2005 and 2004, there were no amounts outstanding under this line of credit. As of March 31, 2005, there was approximately $188,880 available under this line.

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)

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

As of March 31, 2005, 66,766 options and other incentive stock awards were available for future grants under the 2003 Omnibus Plan. In addition, 2,542 options were available under the 2001 Plan as of March 31, 2005.

A summary of stock option activity for the 2003 Omnibus Plan, the 2001 Plan and the 1998 Plan is as follows:

                                 Range of Exercise                       Weighted Average
                                       Price         Number of Shares     Exercise Price
                                 --------------------------------------------------------
Outstanding, December 31, 2004    $2.00 - $205.75        1,076,318            $  8.25

        Granted                    4.19 -    4.30          627,871               4.20
        Forfeited                  2.19 -    8.25          (11,842)              4.79
                                 --------------------------------------------------------

Outstanding, March 31, 2005       $2.00 - $205.75        1,692,347            $  6.76
                                 ========================================================

Exercisable, March 31, 2005       $2.00 - $205.75          548,909            $ 11.35
                                 ========================================================

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)

The following table summarizes currently outstanding and exercisable options as of March 31, 2005.

                                                         OUTSTANDING                                   EXERCISABLE
                                          -------------------------------------------      -------------------------------------
                                                                     Weighted Average                            Weighted Average
    Exercise Price              Shares       Remaining Life*           Exercise Price             Shares           Exercise Price
    --------------              ------       ---------------         ----------------            ------          ----------------
     $ 2.00 - $11.50             1,652,412         9.98                    $    4.66             511,339               $   5.02
      26.00 - 50.00                 18,256         6.57                        35.32              16,016                  35.91
      56.25 - 88.50                  4,531         1.30                        69.48               4,406                  66.87
     100.00 - 164.00                16,508         2.24                       158.74              16,508                 153.05
    $201.25 - $205.75                  640         0.91                       205.75                 640                 205.75
                            --------------                           ---------------      -------------------------------------
                                 1,692,347                                 $    6.76             548,909               $  11.35
                            ==============                           ===============      =====================================

* Weighted average remaining contractual life (in years).

(b) A summary of warrant activity is as follows:

                                                                                                            Weighted Average
                                             Range of Exercise                         Weighted Average   Remaining Contractual
                                                  Price            Number of Shares     Exercise Price       Life (In Years)
                                           ----------------------------------------------------------------------------------
Outstanding, December 31, 2004              $0.025 - $87.50         2,991,263              $ 2.18                    4.80

        Exercised                            2.10                    (192,811)               2.10                      --
                                           ---------------------------------------------------------------------------------

Outstanding, March 31, 2005                 $0.025 - $87.50         2,798,452              $ 2.18                    4.48
                                           =================================================================================

Exercisable, March 31, 2005                 $0.025 - $87.50         2,798,452              $ 2.18                    4.48
                                           =================================================================================

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)

(6) SEGMENT REPORTING

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

This table presents revenues by reportable segment:

                                        Three Month Period Ended
                                              March 31,
                                       ---------------------------
                                         2005              2004
                                       ----------       ----------
 Laser systems                         $2,117,401       $1,803,514
 Fibers, accessories, and service       2,014,849        1,146,083
                                       ----------       ----------
 Total                                 $4,132,250       $2,949,597
                                       ==========       ==========

The following table represents percentage of revenues and long-lived assets by geographic destination:

                                              % of Revenue                   Long-lived Assets
                                      ---------------------------       --------------------------
                                    Three Months Ended March 31,
                                      ---------------------------      March 31,    December 31,
                                        2005              2004             2005            2004
                                      ----------       ----------       ----------      ----------
North America                                 78%              62%      $5,237,817      $5,769,521
Asia/Pacific                                  10%              25%              --              --
Europe                                        10%              10%         505,306         510,459
Other                                          2%               3%              --              --
                                      ----------       ----------       ----------      ----------
Total                                        100%             100%      $5,743,123      $6,279,980
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

This section contains forward-looking statements, which involve known and unknown risks and uncertainties. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as "may," "will," "should," "potential," "expects," "anticipates," "intends," "plans," "believes" and similar expressions. These statements are based on our current beliefs, expectations and assumptions and are subject to a number of risks and uncertainties. Our actual results could differ materially from those discussed in these statements. Our 2004 Annual Report on Form 10-KSB (the "Annual Report") contains a discussion of certain of the risks and uncertainties that affect our business. We refer you to the "Risk Factors" on pages 22 through 37 of the Annual Report for a discussion of certain risks, including those relating to our business as a medical device company without a significant operating record and with operating losses, our risks relating to the commercialization of our current and future products and applications, and risks relating to our common stock and its market value.

In view of our relatively limited operating history, we have limited experience forecasting our revenues and operating costs. Therefore, we believe that period-to-period comparisons of financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. To date, the Company has incurred substantial costs to create or acquire our products. As of March 31, 2005, we had an accumulated deficit of approximately $73 million including $17.3 million in non-cash interest expense. We may continue to incur operating losses due to spending on research and development programs, clinical trials, regulatory activities, and sales, marketing and administrative activities. This spending may not correspond with any meaningful increases in revenues in the near term, if at all. As such, these costs may result in losses until such time as the Company generates sufficient revenue to offset such costs.

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

In 2001, we pioneered the commercialization of endovenous laser treatment (EVLT(R)), an innovative minimally invasive laser procedure for the treatment of varicose veins caused by greater saphenous vein reflux. In September 2001, we were the first company to receive the CE mark of the European Economic Union for approval for endovenous laser treatment with respect to marketing EVLT(R) in Europe. In January 2002, we were the first company to receive FDA clearance for endovenous laser treatment of the greater saphenous vein. In December 2004, we were the first to receive FDA clearance to expand the application of EVLT(R) to other superficial veins in the lower extremities.

EVLT(R) was a primary source of revenue in the first quarter of 2005, and will continue to be our primary source of revenue in 2005. We believe that EVLT(R) will achieve a high level of commercial acceptance due to its relative short recovery period, immediate return to the patient's normal routine barring vigorous physical activities, reduced pain and minimal scarring, and reduced costs compared to other treatments for varicose veins. We developed our EVLT(R) product line as a complete clinical solution and marketing model, including a laser, disposable kit, clinical training and customized marketing programs, to assist office-based and hospital-based physicians in responding to the growing demand for treatment of varicose veins in a minimally invasive manner. We have also published a health insurance reimbursement guide to assist physicians in the reimbursement submission process. We believe that these products and programs, in addition to EVLT(R)'s superior clinical trial results, favorable peer reviews, and comparatively larger and longer follow-up data reports provide EVLT(R) with a competitive advantage over competing traditional and minimally invasive varicose vein treatment products.

We expect that as the number of EVLT(R) procedures increases, so will our sales of associated disposable items. We believe that the U.S. represents the single largest market for EVLT(R). We target our sales and marketing efforts at hospitals, private physician practices and clinics and focus on specialists in vascular surgery, interventional-radiology, general surgery, phlebology, interventional-cardiology, gynecology and dermatology.

We utilize a direct sales force to market our products in the United States and a network of more than 30 distributors to market our products abroad. We increased our number of sales representatives to 20 during 2004. This represents a significant investment in sales staff. Our current clinical support organization has three clinical specialists, including one training manager, who support our field sales efforts. These clinical specialists assist in physician training and post-sales support, freeing our sales representatives to focus on new sales opportunities.

We have developed and maintain a website - www.EVLT.com - to assist both patients and physicians. EVLT.com provides patients with education about treatment options and benefits of EVLT(R) and provides physicians with education about the EVLT(R) procedure. At www.EVLT.com, patients can also locate the nearest physician performing EVLT(R) by inputting their city and state.

Although we have continued to focus on the development and growth of EVLT(R) sales both domestically and internationally, we will continue to support the development and approval of new applications for PDT products and the development of enhancements to our products in order to further improve their quality, effectiveness and manufacturability. Our management team focuses on developing and marketing solutions that address serious medical problems that have significant markets. Our determinations are based upon the number of procedures that may be conducted in a market and projections of the associated revenue. Currently, EVLT(R) applications fall within this guideline, and we believe that photodynamic therapy may have the potential to do so at some time in the future. However, EVLT(R), and not PDT, is the emphasis of our current business plan.

(2) RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2004

REVENUE

Diomed delivered revenue for the three months ended March 31, 2005 of $4,132,000, increasing approximately $1,182,000, or 40%, from $2,950,000 for the same period in 2004. Revenue from the EVLT(R) product line increased 79% over the same period last year, including growth of 122% in revenue from disposable products, demonstrating the continued and growing acceptance of EVLT(R) by the medical community and patients alike.

In the three months ended March 31, 2005, approximately $2,117,000, or 51%, of our total revenue was derived from laser sales, as compared to approximately $1,804,000, or 61%, in the same period in 2004. In the three months ended March 31, 2005, approximately $2,015,000, or 49%, of our total revenues were derived from sales of disposable fibers and kits, accessories and service, as compared to approximately $1,146,000, or 39%, in the same period in 2004. We expect the proportion of revenue derived from disposables to increase as we establish a larger base of installed lasers and the number of EVLT(R) procedures performed grows.

The increase in revenue is attributable primarily to:

      - increased penetration of EVLT(R) in the market for treating varicose veins by minimally invasive means,

      - the compounding impact of the recurring revenue stream from disposable sales to both new and existing customers,

      - the impact of new sales management and development of our sales team, and

      - the impact of increased acceptance of the EVLT(R) procedure and expanded reimbursement coverage by health care insurers, including the recent establishment of reimbursement codes for EVLT(R) by the American Medical Association and the Center for Medicare and Medicaid Services, effective January 1, 2005.

COST OF REVENUE AND GROSS PROFIT

Cost of revenue for the three months ended March 31, 2005 was $2,293,000, increasing approximately $349,000, or 18%, from $1,944,000 for the same period in 2004. The increase in cost of revenue in 2005 was driven by the corresponding increase in the number of lasers and disposable products sold, offset, on a percentage of sales basis, by the leverage of fixed manufacturing costs across a greater number of units, and improved materials costs, partially offset by foreign exchange impact. Cost of revenue, as a percentage of sales, decreased from 66% to 55% on a year-to-year basis.

Gross profit for the year ended March 31, 2005 was $1,839,000, increasing approximately $834,000 from $1,005,000 from the same period in 2004. On a percent-of-sales-basis, the gross margin increased from 34% to 45%. The increase in gross profit in the first quarter of 2005 was driven by fixed cost leverage of the incremental sales volume as well as improvements in material costs. The Company believes that gross profit as a percentage of sales may reach 60%, assuming increases in sales volume that may occur after completion of the patent litigation.

OPERATING EXPENSES

RESEARCH AND DEVELOPMENT EXPENSES for the three months ended March 31, 2005 were $391,000, an increase of $95,000, or 32%, from the same period in 2004. R&D expenditures are expected to remain at this elevated level as we continue to improve the feature-function of our products and continue to reduce product costs.

SELLING AND MARKETING EXPENSES for the three months ended March 31, 2005 were $2,307,000, an increase of $701,000, or 44%, over 2004. The increase was driven by a significant expansion in the size of the sales force ($280,000), higher sales commissions resulting from the increased sales volume ($120,000), and increased marketing expenditures in support of the sales efforts to drive the growing commercialization of EVLT(R) ($160,000). The Company anticipates increased spending in sales and marketing programs to support the continued commercialization of EVLT(R).

GENERAL AND ADMINISTRATIVE EXPENSES for the three months ended March 31, 2005 were $1,571,000, an increase of $172,000, or 12%, from the same period in 2004. The increase was primarily attributable to incremental patent legal fees of $124,000 as well as salaries, incentive compensation and other administrative costs of $68,000. Legal expenses included the continuing cost of patent litigation against four competitors commenced during 2004. General and administrative costs are expected to remain at these levels as we continue to assert our intellectual property rights.

LOSS FROM OPERATIONS

Loss from operations for the three months ended March 31, 2005 was $2,430,000, an increase of approximately $133,000 from the same period in 2004, as incremental volume gains were partially offset by increased sales, marketing and general and administrative expenses.

INTEREST EXPENSE, NET

Interest expense for the three months ended March 31, 2005 was $1,406,000, compared to $12,000 for the same period in 2004. Interest expense in the three months ended March 31, 2005 included non-cash charges totaling $1,305,000 related to the amortization and acceleration of the corresponding discount, deferred costs and beneficial conversion feature related to the 1st quarter 2005 conversion of debt obtained in the September 28, 2004 equity and debt financing.

NET LOSS

Net loss for the three months ended March 31, 2005 was $3,836,000, or ($0.21) per share, compared to $2,308,000, or ($0.18) per share, for the same period in 2004. As a result of the 2004 equity and debt financing and the April 2004 Targeted Offering, basic weighted average common shares outstanding increased from approximately 13.2 million shares for the three months ended March 31, 2004 to 18.6 million shares for the three months ended March 31, 2005. The foregoing share numbers give effect to the 1 for 25 reverse split effective June 17, 2004.

(3) LIQUIDITY, CAPITAL RESOURCES AND CAPITAL TRANSACTIONS

CASH POSITION AND CASH FLOW

The Company has financed its operations primarily through private placements of common stock and preferred stock, and private placements of convertible notes and short-term notes and credit arrangements. The Company raised gross proceeds of $10.6 million in the September 28, 2004 equity and debt financing. The Company had cash balances of approximately $11,562,000 and $14,436,000 at March 31, 2005 and December 31, 2004, respectively.

CASH USED IN OPERATIONS

Cash used in operations for the three months ended March 31, 2005 was $2,861,000. The cash used in operations reflects the net loss of $3,836,000 reduced by the non-cash interest expense of $1,305,000, working capital changes including $300,000 in 2004 incentive compensation payments, payments of $240,000 for 2004 patent litigation expenses in excess of the 2005 first quarter run rate, $100,000 in payments related to the September 28, 2004 equity and debt financing and $100,000 in payments related to the 2004 reorganization and expansion of our sales management team.

CASH USED IN INVESTING

Cash used in investing activities for the three months ended March 31, 2005 was approximately $70,000, primarily related to computer and demonstration equipment.

CASH PROVIDED BY FINANCING

Cash provided by financing activities for the three months ended March 31, 2005 was $133,000. This primarily includes $405,000 which we received from the exercise of warrants issued in the 2004 equity and debt financing, offset by $250,000 in payments related the current maturities of the EVLT(R) technology acquisition obligation.

BANK LINES OF CREDIT

Diomed, Ltd., the Company's United Kingdom-based subsidiary, utilizes a line of credit with Barclays Bank, limited to the lesser of (GBP)100,000 ($188,880 at March 31, 2005) or 80% of eligible accounts receivable. The credit line bears interest at a rate of 3% above Barclays base rate of 4.75% at March 31, 2005 and borrowings are due upon collection of receivables from customers. As security for the line of credit, Barclays Bank has a lien on all of the assets of Diomed Ltd., excluding certain intellectual property. As of March 31, 2005 and 2004, there were no amounts outstanding under this line of credit. As of March 31, 2005, there was approximately $188,880 available under this line.

(4) CRITICAL ACCOUNTING POLICIES

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

(5) RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB revised SFAS No. 123, Share Based Payment, or SFAS No. 123R. SFAS No. 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends Statement No. 95, Statement of Cash Flows. Under SFAS No. 123R, companies must calculate and record in the income statement the cost of equity instruments, such as stock options, awarded to employees for services received. The cost of the equity instruments is to be measured based on the fair value of the instruments on the date they are granted and is required to be recognized over the period during which the employees are required to provide services in exchange for the equity instruments. SFAS No. 123R has been deferred and is now effective for the Company in the first fiscal year beginning after December 15, 2005.

The adoption of SFAS No. 123R is expected to have a significant impact on the Company's financial statements. The impact of adopting SFAS No. 123R cannot be accurately estimated at this time, as it will depend on the market value and the amount of share-based awards granted in future periods.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

The Company's principal executive officer and its principal financial officer have carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a -15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2005 and have concluded that, as of such date, the Company's disclosure controls and procedures in place are adequate to ensure material information and other information requiring disclosure is identified and communicated on a timely basis.

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

On June 16, 2004, Vascular Solutions and the other the defendant answered the complaint, and filed a counterclaim for invalidity of the EVLT(R) trademark. We are now proceeding with the discovery phase of the litigation.

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

At the parties' joint request, our patent cases involving AngioDynamics and Vascular Solutions have been consolidated by the court for pretrial purposes. On April 12, 2005, the Court issued a claim construction ruling, which interprets certain claim language in the `777 patent. We believe that the evidence we have developed to date in the course of these lawsuits if admitted and fully credited will show that AngioDynamics and Vascular Solutions are infringing our patent as it has now been interpreted by the Court.

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

On May 26, 2004, we learned that we, our former chairman, our former chief executive officer and a former director of ours had been named as defendants in a class action lawsuit commenced on March 3, 2004 in the United States District Court, District of Massachusetts . On September 3, 2004, plaintiffs filed an amended complaint in the action that named only us and our former chairman. The amended complaint alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and sought unspecified damages on behalf of a purported class of plaintiffs consisting of persons who acquired our common stock from February 1, 2002 through and including March 21, 2002. We were named only in the count alleging violation of Section 10(b). On October 21, 2004, we filed a motion to dismiss the amended complaint on the ground that it failed to state a claim upon which relief could be granted. On February 4, 2005, the Court ruled in our favor and dismissed the lawsuit with prejudice.

On October 14, 2004, we filed a lawsuit in the United States Federal District Court for the District of Massachusetts against New Star Lasers, Inc., d/b/a Cooltouch, Inc., seeking injunctive relief and damages for infringement of our U.S. Patent Number 6,398,777 covering the endovascular laser treatment of varicose veins which we use in our EVLT(R) product line. On December 3, 2004, CoolTouch answered the complaint, generally denying our allegations and counterclaiming for declaratory judgment of non-infringement and invalidity of the EVLT(R) patent. We are now proceeding with the discovery phase of this litigation.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits.

10.1* Letter of Amendment, dated February 15, 2005, to Agreement for Services, dated December 28, 2003, between the Company and Global Strategy Associates (regarding services of James A. Wylie, Jr.)

10.2* Agreement for Services, dated as of January 1, 2005, between the Company and BrookstoneFive, Inc. (regarding services of David A. Swank)

10.3* Letter of Amendment, dated February 15, 2005, to Letter Agreement, dated
      April 13, 2004, between the Company and Christopher Geberth

10.4* Letter of Amendment, dated February 15, 2005, to Letter Agreement, dated
      December 4, 2004, between the Company and Cary Paulette

10.5* Letter of Amendment, dated February 15, 2005, to Letter Agreement, dated
      September 9, 2002, between the Company and John Welch

10.6* Letter of Amendment, dated February 15, 2005, to Agreement, dated
      September 4, 2001, between the Company and Kevin Stearn

31.1 Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Incorporated by reference to our Current Report on Form 8-K filed February 18, 2005.

      (b) Reports on Form 8-K.

During the fiscal quarter ended March 31, 2005, we filed with the Securities and Exchange Commission Current Reports on Form 8-K as follows:

On February 10, 2005, we filed a Current Report on Form 8-K regarding the Court's dismissal of Kent Garvey v. James Arkoosh et al., the class action lawsuit in which we had been named as a defendant.

On February 18, 2005, we filed a Current Report on Form 8-K regarding the amendment of our employment agreement agreements with our Chief Executive Officer, Chief Financial Officer and certain other officers.

On February 25, 2005, we filed a Current Report on Form 8-K regarding our announcement of operating results for fiscal year 2004.

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

                Date:  May 13, 2005

                By: /s/ DAVID B. SWANK
                ----------------------------------------
                Name:  David B. Swank
                Title: Chief Financial Officer, Director

                Date:  May 13, 2005