Form 10QSB
period 2005-06-30
DIOMED HOLDINGS INC
filed 2005-08-12
CIK 1074874

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

          [X] QUARTERLY REPORT PURSUANT -TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

                                       OR

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


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES |X| NO |_|


AS OF AUGUST 12, 2005, THERE WERE 19,423,728 SHARES OF COMMON STOCK, PAR VALUE $0.001, OUTSTANDING.

                     DIOMED HOLDINGS, INC. AND SUBSIDIARIES

                         QUARTERLY REPORT ON FORM 10-QSB
             FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2005


TABLE OF CONTENTS


                                                                           Page
Item Number                                                               Number
-----------                                                               ------

             Part I - Financial Information

     1       Condensed Consolidated Balance Sheets -                        F-1
             June 30, 2005 (unaudited) and December 31, 2004

             Unaudited Consolidated Statements of Operations -              F-2
             Three Months and Six Months Ended June 30, 2005 and 2004

             Unaudited Consolidated Statements of Cash Flows -              F-3
             Six Months Ended June 30, 2005 and 2004

             Notes to Consolidated Financial Statements                     F-4

     2       Management's Discussion and Analysis of Operations               1

     3       Controls and Procedures                                          7

             Part II - Other Information                                      7

     1       Legal Proceedings                                                7

     4       Submission of Matters to a vote of Security Holders              8

     6       Reports on Form 8-K                                             10

             Signatures                                                      11

Diomed Holdings, Inc.
Condensed Consolidated Balance Sheets
As of June 30, 2005 (unaudited) and December 31, 2004

Assets                                                 June 30, 2005    December 31, 2004
                                                     -----------------   -----------------
Current assets:
  Cash and cash equivalents                          $       6,607,607   $      14,436,053
  Short term investments                                     3,167,655   $              --
  Accounts receivable, net                                   3,035,367           2,074,393
  Inventories                                                2,339,764           2,204,385
  Prepaid expenses and other current assets                    577,578             348,586
                                                     -----------------   -----------------

    Total current assets                                    15,727,971          19,063,417

Property, plant and equipment, net                             926,914             901,569
Intangible assets, net                                       4,237,010           4,482,091
Other assets                                                   344,116             896,320
                                                     -----------------   -----------------

Total assets                                         $      21,236,011   $      25,343,397
                                                     =================   =================

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                   $       3,073,552   $       2,092,562
  Accrued expenses and other                                 2,061,735           1,894,908
  Bank line of credit                                          313,061                  --
  Deferred revenue                                             244,469             148,402
  EVLT(R) technology payable ($750,000
   face value, net of $29,029 debt discount at
   June 30, 2005 and $1,000,000 face value,
   net of $66,733 debt discount at
   June 30, 2005 and December 31, 2004)                        720,971             933,267
                                                     -----------------   -----------------

    Total current liabilities                                6,413,788           5,069,139
                                                     -----------------   -----------------

Deferred  revenue and other                                    180,722             211,347
Convertible  debt  ($3,712,000 face
  value, net of $995,496 debt discount at
  June 30, 2005 and $7,000,000 face value,
  net of  $2,183,151 debt discount at
  December 31, 2004)                                         2,716,504           4,816,849
EVLT(R) technology payable ($250,000
   face value, net of $4,902 debt discount at
   December 31, 2004)                                               --             245,098
                                                     -----------------   -----------------
                                                             2,897,226           5,273,294

    Total liabilities                                        9,311,014          10,342,433
                                                     -----------------   -----------------
    Commitments and contingencies

Stockholders' equity                                        11,924,997          15,000,964
                                                     -----------------   -----------------

Total liabilities and stockholders' equity           $      21,236,011   $      25,343,397
                                                     =================   =================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

Diomed Holdings, Inc.
Unaudited Condensed Consolidated Statements of Operations

                                            Three Months Ended June 30,      Six Months Ended June 30,
                                               2005            2004            2005            2004
                                           ------------    ------------    ------------    ------------
Revenues                                   $  4,773,030    $  3,182,706    $  8,905,280    $  6,132,303

Cost of revenues                              2,520,630       1,918,277       4,813,591       3,862,647
                                           ------------    ------------    ------------    ------------

Gross profit                                  2,252,400       1,264,429       4,091,689       2,269,656
                                           ------------    ------------    ------------    ------------

Operating expenses:
  Research and development                      356,476         373,449         747,214         669,603
  Selling and marketing                       2,305,629       1,551,536       4,612,937       3,157,498
  General and administrative                  2,092,769       1,409,382       3,663,614       2,808,647
                                           ------------    ------------    ------------    ------------

    Total operating expenses                  4,754,874       3,334,367       9,023,765       6,635,748
                                           ------------    ------------    ------------    ------------
    Loss from operations                     (2,502,474)     (2,069,938)     (4,932,076)     (4,366,092)
                                           ------------    ------------    ------------    ------------


Interest expense, non-cash                       98,904              --       1,403,856              --
Interest expense, net, cash-based                51,062           9,756         152,368          21,761
                                           ------------    ------------    ------------    ------------
    Total interest expense                      149,966           9,756       1,556,224          21,761
                                           ------------    ------------    ------------    ------------

Net loss                                   $ (2,652,440)   $ (2,079,694)   $ (6,488,300)   $ (4,387,853)
                                           ============    ============    ============    ============

  Basic and diluted net
   loss per share                          $      (0.14)   $      (0.14)   $      (0.34)   $      (0.31)
                                           ============    ============    ============    ============

  Basic and diluted weighted
   average common shares outstanding         19,423,728      14,366,540      19,000,726      14,237,137
                                           ============    ============    ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

DIOMED HOLDINGS, INC.
Unaudited Consolidated Statements of Cash Flows

                                                                 Six Months Ended June 30,
                                                                   2005            2004
                                                               ------------    ------------
Cash flows from operating activities:
        Net loss                                               $ (6,488,300)   $ (4,387,853)
        Adjustments  to reconcile net loss
         to net cash used in operating activities:
              Depreciation and amortization                         388,129         464,907
              Amortization of EVLT(R) discount                       42,606          59,125
              Fair value of stock options for services               35,440          62,231
              Non-cash interest expense                           1,403,857              --
              Changes in operating assets and liabilities:
                   Accounts receivable                             (960,974)       (651,963)
                   Inventories                                     (135,379)       (222,858)
                   Prepaid expenses and other current assets       (228,992)       (317,014)
                   Deposits                                         174,456         (85,762)
                   Accounts payable                                 980,989         624,646
                   Accrued expenses and deferred revenue            270,171        (444,274)
                                                               ------------    ------------

Net cash used in operating activities                            (4,517,997)     (4,898,815)
                                                               ------------    ------------

Cash flows from investing activities:
              Purchase of property and equipment                   (265,311)       (256,867)
              Purchase of short term investments                 (3,160,362)             --
                                                               ------------    ------------

Net cash used in investing activities                            (3,425,673)       (256,867)
                                                               ------------    ------------

Cash flows from financing activities:
              Payments on promissory notes                               --        (936,000)
              Net proceeds/(payments) on bank borrowings            313,061        (261,676)
              Payments on EVLT(R) purchase obligation              (500,000)       (500,000)
              Proceeds from the exercise of warrants                404,903              --
              Net proceeds from equity financing                         --       2,723,620
              Payments on capital lease obligations                 (37,902)        (11,739)
                                                               ------------    ------------

Net cash provided by financing activities                           180,062       1,014,205
                                                               ------------    ------------

Effect of exchange rate changes                                     (64,838)        (74,465)
                                                               ------------    ------------

Net decrease in cash and cash equivalents                        (7,828,446)     (4,215,942)

Cash and cash equivalents, beginning of period                   14,436,053      13,398,075
                                                               ------------    ------------

Cash and cash equivalents, end of period                       $  6,607,607    $  9,182,133
                                                               ============    ============

Supplemental disclosure of cash flow information:
        Cash paid for interest                                 $    156,530    $         --
                                                               ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)

(1) OPERATIONS

Diomed Holdings, Inc. ("Diomed" or "the Company") develops and commercializes minimally invasive medical procedures that employ its laser technologies and associated disposable products. Using its proprietary technology, including its exclusive rights to U.S. Patent No. 6,398,777, the Company currently focuses on endovenous laser treatment of varicose veins(EVLT(R)). The Company also develops and markets lasers and disposable products for photodynamic therapy (PDT) cancer procedures and products for other clinical applications, including dental and general surgical procedures.

In developing and marketing its clinical solutions, the Company uses proprietary technology and aims to secure strong commercial advantages over competitors by gaining governmental approvals in advance of others, by developing and offering innovative practice enhancement programs including physician training and promotional materials, and by obtaining exclusive commercial arrangements. To optimize revenues, Diomed focuses on clinical procedures that generate revenues from both capital equipment and disposable products, such as procedure kits and optical fibers.

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

(a) RECLASSIFICATIONS

Certain reclassifications have been made in the prior year consolidated financial statements to conform to the current year's presentation.

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)

(b) INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out) or market. Work-in-progress and finished goods consist of materials, labor and manufacturing overhead. Inventories consist of the following:


                                     June 30,           December 31,
                                      2005                  2004
                                    ----------          -----------
Raw Materials                     $ 1,034,772           $   838,390
Work-in-Process                       876,956               502,905
Finished Goods                        428,036               863,090
                                   ----------           -----------
                                  $ 2,339,764           $ 2,204,385
                                   ==========           ===========



(c) ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company accounts for its employee stock-based compensation plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees utilizing the intrinsic value method. Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the fair market price of the Company's stock at the date of the fixed grant over the amount an employee must pay to acquire the stock. Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation as amended by SFAS No. 148, establishes a fair value-based method of accounting for stock-based compensation plans. The Company has adopted the disclosure only alternative under SFAS No. 123, with respect to its employee stock compensation plan, which requires disclosure of the proforma effects on net loss and loss per share as if SFAS No. 123 had been adopted as well as certain other information.

                                                               Three Months Ended June 30,    Six Months Ended June 30,
                                                               ---------------------------   --------------------------
                                                                   2005          2004           2005            2004
                                                               -----------    -----------    -----------    -----------
Net loss as reported:                                          $(2,652,440)   $(2,079,694)   $(6,488,300)   $(4,387,853)
Deduct: total stock-based employee compensation;
        expense determined under the fair value-based
        method for all awards, net of tax                         (420,295)      (242,131)      (828,620)      (489,256)
                                                               -----------    -----------    -----------    -----------
Proforma net loss                                              $(3,072,735)   $(2,321,825)   $(7,316,920)   $(4,877,109)
                                                               ===========    ===========    ===========    ===========
Loss per share:
       Basic and diluted - as reported                         $     (0.14)   $     (0.14)   $     (0.34)   $     (0.31)
                                                               ===========    ===========    ===========    ===========
       Basic and diluted - proforma                            $     (0.16)   $     (0.16)   $     (0.39)   $     (0.34)
                                                               ===========    ===========    ===========    ===========

(d) COMPREHENSIVE INCOME

SFAS No. 130, Reporting Comprehensive Income, requires disclosure of all components of comprehensive income (loss). Comprehensive income is defined as the change in stockholders' equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive net loss for all periods presented is as follows:

                                             Three Months Ended June 30,    Six Months Ended June 30,
                                             ---------------------------   --------------------------
                                                2005           2004           2005           2004
                                             -----------    -----------    -----------    -----------
Net loss                                     $(2,652,440)   $(2,079,694)   $(6,488,300)   $(4,387,853)
Unrealized holding gain (loss)
   on marketable securities                       (2,099)            --         (2,099)            --
Foreign currency translation adjustment          (45,675)       (36,112)      (183,470)       (86,868)
                                             -----------    -----------    -----------    -----------
Comprehensive loss                           $(2,700,214)   $(2,115,806)   $(6,673,869)   $(4,474,721)
                                             ===========    ===========    ===========    ===========

(e) MARKETABLE SECURITIES

Debt securities, U.S. Agency Notes and Corporate Bonds, are classified as "available-for-sale securities" and reported at fair value, with unrealized gains and losses excluded from operations and reported as a component of accumulated other comprehensive income (loss), net of the related tax effects, in stockholders' equity.

Marketable securities, at June 30, 2005, all of which mature within one year consist of the following:

                                               Amortized          Fair
                                                  Cost            Value
                                             ------------     ------------
Available-for-sale securities
U.S. Agency Notes                            $  1,681,335     $  1,680,535
Corporate Bonds                                 1,487,809        1,487,120
                                             ------------     ------------
                                             $  3,169,144     $  3,167,655
                                             ============     ============

Gross unrealized losses for the three months and six months ended June 30, 2005 totaled $2,099.


(f) NET LOSS PER SHARE

Net loss per share is computed based on the guidance of SFAS No. 128, Earnings per Share. SFAS No. 128 requires companies to report both basic loss per share, which is based on the weighted average number of common shares outstanding, and diluted loss per share, which is based on the weighted average number of common shares outstanding and the dilutive potential common shares outstanding using the treasury stock method. As a result of the losses incurred by the Company for the three and six-month periods ended June 30, 2005 and 2004, respectively, all potential common shares were antidilutive and were excluded from the diluted net loss per share calculations. The following table summarizes securities outstanding as of each of the periods, which were not included in the calculation of diluted net loss per share since their inclusion would be antidilutive.

                               Three Months Ended June 30,       Six Months Ended June 30,
                              -----------------------------     ----------------------------

                                  2005             2004             2005            2004
                              ------------     ------------     ------------     ------------
Common Stock Options             1,701,287        1,024,917        1,701,287        1,024,917

Common Stock Warrants            2,798,452          882,625        2,798,452          882,625

Convertible Debt                 1,620,961               --        1,620,961               --


(4) LINE OF CREDIT ARRANGEMENTS

Diomed, Ltd., the Company's United Kingdom-based subsidiary, utilizes an overdraft facility as well as an accounts receivable line of credit with Barclays Bank, limited to the lesser of (GBP)100,000 ($179,300 at June 30, 2005) or 80% of eligible accounts receivable. The credit line bears interest at a rate of 3% above Barclays base rate of 4.75% at June 30, 2005 and borrowings are due upon collection of receivables from customers. As security for the line of credit, Barclays Bank has a lien on all of the assets of Diomed Ltd., excluding certain intellectual property. As of June 30, 2005 and 2004 there was approximately $313,000 and $0, respectively outstanding under these credit facilities.

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)

(5) STOCK OPTIONS

(a) In November 2003, the Company's stockholders approved the 2003 Omnibus Plan, under which the Company reserved 1,600,000 shares of common stock for future issuance. In May 2005, the Company's stockholders approved an increase of 1,500,000 reserved shares providing for a total of 3,100,000 shares of common stock reserved for future issuance. The 2003 Omnibus Plan provides for grants or awards of stock options, restricted stock awards, restricted stock units, performance grants, stock awards, and stock appreciation rights. Only present and future employees and outside directors and consultants are eligible to receive incentive awards under the 2003 Omnibus Plan.

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

As of June 30, 2005, 1,540,549 options and other incentive stock awards were available for future grants under the 2003 Omnibus Plan. In addition, 2,542 options were available under the 2001 Plan as of June 30, 2005.

A summary of stock option activity for the 2003 Omnibus Plan, the 2001 Plan and the 1998 Plan is as follows:

                                        Range of Exercise                             Weighted Average
                                             Price            Number of Shares         Exercise Price
                                        --------------------------------------------------------------
Outstanding, December 31, 2004            $2.00 - $205.75             1,076,318      $            8.12

        Granted                            3.95 -    4.30               647,621                   4.19
        Forfeited                          2.99 -  205.75               (22,652)                 22.19
                                        --------------------------------------------------------------

Outstanding, June 30, 2005                $2.00 - $205.75             1,701,287      $            6.44
                                        ==============================================================

Exercisable, June 30, 2005                $2.00 - $205.75               675,603      $            9.41
                                        ==============================================================

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)

The following table summarizes currently outstanding and exercisable options as of June 30, 2005.

                                                         OUTSTANDING                            EXERCISABLE
                                          ------------------------------------    -------------------------------------
                                                              Weighted Average                       Weighted Average
Exercise Price             Shares          Remaining Life*     Exercise Price          Shares          Exercise Price
-----------------     ---------------     ---------------     ---------------     ---------------     ---------------
 $ 2.00 - $11.50            1,666,129                8.85     $          4.65             642,565     $          5.02
  26.00 - 50.00                18,256                6.32               35.32              16,223               35.84
  56.25 - 88.50                   814                5.93               61.40                 727               62.02
 100.00 - 164.00               15,768                1.19              153.89              15,768              153.89
$201.25 - $205.75                 320                1.33              205.75                 320              205.75
                      ---------------                         ---------------     ---------------     ---------------
                            1,701,287                         $          6.44             675,603     $          9.41
                      ===============                         ===============     ===============     ===============


* Weighted average remaining contractual life (in years).


(b) A summary of warrant activity is as follows:

                                                                                                            Weighted Average
                                             Range of Exercise                         Weighted Average   Remaining Contractual
                                                  Price            Number of Shares     Exercise Price       Life (In Years)
                                           ----------------------------------------------------------------------------------
Outstanding, December 31, 2004             $0.025 - $87.50         2,991,263              $ 2.18                    4.82

        Exercised                           2.10                    (192,811)               2.10                      --
                                           ---------------------------------------------------------------------------------

Outstanding, June 30, 2005                 $0.025 - $87.50         2,798,452              $ 2.18                    4.48
                                           =================================================================================

Exercisable, June 30, 2005                 $0.025 - $87.50         2,798,452              $ 2.18                    4.48
                                           =================================================================================


                              DIOMED HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)

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

This table presents revenues by reportable segment:

                                       Three Months Ended June 30,       Six Month Ended June 30,
                                      ---------------------------       -------------------------
                                        2005              2004             2005           2004
                                      ----------       ----------       ----------     ----------
Laser systems                         $2,451,477       $1,855,356       $4,568,878     $3,658,871
Fibers, accessories, and service       2,321,553        1,327,350        4,336,402      2,473,432
                                      ----------       ----------       ----------     ----------
              Total                   $4,773,030       $3,182,706       $8,905,280     $6,132,303
                                      ==========       ==========       ==========     ==========


The following table represents percentage of revenues and long-lived assets by geographic destination:

                            % of Revenue                   Long-lived Assets
                    ----------------------------      ---------------------------
                     Six Months Ended June 30,
                    ---------------------------         June 30,      December 31,
                       2005              2004             2005            2004
                    -----------      -----------      -----------     -----------
North America                76%              60%     $ 5,163,849     $ 5,769,521
Asia/Pacific                 14%              27%              --              --
Europe                        9%              10%         344,191         510,459
Other                         1%               3%              --              --
                    -----------      -----------      -----------     -----------
Total                       100%             100%     $ 5,508,040     $ 6,279,980
                    ===========      ===========      ===========     ===========


(7) COMMITMENTS AND CONTINGENCIES

From time to time the Company is the defendant in legal and administrative proceedings and claims of various types. While any litigation contains an element of uncertainty, management, in consultation with the Company's general counsel, presently believes that the outcome of each such other proceedings or claims which are pending or known to be threatened, or all of them combined, will not have a material adverse effect on the Company.

On July 21, 2005, a lawsuit was filed against the Company in the United States Federal District Court for the Northern District of California by VNUS Medical Technologies, Inc. ("VNUS"), alleging infringement of U.S. patents Nos. 6,258,084, 6,638,273, 6,752,803, and 6,769,433. Diomed intends to vigorously defend the lawsuit.

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

(8) SUBSEQUENT EVENTS

On August 5, 2005, Diomed acquired exclusive distribution rights to the Luminetx VeinViewer(TM) Imaging System for the sclerotherapy, phlebectomy and varicose vein treatment markets in the United States and United Kingdom. The VeinViewer(TM), cleared by the FDA in 2004, is a patented imaging system developed by Luminetx, Inc. of Memphis, Tennessee which utilizes infrared light to illuminate on a real-time basis subcutaneous veins and project their location on the surface of the skin with an accuracy of 0.06 mm. VeinViewer(TM) is designed to allow physicians to visualize the location and orientation of the patient's veins, thereby providing more precise sclerotherapy and phlebectomy procedures through increased accuracy in vein mapping and imaging.

The 3 year agreement includes both a $1 million phased investment in Luminetx and a grant of warrants to purchase 600,000 shares of Diomed common stock both based upon the achievement of certain milestones. Details of the transaction can be found in the Company's Current Report on SEC Form 8K filed with the SEC on August 11, 2005.

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

In view of our relatively limited operating history, we have limited experience forecasting our revenues and operating costs. Therefore, we believe that period-to-period comparisons of financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. To date, the Company has incurred substantial costs to create or acquire our products. As of June 30, 2005, we had an accumulated deficit of approximately $76 million including $17.4 million in non-cash interest expense. We may continue to incur operating losses due to spending on research and development programs, clinical trials, regulatory activities, and sales, marketing and administrative activities. This spending may not correspond with any meaningful increases in revenues in the near term, if at all. As such, these costs may result in losses until such time as the Company generates sufficient revenue to offset such costs.

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes set forth above in this Quarterly Report and in the Annual Report.

(1) OVERVIEW

We develop and commercialize minimally invasive medical procedures that employ our laser technologies and associated disposable products. We currently focus on endovenous laser treatment of varicose veins using our proprietary technology including our exclusive rights to U.S. Patent No. 6,398,777, (EVLT(R)). We also develop and market lasers and disposable products for photodynamic therapy (PDT) cancer procedures and products for other clinical applications, including dental and general surgical procedures.

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

In 2001, we pioneered the commercialization of endovenous laser treatment through our patented EVLT(R) technology, an innovative minimally invasive laser procedure for the treatment of varicose veins caused by greater saphenous vein reflux. In September 2001, we were the first company to receive the CE mark of the European Economic Union for approval for endovenous laser treatment with respect to marketing EVLT(R) in Europe. In January 2002, we were the first company to receive FDA clearance for endovenous laser treatment of the greater saphenous vein. In December 2004, we were the first to receive FDA clearance to expand the application of EVLT(R) to other superficial veins in the lower extremities. In July 2005, we received a Notice of Allowance from the U.S. Patent and Trademark Office allowing a patent encompassing a proprietary marked introducer sheath for use with our patented EVLT(R) laser treatment for varicose veins.

EVLT(R) was a primary source of revenue in the three months and six months ended June 30, 2005, and will continue to be our primary source of revenue for the remainder of fiscal year 2005. We believe that EVLT(R) will achieve a high level of commercial acceptance due to its relative short recovery period, immediate return to the patient's normal routine barring vigorous physical activities, reduced pain and minimal scarring, and reduced costs compared to other treatments for varicose veins. We developed our EVLT(R) product line as a complete clinical solution and marketing model, including a laser, disposable kit, clinical training and customized marketing programs, to assist office-based and hospital-based physicians in responding to the growing demand for treatment of varicose veins in a minimally invasive manner. We have also published a health insurance reimbursement guide to assist physicians in the reimbursement submission process. We believe that these products and programs, in addition to EVLT(R)'s superior clinical trial results, favorable peer reviews, and comparatively larger and longer follow-up data reports provide EVLT(R) with a competitive advantage over competing traditional and minimally invasive varicose vein treatment products.

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

We primarily utilize a direct sales force to market our products in the United States and a network of more than 30 distributors to market our products abroad. In August 2005, we entered into a three year agreement with Luminetx, Inc.to acquire exclusive distribution rights to the VeinViewer(TM) Imaging System for the sclerotherapy, phlebectomy and varicose vein treatment markets in the United States and United Kingdom. In June 2005, we entered into an exclusive distribution agreement with Colorado-based Med1 Online, Inc., a leading online distributor of capital medical equipment in the United States. Under the terms of the three-year renewable distribution agreement, Med1Online acquired exclusive distribution rights to market our EVLT(R) product line to the OB/GYN and plastic surgery physician market segments in the United States. During 2004, we increased our number of sales representatives to 20. This represents a significant investment in sales staff. Additionally, our current clinical support organization employees four clinical specialists, including one training manager, in support of our field sales efforts. These clinical specialists assist in physician training and post-sales support, freeing our sales representatives to focus on new sales opportunities.

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

(2) RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2004

REVENUE

Diomed delivered revenue for the three months ended June 30, 2005 of $4,773,000, increasing approximately $1,590,000, or 50%, from $3,183,000 for the same period in 2004. Revenue from the EVLT(R) product line increased 69% over the same period last year, including North America EVLT(R) growth of 94%, demonstrating the continued and growing acceptance of EVLT(R) by the medical community and patients alike.

For the three months ended June 30, 2005, approximately $2,451,000, or 51%, of our total revenue was derived from laser sales, as compared to approximately $1,855,000, or 58%, in the same period in 2004. In the three months ended June 30, 2005, approximately $2,322,000, or 49%, of our total revenues were derived from sales of disposable fibers and kits, accessories and service, as compared to approximately $1,327,000, or 42%, in the same period in 2004. We expect the proportion of revenue derived from disposables to increase as we establish a larger base of installed lasers and the number of EVLT(R) procedures performed grows.

The increase in revenue is attributable primarily to:

      - increased penetration of EVLT(R) in the market for treating varicose veins by minimally invasive means,

      - the compounding impact of the recurring revenue stream from disposable sales to both new and existing customers,

      - the impact of new sales management and development of our sales team, and

      - the impact of increased acceptance of the EVLT(R) procedure by the medical community and expanded reimbursement coverage by health care insurers, including the recent establishment of reimbursement codes for EVLT(R) by the American Medical Association and the Center for Medicare and Medicaid Services, effective January 1, 2005.

COST OF REVENUE AND GROSS PROFIT

Cost of revenue for the three months ended June 30, 2005 was $2,521,000, increasing approximately $602,000, or 31%, from $1,918,000 for the same period in 2004. The increase in cost of revenue in 2005 was driven by the corresponding increase in the number of lasers and disposable products sold, offset, on a percentage of sales basis, by the leverage of fixed manufacturing costs across a greater number of units, and improved material costs. Cost of revenue, as a percentage of sales, decreased from 60% to 53% on a year-to-year basis.

Gross profit for the three months ended June 30, 2005 was $2,252,000, increasing approximately $988,000 from $1,264,000 from the same period in 2004. On a percent-of-sales-basis, the gross margin increased from 40% to 47%. The increase in gross profit in the second quarter of 2005 was driven by fixed cost leverage of the incremental sales volume as well as improvements in material costs. The Company believes that in the future, gross profit as a percentage of sales may reach 60%, assuming increases in sales volume that may occur after completion of the '777 patent litigation.

OPERATING EXPENSES

RESEARCH AND DEVELOPMENT EXPENSES for the three months ended June 30, 2005 were $356,000, a decrease of $17,000, or 5%, from the same period in 2004. R&D expenditures are expected to remain at this level as we continue to drive product functionality, cost improvements, and other enhancements.

SELLING AND MARKETING EXPENSES for the three months ended June 30, 2005 were $2,306,000, an increase of $754,000, or 49%, over 2004. The increase was driven by a significant expansion in the size of the sales force of $144,000, higher sales commissions resulting from the increased sales volume of $92,000, and increased sales and marketing expenditures in support of the sales efforts to drive the growing commercialization of EVLT(R). Sales and marketing expenditures are expected to increase with corresponding increases in revenue to support the continued commercialization of EVLT(R).

GENERAL AND ADMINISTRATIVE EXPENSES for the three months ended June 30, 2005 were $2,093,000, an increase of $683,000, or 48%, from the same period in 2004. The increase was primarily attributable to incremental legal fees of $367,000 which totaled $725,000 for the quarter, as well as Sarbanes-Oxley compliance of $76,000and other administrative costs. Legal expenses included the continuing cost of patent litigation against four competitors commenced during 2004 and the theft of trade secrets litigation initiated in the fourth quarter of 2003. We expect general and administrative costs to decrease to a more normalized run rate in the fourth quarter after the discovery phase of the '777 patent litigation has been completed.

LOSS FROM OPERATIONS

Loss from operations for the three months ended June 30, 2005 was $2,502,000, an increase of approximately $433,000 from the same period in 2004, as incremental gross profit was primarily offset by increased legal costs related to our patent litigation.

NET LOSS

Net loss for the three months ended June 30, 2005 was $2,652,000, or ($0.14) per share, compared to $2,080,000, or ($0.14) per share, for the same period in 2004.

SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2004

REVENUE

Diomed delivered revenue for the six months ended June 30, 2005 of $8,905,000, increasing approximately $2,773,000, or 45%, from $6,132,000 for the same period in 2004. Revenue from the EVLT(R) product line increased 74% over the same period last year, including 95% growth in revenue from EVLT(R) disposable procedure products. North America EVLT(R) sales increased 88% including 109% growth in procedure products revenue.

For the six months ended June 30, 2005, approximately $4,569,000, or 51%, of our total revenue was derived from laser sales, as compared to approximately $3,659,000, or 60%, in the same period in 2004. In the six months ended June 30, 2005, approximately $4,336,000, or 49%, of our total revenues were derived from sales of disposable fibers and kits, accessories and service, as compared to approximately $2,473,000, or 40%, in the same period in 2004. We expect the proportion of revenue derived from disposables to increase as we establish a larger base of installed lasers and the number of EVLT(R) procedures performed grows.

The increase in revenue is attributable primarily to:

      - increased penetration of EVLT(R) in the market for treating varicose veins by minimally invasive means,

      - the compounding impact of the recurring revenue stream from disposable sales to both new and existing customers,

      - the impact of new sales management and development of our sales team, and

      - the impact of increased acceptance of the EVLT(R) procedure by the medical community and expanded reimbursement coverage by health care insurers, including the recent establishment of reimbursement codes for EVLT(R) by the American Medical Association and the Center for Medicare and Medicaid Services, effective January 1, 2005.

COST OF REVENUE AND GROSS PROFIT

Cost of revenue for the six months ended June 30, 2005 was $4,814,000, increasing approximately $951,000, or 25%, from $3,863,000 for the same period in 2004. The increase in cost of revenue in 2005 was driven by the corresponding increase in the number of lasers and disposable products sold, offset, on a percentage of sales basis, by the leverage of fixed manufacturing costs across a greater number of units and improved materials costs. Cost of revenue, as a percentage of sales, decreased from 63% to 54% on a year-to-year basis.

Gross profit for the six months ended June 30, 2005 was $4,092,000, increasing approximately $1,822,000 from $2,270,000 from the same period in 2004. On a percent-of-sales-basis, the gross margin increased from 37% to 46%. The increase in gross profit was driven by fixed cost leverage of the incremental sales volume as well as improvements in material costs. The Company believes that in the future gross profit as a percentage of sales may reach 60%, assuming increases in sales volume that may occur after completion of the '777 patent litigation.

OPERATING EXPENSES

RESEARCH AND DEVELOPMENT EXPENSES for the six months ended June 30, 2005 were $747,000, an increase of $78,000, or 12%, from the same period in 2004. R&D expenditures are expected to remain at this level as we continue to drive product functionality, cost improvements, and other enhancements.

SELLING AND MARKETING EXPENSES for the six months ended June 30, 2005 were $4,613,000, an increase of $1,455,000, or 46%, over 2004. The increase was driven by a significant expansion in the size of the sales force of $385,000, higher sales commissions resulting from the increased sales volume of $209,000, and increased sales and marketing expenditures in support of the sales efforts to drive the growing commercialization of EVLT(R).

GENERAL AND ADMINISTRATIVE EXPENSES for the six months ended June 30, 2005 were $3,664,000, an increase of $855,000, or 30%, from the same period in 2004. The increase was primarily attributable to incremental legal fees of $411,000, as well as Sarbanes-Oxley compliance of $76,000 and other administrative costs. Legal expenses included the continuing cost of patent litigation against four competitors commenced during 2004.

LOSS FROM OPERATIONS

Loss from operations for the six months ended June 30, 2005 was $4,932,000, an increase of approximately $566,000 from the same period in 2004, as incremental gross profit was primarily offset by increased legal costs related to our patent litigation.

INTEREST EXPENSE, NET

Interest expense for the six months ended June 30, 2005 was $1,556,000, compared to $22,000 for the same period in 2004. Interest expense in the six months ended June 30, 2005 included non-cash charges totaling $1,404,000 related to the recurring amortization and acceleration of the debt discount and deferred costs related to the 1st quarter 2005 conversion of debt obtained in the September 28, 2004 equity and debt financing.

NET LOSS

Net loss for the six months ended June 30, 2005 was $6,488,000, or ($0.34) per share, compared to $4,388,000, or ($0.31) per share, for the same period in 2004.


(3) LIQUIDITY, CAPITAL RESOURCES AND CAPITAL TRANSACTIONS

CASH POSITION AND CASH FLOW

The Company has financed its operations primarily through private placements of common stock and preferred stock, and private placements of convertible notes and short-term notes and credit arrangements. The Company had cash and short term investment balances of approximately $9,775,000 and $14,436,000 at June 30, 2005 and December 31, 2004, respectively.

CASH USED IN OPERATIONS

Cash used in operations for the six months ended June 30, 2005 was $4,518,000. The cash used in operations reflects the net loss of $6,488,000 reduced by the non-cash interest expense of $1,404,000 and working capital changes including $300,000 in 2004 incentive compensation payments and $100,000 in payments related to the September 28, 2004 equity and debt financing which are not expected to recur during the year.

CASH USED IN INVESTING

Cash used in investing activities for the six months ended June 30, 2005 was approximately $3,426,000, primarily related purchases of short term investments and computer and demonstration equipment.

CASH PROVIDED BY FINANCING

Cash provided by financing activities for the six months ended June 30, 2005 was $180,000. This includes $405,000 which we received from the exercise of warrants we issued in the 2004 equity and debt financing and $313,000 in bank borrowings, offset by $500,000 in payments related the current maturities of the EVLT(R) technology acquisition obligation.

BANK LINES OF CREDIT

Diomed, Ltd., the Company's United Kingdom-based subsidiary, utilizes a an overdraft facility as well as an accounts receivable line of credit with Barclays Bank, limited to the lesser of (GBP)100,000 ($179,300 at June 30, 2005) or 80% of eligible accounts receivable. The credit line bears interest at a rate of 3% above Barclays' base rate of 4.75% at June 30, 2005 and borrowings are due upon collection of receivables from customers. As security for the line of credit, Barclays Bank has a lien on all of the assets of Diomed Ltd., excluding certain intellectual property. As of June 30, 2005 and 2004 there was approximately $313,000 and $0, respectively outstanding under these credit facilities.

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

In March 2005, the SEC issued Staff Accounting Bulletin ("SAB") No. 107 ("SAB 107"). SAB 107 provides guidance for the implementation of SFAS No. 123R with respect to valuation techniques, expected volatility and expected term for valuing employee stock options among other matters. The provisions of SAB 107 will be effective for the Company at the time the Company adopts SFAS No. 123R.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

The Company's principal executive officer and its principal financial officer have carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a -15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2005 and have concluded that, as of such date, the Company's disclosure controls and procedures in place are adequate to ensure material information and other information requiring disclosure is identified and communicated on a timely basis.

(b) Changes in internal control over financial reporting.

During the period covered by this report, there have been no significant changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Misappropriation Litigation vs. Vascular Solutions

On December 12, 2003, we filed a lawsuit in the United States Federal District Court for the District of Massachusetts seeking injunctive and other relief against Vascular Solutions, Inc. and one of its executives. We allege, among other things, that Vascular Solutions and the executive misappropriated our trade secrets and then improperly used that information to develop and market laser accessory products. We also seek to redress what we allege to be the willful and deceptive manner in which Vascular Solutions has been marketing its laser accessory products by, among other things:

      - infringing our registered EVLT(R) mark, including by Vascular Solutions' use of the mark "ELT;"

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

On June 16, 2004, Vascular Solutions and the other the defendant answered the complaint, and filed a counterclaim for invalidity of the EVLT(R) trademark. On July 13, 2005 the Court heard oral argument on Vascular Solutions' motion for summary judgment on all claims. Vascular Solutions conceded that it would stipulate to desist from any further use of the mark ELT, which Diomed alleged infringes Diomed's federally-registered EVLT(r) trademark. Vascular Solutions further stipulated that it would desist from any further dissemination of the defamatory statements alleged in Diomed's complaint.

'777 Patent Litigation

On March 4, 2004, we filed a second lawsuit against Vascular Solutions in the United States Federal District Court for the District of Massachusetts seeking injunctive relief and damages for infringement of our U.S. Patent Number 6,398,777 (the "'777 patent") covering the endovascular laser treatment of varicose veins which we use in our EVLT(R) product line, the exclusive rights to which we acquired on September 3, 2003.

On April 28, 2004, Vascular Solutions answered the complaint and filed a counterclaim for declaratory judgment that the '777 patent is invalid and not infringed. Vascular Solutions amended its answer and counterclaims to further allege patent unenforceability. In addition, Vascular Solutions moved to bifurcate the damages and willful infringement aspects of this case. We opposed this motion and on June 28, 2005 the court denied Vascular Solutions' motion.

We are continuing to proceed with the discovery phase of this litigation. For purposes of efficiency, this case has been consolidated with another case for pretrial purposes as discussed below.

On January 6, 2004, we filed a lawsuit in the United States Federal District Court for the District of Massachusetts against AngioDynamics, Inc. seeking injunctive relief and damages for infringement of the '777 patent. AngioDynamics has generally denied our allegations and has sought a declaratory judgment of invalidity of the '777 patent. AngioDynamics has also added certain counterclaims against us, including antitrust violations, patent misuse and other allegations, all arising from our obtaining and seeking to enforce the '777 patent. The court has bifurcated the case, so that those counterclaims will not be litigated until we resolve our patent infringement claims against AngioDynamics. At the parties' joint request, however, our patent cases involving AngioDynamics and Vascular Solutions have been consolidated by the court for pretrial purposes. We are currently in the discovery phase of this litigation.

On April 12, 2005, the Court issued a claim construction ruling, which interprets certain claim language in the '777 patent. We believe that the evidence we have developed to date in the course of these lawsuits if admitted and fully credited will show that AngioDynamics and Vascular Solutions are infringing our patent as it has now been interpreted by the Court.

On April 2, 2004, we filed a lawsuit in the United States Federal District Court for the District of Massachusetts against Total Vein Solutions, LLC, seeking injunctive relief and damages for infringement of the '777 patent covering the endovascular laser treatment of varicose veins which we use in our EVLT(R) product line. On May 21, 2004, Total Vein Solutions answered the complaint, generally denying our allegations and counterclaiming for declaratory judgment of non-infringement and invalidity of the EVLT(R) patent. We are in the discovery phase of this litigation.

On October 14, 2004, we filed a lawsuit in the United States Federal District Court for the District of Massachusetts against New Star Lasers, Inc., d/b/a Cooltouch, Inc., seeking injunctive relief and damages for infringement of the '777 patent covering the endovascular laser treatment of varicose veins which we use in our EVLT(R) product line. On December 3, 2004, CoolTouch answered the complaint, generally denying our allegations and counterclaiming for declaratory judgment of non-infringement and invalidity of the EVLT(R) patent. We are now proceeding with the discovery phase of this litigation.

VNUS Technologies Litigation

On July 21, 2005, a lawsuit was filed against us in the United States Federal District Court for the Northern District of California by VNUS Medical Technologies, Inc., alleging infringement of U.S. patents Nos. 6,258,084, 6,638,273, 6,752,803, and 6,769,433. The complaint was served on us on July 27, 2005, and our answer to the complaint is currently due on August 16, 2005. Diomed intends to vigorously defend the lawsuit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a) On May 17, 2004, the Company held it's 2005 Annual Meeting of Stockholders, pursuant to a proxy statement that it had filed with the Securities and Exchange Commission and had furnished to holders of record of the outstanding shares of its common stock as of April 11, 2005. Of 19,423,728 shares entitled to vote at the meeting, 15,054,876 shares voted, and a quorum was present. The meeting included the election of all nine directors to serve until the next annual meeting or until their successors are duly elected and qualified. Those directors are:

         Geoffrey Jenkins
         Sidney Braginsky
         Gary Brooks
         A. Kim Campbell
         Joseph Harris
         Peter Klein
         Edwin Snape, Ph.D.
         David B. Swank
         James A. Wylie, Jr.

b) The Company presented the following proposals to our stockholders at that meeting:

1. To elect nine directors to serve until the next annual meeting of stockholders, or until their successors are duly elected and qualified.

The results of which were as follows:

Director Nominee                    Votes For                    Votes Withheld
----------------                    ---------                    --------------
Geoffrey Jenkins                    14,983,494                   71,381
Sidney Braginsky                    14,989,966                   64,909
Gary Brooks                         14,988,886                   65,989
A. Kim Campbell                     14,993,082                   61,793
Joseph Harris                       14,988,956                   65,919
Peter Klein                         14,989,954                   64,921
Edwin Snape, Ph.D.                  14,989,184                   65,929
James A. Wylie, Jr.                 14,982,472                   72,403

Accordingly, each of the director nominees was elected to serve as a director.

2. To approve an amendment to the Company's certificate of incorporation in order to create a classified board of directors, having three classes, each with a term of three years, staggered such that one class is elected each year.

The results of which were as follows:

----------------------------- --------------------------- --------------------------- -----------------------
For                           Against                     Abstained                   Broker Non-Votes
----------------------------- --------------------------- --------------------------- -----------------------
4,520,588                     2,858,105                   3,348                       7,672,835
----------------------------- --------------------------- --------------------------- -----------------------

In order to be approved, a majority of our shares entitled to vote at the meeting had to be cast "For" the proposal. As a majority of our shares entitled to vote at the meeting did not vote "For" the proposal, the proposal was not approved.

3. To approve an amendment to the 2003 Omnibus Plan to increase the number of shares available for grant thereunder from 1,600,000 to 3,100,000.

The results of which were as follows:

----------------------------- --------------------------- --------------------------- -----------------------
For                           Against                     Abstained                   Broker Non-Votes
----------------------------- --------------------------- --------------------------- -----------------------
7,169,989                     182,795                     29,527                      7,672,835
----------------------------- --------------------------- --------------------------- -----------------------

Accordingly, the proposal was approved.

4. To approve the issuance of shares underlying the convertible debentures we issued on October 25, 2004 at a conversion price less than $2.20 per share if antidilution provisions under the terms of the convertible debentures so require.

The results of which were as follows:

----------------------------- --------------------------- --------------------------- -----------------------
For                           Against                     Abstained                   Broker Non-Votes
----------------------------- --------------------------- --------------------------- -----------------------
6,036,574                     1,317,350                   27,717                      7,672,835
----------------------------- --------------------------- --------------------------- -----------------------

Accordingly, the proposal was approved.

5. To approve the issuance of shares underlying the warrants we issued October 25, 2004 at an exercise price per share less than $1.91 if antidilution provisions under the terms of the warrants so require

The results of which were as follows:

----------------------------- --------------------------- --------------------------- -----------------------
For                           Against                     Abstained                   Broker Non-Votes
----------------------------- --------------------------- --------------------------- -----------------------
6,036,133                     1,316,635                   29,273                      7,672,835
----------------------------- --------------------------- --------------------------- -----------------------

Accordingly, the proposal was approved.

6. To ratify the selection of BDO Seidman, LLP as the Company's independent registered public accountant for 2005; and

The results of which were as follows:

------------------------------ -------------------------- ---------------------------
For                            Against                    Abstained
------------------------------ -------------------------- ---------------------------
15,001,281                     36,081                     17,514
------------------------------ -------------------------- ---------------------------

Accordingly, the proposal was approved.

ITEM 6. REPORTS ON FORM 8-K

31.1 Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

During the fiscal quarter ended June 31, 2005, we filed with the Securities and Exchange Commission Current Reports on Form 8-K as follows:

On June 29, 2005, we filed a Current Report on Form 8-K regarding the distribution agreement we entered into with Med1Online, pursuant to which Diomed appointed Med1Online as its exclusive distributor of Diomed's patented EVLT(R) endovenous laser treatment products in the OB/GYN and plastic surgery markets in the United States.

On June 30, 2005, we filed a Current Report on Form 8-K regarding the press release we filed related to the distribution agreement we entered into with Med1Online.

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

                        Date:  August 12, 2005



                        By: /s/ DAVID B. SWANK
                        ----------------------------------------
                        Name:  David B. Swank
                        Title: Chief Financial Officer, Director

                        Date:  August 12, 2005