Form 10QSB
period 2005-09-30
DIOMED HOLDINGS INC
filed 2005-11-14
CIK 1074874

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

          [X] QUARTERLY REPORT PURSUANT -TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

AS OF NOVEMBER 11, 2005, THERE WERE 19,423,728 SHARES OF COMMON STOCK, PAR VALUE $0.001, OUTSTANDING.

                     DIOMED HOLDINGS, INC. AND SUBSIDIARIES

                         QUARTERLY REPORT ON FORM 10-QSB
          FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2005

TABLE OF CONTENTS


                                                                           Page
Item Number                                                               Number
-----------                                                               ------

        Part I - Financial Information

1       Condensed Consolidated Balance Sheets -                             F-1
        September 30, 2005 (unaudited) and December 31, 2004

        Unaudited Condensed Consolidated Statements of Operations -         F-2
        Three Months and Nine Months Ended September 30, 2005 and 2004

        Unaudited Consolidated Statements of Cash Flows -                   F-3
        Nine Months Ended September 30, 2005 and 2004

        Notes to Consolidated Financial Statements (unaudited)              F-4

2       Management's Discussion and Analysis of Operations                    1

3       Controls and Procedures                                              11

        Part II - Other Information                                          11

1       Legal Proceedings                                                    11

2       Unregistered Sales of Equity Securities and Use of Proceeds          12

6       Reports on Form 8-K                                                  13

        Signatures                                                           14

Diomed Holdings, Inc.
Condensed Consolidated Balance Sheets
As of September 30, 2005 (unaudited) and December 31, 2004


Assets                                                        September 30, 2005  December 31, 2004
                                                              ------------------  -----------------
Current assets:
     Cash and cash equivalents                                    $14,800,507       $14,436,053
     Short term investments                                         1,768,908                --
     Accounts receivable, net                                       2,667,086         2,074,393
     Inventories                                                    3,102,225         2,204,385
     Note Receivable                                                  500,000                --
     Prepaid expenses and other current assets                        543,548           348,586
                                                                  -----------       -----------

          Total current assets                                     23,382,274        19,063,417

Property, plant and equipment, net                                  1,032,307           901,569
Intangible assets, net                                              4,428,938         4,482,091
Other assets                                                          319,053           896,320
                                                                  -----------       -----------

Total assets                                                      $29,162,572       $25,343,397
                                                                  ===========       ===========

Liabilities and stockholders' equity
Current liabilities:
     Accounts payable                                             $ 3,809,985       $ 2,092,562
     Accrued expenses and other                                     2,216,109         1,894,908
     Bank line of credit                                              193,329                --
     Current portion of deferred revenue                              228,030           148,402
     EVLT(R) technology payable ($500,000 face value, net
     of $14,610 debt discount at September 30, 2005 and
     $1,000,000 face value, net of $66,733 debt discount at
     December 31, 2004                                                485,390           933,267
     Warrant liability                                              1,861,328                --
                                                                  -----------       -----------

          Total current liabilities                                 8,794,171         5,069,139
                                                                  -----------       -----------

Deferred revenue, net of current portion, and other                   162,680           211,347
Convertible debt ($3,712,000 face value, net of
$1,177,803 debt discount at September 30, 2005
and $7,000,000 face value, net of $2,183,151 debt
discount at December 31, 2004)                                      2,534,197         4,816,849
EVLT(R) technology payable ( $250,000 face value,
net of $4,902 debt discount at December 31, 2004),
net of current portion                                                     --           245,098
                                                                  -----------       -----------
                                                                    2,696,877         5,273,294

          Total liabilities                                        11,491,048        10,342,433
                                                                  -----------       -----------

Convertible preferred stock, par value $0.001,
  20,000,000 shares authorized, 4,000,000 shares
  issued and outstanding                                            7,755,000                --
                                                                  -----------       -----------

Stockholders' equity                                                9,916,524        15,000,964
                                                                  -----------       -----------

Total liabilities and stockholders' equity                        $29,162,572       $25,343,397
                                                                  ===========       ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

Diomed Holdings, Inc.
Unaudited Condensed Consolidated Statements of Operations

                                                       Three Months                            Nine Months
                                                           Ended                                  Ended
                                                        September 30,                          September 30,
                                                  2005                2004                2005                2004
                                              ------------        ------------        ------------        ------------
Revenues                                      $  4,582,840        $  3,276,464        $ 13,488,120        $  9,408,769

Cost of revenues                                 2,511,536           1,959,384           7,325,127           5,822,032
                                              ------------        ------------        ------------        ------------

Gross profit                                     2,071,304           1,317,080           6,162,993           3,586,737
                                              ------------        ------------        ------------        ------------

Operating expenses:
     Research and development                      403,498             453,578           1,150,712           1,123,181
     Selling and marketing                       2,080,723           1,708,391           6,693,660           4,865,889
     General and administrative                  1,811,921           1,712,727           5,475,535           4,521,375
                                              ------------        ------------        ------------        ------------

          Total operating expenses               4,296,142           3,874,696          13,319,907          10,510,445
                                              ------------        ------------        ------------        ------------

          Loss from operations                  (2,224,838)         (2,557,616)         (7,156,914)         (6,923,708)
                                              ------------        ------------        ------------        ------------

Interest expense, non-cash                          98,904                  --           1,502,760                  --
Interest expense, net, cash-based                   35,405              15,433             187,773              37,194
                                              ------------        ------------        ------------        ------------
    Total interest expense                         134,309              15,433           1,690,533              37,194
                                              ------------        ------------        ------------        ------------

Net loss                                      $ (2,359,147)       $ (2,573,049)       $ (8,847,447)       $ (6,960,902)
                                              ============        ============        ============        ============

Less:  Preferred stock dividends                  (762,656)                 --            (762,656)                 --
                                              ------------        ------------        ------------        ------------

   Net loss applicable to common
     stockholders                             $ (3,121,803)       $ (2,573,049)       $ (9,610,103)       $ (6,960,902)
                                              ============        ============        ============        ============
   Basic and diluted net loss per share       $      (0.16)       $      (0.18)       $      (0.50)       $      (0.50)
                                              ============        ============        ============        ============

   Basic and diluted weighted average
     common shares outstanding                  19,423,728          14,606,422          19,143,276          14,041,892
                                              ============        ============        ============        ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

DIOMED HOLDINGS, INC.
Unaudited Consolidated Statements of Cash Flows

                                                                         Nine Months Ended September 30,
                                                                             2005                2004
                                                                         ------------        ------------
Cash flows from operating activities:
          Net loss                                                       $ (8,847,447)       $ (6,960,902)
          Adjustments to reconcile net loss
          to net cash used in operating activities:
                  Depreciation and amortization                               688,545             712,989
                  Amortization of EVLT(R) discount                             57,025              85,529
                  Fair value of stock options for services                     35,440              62,231
                  Non-cash interest expense                                 1,502,760                  --
                  Changes in operating assets and liabilities:
                         Accounts receivable                                 (592,694)           (690,865)
                         Inventories                                         (897,840)           (404,224)
                         Prepaid expenses and other current assets           (194,963)           (277,211)
                         Deposits                                             175,277            (206,567)
                         Accounts payable                                     952,423           1,037,844
                         Accrued expenses and deferred revenue                392,330            (240,780)
                                                                         ------------        ------------

Net cash used in operating activities                                      (6,729,144)         (6,881,956)
                                                                         ------------        ------------

Cash flows from investing activities:
                  Purchase of property and equipment                         (406,048)           (331,349)
                  Note receivable - Luminetx                                 (500,000)                 --
                  Purchase of short term investments                       (1,749,323)                 --
                                                                         ------------        ------------

Net cash used in investing activities                                      (2,655,371)           (331,349)
                                                                         ------------        ------------

Cash flows from financing activities:
                  Payments on promissory notes                                     --            (936,000)
                  Net proceeds/(payments) on bank borrowings                  193,329            (261,676)
                  Payments on EVLT(R) purchase obligation                    (750,000)           (750,000)
                  Proceeds from the exercise of warrants                      404,903                  --
                  Net proceeds from equity financing                               --           2,723,620
                  Proceeds from preferred stock financing                  10,000,000                  --
                  Payments on capital lease obligations                       (40,168)            (33,378)
                                                                         ------------        ------------

Net cash provided by financing activities                                   9,808,064             742,566
                                                                         ------------        ------------

Effect of exchange rate changes                                               (59,095)           (102,775)
                                                                         ------------        ------------

Net increase (decrease) in cash and cash equivalents                          364,454          (6,573,514)

Cash and cash equivalents, beginning of period                             14,436,053          13,398,075
                                                                         ------------        ------------

Cash and cash equivalents, end of period                                 $ 14,800,507        $  6,824,561
                                                                         ============        ============

Supplemental disclosure of cash flow information:
          Cash paid for interest                                         $    228,647        $     20,053
                                                                         ============        ============

          Fair value of warrants exchanged for distribution rights       $    332,630        $         --
                                                                         ============        ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

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

Short-term Investments

Marketable debt and equity securities with original maturities greater than three months are classified as short-term investments. Investments designated as short-term consist of U.S. agency discount notes and corporate bonds, are classified as available-for-sale, and are reported at fair value using the specific identification method. Unrealized gains and losses, net of related tax effects are reflected in other comprehensive income (loss) until realized.

Interest Expense and Other Financing Costs

The Company has issued options and warrants to non-employees from time to time as payment for services. In all of these cases, the Company applies the principles of SFAS No. 123 "Accounting for Stock-based Compensation" to value these awards, which inherently include a number of estimates and assumptions including stock price volatility factors. In addition to interest expense, the Company records financing and certain offering costs associated with its capital raising efforts in its statements of operations. These include amortization of debt issue costs such as cash, warrants and other securities issued to finders and placement agents, and amortization of debt discount created by in-the-money conversion features on convertible debt accounted for in accordance with Emerging Issues Task Force ("EITF") Issue 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," and Issue 00-27, "Application of Issue 98-5 to Certain Convertible Instruments," by other securities issued in connection with debt as a result of allocating the proceeds amongst the securities in accordance with Accounting Principles Board ("APB") Opinion No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants", based on their relative fair values. The Company based the estimates and assumptions on the best information available at the time of valuation, however, changes in these estimates and assumptions could have a material effect on the valuation of the underlying instruments.

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)


(a) RECLASSIFICATIONS

Certain reclassifications have been made in the prior year consolidated financial statements to conform to the current year's presentation.

(b) INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out) or market. Work-in-progress and finished goods consist of materials, labor and manufacturing overhead. Inventories consist of the following:


                                        September 30,           December 31,
                                             2005                   2004
                                          ----------             ----------
Raw Materials                             $1,549,171             $  838,390
Work-in-Process                              810,300                502,905
Finished Goods                               742,754                863,090
                                          ----------             ----------
                                          $3,102,225             $2,204,385
                                          ==========             ==========


(c) ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company accounts for its employee stock-based compensation plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees utilizing the intrinsic value method. Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the market price over the exercise price of the Company's stock at the date of the fixed grant. Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, establishes a fair value-based method of accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative under SFAS No. 123, with respect to its employee stock compensation plan, which requires disclosure of the proforma effects on net loss and loss per share as if SFAS No. 123 had been adopted as well as certain other information.


                                               Three Months Ended September 30,         Nine Months Ended September 30,
                                               --------------------------------        --------------------------------
                                                   2005                2004                2005                2004
                                               ------------        ------------        ------------        ------------
Net loss applicable to common
  stockholders as reported:                    $ (3,121,803)       $ (2,573,049)       $ (9,610,103)       $ (6,960,902)
Deduct: total stock-based
        employee compensation
        expense determined under
        the fair value-based
        method for all awards,
        net of tax                                 (426,732)           (107,317)         (1,255,352)           (596,573)
                                               ------------        ------------        ------------        ------------

  Proforma net loss                            $ (3,548,535)       $ (2,680,366)       $(10,865,455)       $ (7,557,475)
                                               ============        ============        ============        ============

  Loss per share:
         Basic and diluted - as reported       $      (0.16)       $      (0.18)       $      (0.50)       $      (0.50)
                                               ============        ============        ============        ============

         Basic and diluted - proforma          $      (0.18)       $      (0.18)       $      (0.57)       $      (0.54)
                                               ============        ============        ============        ============

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

(d) COMPREHENSIVE INCOME

SFAS No. 130, Reporting Comprehensive Income, requires disclosure of all components of comprehensive income (loss). Comprehensive income is defined as the change in stockholders' equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive net loss for all periods presented is as follows:

                                                     Three Months                            Nine Months
                                                        Ended                                    Ended
                                                     September 30,                           September 30,
                                              ------------------------------        ------------------------------
                                                 2005               2004               2005               2004
                                              -----------        -----------        -----------        -----------
Net loss                                      $(2,359,147)       $(2,573,049)       $(8,847,447)       $(6,960,902)
Unrealized holding gain (loss)
  on marketable securities, net of
  related tax effects                               1,768                 --               (331)                --
Foreign currency translation adjustment           140,636             (7,173)           (42,836)           (94,041)
                                              -----------        -----------        -----------        -----------
Comprehensive loss                            $(2,216,743)       $(2,580,222)       $(8,890,614)       $(7,054,943)
                                              ===========        ===========        ===========        ===========

(e) MARKETABLE SECURITIES

U.S. Agency Notes and Corporate Bonds, are classified as "available-for-sale securities" and reported at fair value, with unrealized gains and losses excluded from operations and reported as a component of accumulated other comprehensive income (loss), net of the related tax effects, in stockholders' equity.

Marketable securities, at September 30, 2005, all of which mature within one year, consist of the following:


                                  Amortized Cost     Fair Value
                                    ----------       ----------
Available-for-sale securities

U.S. Agency Notes                   $1,270,380       $1,270,113

Corporate Bonds                        498,859          498,795
                                    ----------       ----------
                                    $1,769,239       $1,768,908
                                    ==========       ==========

Gross unrealized gain for the three months ended September 30, 2005 totaled $1,768 and the gross unrealized loss for the nine months ended September 30, 2005 totaled $331.

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

(f) NET LOSS PER SHARE

Net loss per share is computed based on the guidance of SFAS No. 128, Earnings per Share. SFAS No. 128 requires companies to report both basic loss per share, which is based on the weighted average number of common shares outstanding, and diluted loss per share, which is based on the weighted average number of common shares outstanding and the dilutive potential common shares outstanding using the treasury stock method. The calculation of net loss applicable to common stockholders for the three month and nine month periods ended September 30, 2005 includes $763,000 in non-cash dividends accreted on preferred stock as a result of the beneficial conversion feature and the fair value adjustment to present preferred stock at its exchangeable value related to the September 30, 2005 Private Placement.

As a result of the losses incurred by the Company for the three and nine month periods ended September 30, 2005 and 2004, respectively, all potential common shares were antidilutive and were excluded from the diluted net loss per share calculations. The following table summarizes securities outstanding as of each of the periods, which were not included in the calculation of diluted net loss per share since their inclusion would be antidilutive.

                        Three Months Ended September 30,  Three Months Ended September 30,
                            ---------       ---------       ---------       ---------
                               2005            2004            2005            2004
                            ---------       ---------       ---------       ---------
Common stock options        1,711,225       1,017,006       1,711,225       1,017,006
                            =========       =========       =========       =========

Common stock warrants       5,198,452         882,625       5,198,452         882,625
                            =========       =========       =========       =========

Convertible debt            1,620,961              --       1,620,961              --
                            =========       =========       =========       =========

Preferred stock             4,000,000              --       4,000,000              --
                            =========       =========       =========       =========


(4) LINE OF CREDIT ARRANGEMENTS

Diomed, Ltd., the Company's United Kingdom-based subsidiary, utilizes an overdraft facility as well as an accounts receivable line of credit with Barclays Bank, limited to the lesser of (GBP)100,000 ($177,000 at September 30, 2005), or 80% of eligible accounts receivable. The credit line bears interest at a rate of 3% above Barclays base rate of 4.5% at September 30, 2005, and borrowings are due upon collection of receivables from customers. As security for the line of credit, Barclays Bank has a lien on all of the assets of Diomed Ltd., excluding certain intellectual property. As of September 30, 2005 and 2004, there was approximately $193,329 and $0, respectively outstanding under these credit facilities.

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

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

The exercise price and vesting are determined by the Board of Directors at the date of grant. Options generally vest over two to four years, and expire 10 years after the date of grant. Incentive stock options under the Plans are granted at not less than fair market value per share of Common Stock on the date of grant, or 110% of fair market value for any stockholder who holds more than 10% of the total combined voting power of all classes of stock of the Company.

As of September 30, 2005, 1,526,818 options and other incentive stock awards were available for future grants under the 2003 Omnibus Plan. In addition, 2,542 options were available under the 2001 Plan as of September 30, 2005.

A summary of stock option activity for the 2003 Omnibus Plan, the 2001 Plan and the 1998 Plan is as follows:

                                      Range of Exercise                       Weighted Average
                                           Price            Number of Shares    Exercise Price
                                      --------------------------------------------------------
Outstanding, December 31, 2004        $2.00 - $205.75           1,076,318        $        8.12
  Granted                              2.24 -    4.30             680,738                 4.13
  Forfeited                            2.85 -  205.75             (45,831)               13.10
                                      --------------------------------------------------------

Outstanding, September 30, 2005       $2.00 - $205.75           1,711,225        $        6.05
                                      ========================================================

Exercisable, September 30, 2005       $2.00 - $205.75             799,955        $        7.89
                                      ========================================================

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

The following table summarizes currently outstanding and exercisable options as of September 30, 2005.

                                                OUTSTANDING                     EXERCISABLE
                                    --------------------------------    --------------------------
                                                    Weighted Average              Weighted Average
 Exercise Price          Shares     Remaining Life*  Exercise Price      Shares    Exercise Price
--------------      -------------   -------------    ------------       -------------------------
 $ 2.00 - $11.50        1,679,861            8.61       $    4.61         770,666       $    4.91
  26.00 - 50.00            18,256            6.07           35.32          16,231           35.84
  56.25 - 88.50               814            5.67           61.40             764           61.74
 100.00 - 164.00           11,974            2.32          152.20          11,974          152.20
$201.25 - $205.75             320            1.08          205.75             320          205.75
                     ------------                       ---------       ---------       ---------
                        1,711,225                       $    6.05         799,955         $  7.89
                     ============                       =========       =========================


* Weighted average remaining contractual life (in years).

(b) A summary of warrant activity is as follows:

                                                                                           Weighted Average
                                Range of Exercise                      Weighted Average  Remaining Contractual
                                     Price         Number of Shares     Exercise Price      Life (In Years)
                                -------------------------------------------------------------------------
Outstanding, December 31, 2004  $0.025 -  $87.50       2,991,263       $        2.18                 4.82
  Granted                         2.50 -    2.90       2,400,000                2.60                 4.96
  Exercised                       2.10                  (192,811)               2.10                   --
                                -------------------------------------------------------------------------

Outstanding, September 30, 2005  $0.025 - $87.50       5,198,452       $        2.38                 4.31
                                =========================================================================

Exercisable, September 30, 2005  $0.025 - $87.50       5,198,452       $        2.38                 4.31
                                =========================================================================

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)


(6) DISTRIBUTION AGREEMENT WITH LUMINETX CORPORATION

On August 5, 2005, the Company entered into a distribution agreement with Luminetx Corporation ("Luminetx"), pursuant to which Luminetx appointed Diomed as a distributor and granted Diomed an exclusive right to distribute and sell Luminetx' patented biomedical imaging system known as the VeinViewer(TM) Imaging System. The agreement is for an initial term of three years following the initial date that Luminetx delivers the VeinViewer(TM) product to Diomed, which is expected to occur on or before January 31, 2006. The specific market covered by this agreement includes those physicians who perform sclerotherapy, phlebectomies or varicose vein treatments, initially in the United States and the United Kingdom, with additional territories to be negotiated as VeinViewer(TM) receives regulatory clearance in other countries, on terms to be agreed. The Company loaned $500,000 to Luminetx on August 5, 2005, and the Company will invest an additional $500,000 in Luminetx when Luminetx delivers to the Company a minimum number of VeinViewer(TM) systems, as specified in the distribution agreement. The note matures on August 5, 2006, bears interest at 5% per annum and is convertible into Luminetx's common or preferred stock if Luminetx completes an arms-length stock financing with a minimum of $3,000,000 raised or upon a change of control of Luminetx.

The Company also issued warrants to purchase up to 600,000 shares of our common stock. The warrants have an exercise price of $2.90 per share, become exercisable when the underlying shares are listed with the American Stock Exchange and cease to be exercisable on the earlier of five years from full vesting, August 5, 2011 and the date of termination of the Distribution Agreement. The warrant is exercisable as to 50% of the underlying shares, with the remainder becoming exercisable when Luminetx has both (A) produced at least 100 units of the system and (B) Diomed shall have accepted delivery of at least 25 units of the system.

In accordance with Emerging Issues Task Force Number 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services", the fair value of the distribution rights of $332,630 is being amortized over the 3 year period of the distribution agreement commencing on the date that distribution agreement was executed, August 5, 2005. The Company recorded the fair value of the warrants using the Black-Scholes model

The Company converted the $500,000 loan to Luminetx into 250,000 shares of Luminetx preferred stock, convertible into common stock on a share-for-share basis, and warrants to purchase 50,000 shares of Luminetx common stock at $2.00 per share, exercisable for five years, as part of an $11 million private placement financing that Luminetx announced on November 4, 2005. The Company will invest the remaining $500,000 of the loan commitment to Luminetx for preferred stock and warrants on the same terms. When Luminetx delivers to the Company a minimum number of Vein Viewer (TM) Systems, as specified in the distribution agreement.

(7) SEPTEMBER 30, 2005 PRIVATE PLACEMENT FINANCING AND WARRANT LIABILITY

On September 30, 2005 the Company completed a private placement which resulted in gross proceeds of $10 million. In connection with this private placement, the Company sold 4,000,000 shares of preferred stock at a price of $2.50 per share and issued warrants to purchase up to 1,600,000 shares of common stock. The warrants have a term of 5 years and an exercise price equal to $2.50. The Investors may exchange shares of Preferred Stock for shares of Common Stock. Each share of Preferred Stock may be exchanged for that number of shares of Common Stock that equals the issue price of the Preferred Stock ($2.50) divided by an exchange rate, initially set at $2.50 and subject to reduction in the case of dilutive issuances.

Under the terms of the private placement, the Company has agreed to file a Form SB-2 registration statement with the Commission covering the shares of Common Stock that are issuable upon exchange under the Share Exchange Agreement and the Common Stock that is issuable upon exercise of the Warrants. The Company agreed to file the registration statement within 45 days of the date of the Registration Rights Agreement, which the Company has complied with, having filed a registration statement on November 9, 2005. The Company agreed to use its best efforts to cause the registration statement to be declared effective within 120 days of the closing date of the purchase and sale of the Preferred Stock and the Warrants. If the Company fails to comply, the Company will have to pay liquidated damages of 3% per month of the aggregated purchase price paid by investors for the Preferred Stock.

In accordance with Emerging Issues Task Force (EITF) number 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments", (EITF 00-27) the Company allocated the proceeds received in the financing between the preferred stock and the warrants based on their relative fair values. Then the Company compared the proceeds allocated to the preferred stock to the fair value of the common stock that would be received upon conversion to determine if a beneficial conversion feature existed. The Company determined that a beneficial

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)


conversion feature of $381,328 existed and, in accordance with EITF 00-27, amortized that amount immediately to the value of the preferred stock, as the preferred stock is immediately convertible. Further, as the fair value was less than the conversion value, the Company recorded $381,328 as an increase to the carrying value with an offset to additional paid-in capital. In accordance with EITF 98-5 this combined adjustment of $762,656 is analogous to a dividend and recognized as a return to the shareholders and has been included in Preferred Stock Dividends in the Company's calculation of Net Loss Applicable to Common Stockholders and Basic and Diluted Net Loss Per Share.

The Company further reduced the carrying value of the preferred stock by $765,000 for specific incremental costs directly attributable to the transaction including; investment banking, legal and professional fees.

EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" (EITF 00-19) requires freestanding contracts that are settled in a Company's own stock, including common stock warrants, to be designated as an equity instrument, assets or liability. Under the provisions of EITF 00-19, a contract designated as an asset or liability must be carried at fair value until the contract meets the requirements for classification as equity, until the contract is exercised or until the contract expires.

According to the terms of the transaction, the Company is subject to certain liquidated damages under the Registration Rights agreement if the Company cannot obtain and maintain effectiveness of a registration statement. Since the liquidated damages had no contractual maximum, the Company determined that the liquidated damages were onerous and thus, could result in net-cash settlement of the transaction in accordance with EITF 00-19. The Company valued the warrants using the Black-Scholes model. The Company recorded a warrant liability of $1,861,328 based on the relative fair value in accordance with EITF 00-27. Because the warrants are classified as a liability, any changes in fair value will be recorded as non-cash interest expense in the Statements of Operations until the warrants are exercised, terminated or expired.

As the preferred stock includes stated dividend rates that increase over time, from a rate considered below market, the Company will amortize an incremental amount which together with the stated rate for the period results in a constant dividend rate in accordance with Securities Exchange Commission Staff Accounting Bulletin Topic 5Q. The Company determined that the present value of the incremental dividends of $1,371,429 will be amortized over the period preceding the perpetual dividend rate using an effective interest rate of 16.5%. The Company will increase the carrying value of the preferred stock with an offset to Additional Paid-in Capital periodically and reduce the carrying value when paid. These dividends will be included in Preferred Stock Dividends in the Company's calculation of Net Loss Applicable to Common Stockholders and Basic and Diluted Net Loss Per Share.

In addition to the warrants we issued to the investors, we also issued warrants to purchase up to 200,000 shares of common stock to the three holders of our convertible debentures we issued in October 2004, as an inducement to, and in consideration for, the debenture holders' waiver of certain negative covenants that would have been violated by the financing had the debenture holders not waived. These warrants were valued using the Black-Scholes model. As a result, the Company recorded an additional debt discount to the September 28, 2004 convertible debentures of $256,969 which will be amortized to non cash interest expense over the remaining term of the Notes.

The holders of the warrants may exercise their warrants by paying the Company cash equal to the exercise price of the warrants, $2.50, or by means of a "cashless exercise" instead of paying cash to the Company upon exercise, in which case the holder shall be entitled to receive a certificate for the number of warrant shares equal to the quotient obtained by dividing [(A-B) (X)] by (A), where;

      (A) = the VWAP (as defined in the Warrant Agreement) on the Trading of exercise;

      (B) = the then current Exercise Price of the warrant, and

      (X) = the number of warrant shares issuable upon exercise of the warrant by means of a cash exercise rather than a cashless exercise

Because of this cashless exercise feature, the Company may not receive any proceeds from the exercise of warrants (although the Company will issue a net number of shares that is less than the total of 1,800,000 face amount of the warrants).

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

(8) SEGMENT REPORTING

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

This table presents revenues by reportable segment:

                               Three Months Ended                    Nine Months Ended
                                  September 30,                         September 30,
                           -----------------------------       -----------------------------
                               2005              2004              2005              2004
                           -----------       -----------       -----------       -----------
Laser systems              $ 2,193,635       $ 1,878,281       $ 6,762,513       $ 5,537,152

Fibers, accessories,
and  service                 2,389,205         1,398,183         6,725,607         3,871,617
                           -----------       -----------       -----------       -----------

            Total          $ 4,582,840       $ 3,276,464       $13,488,120       $ 9,408,769
                           ===========       ===========       ===========       ===========

The following table represents percentage of revenues and long-lived assets by geographic destination:

                          % of Revenue                        Long-lived Assets
                  Nine Months Ended September 30,       ---------------------------
                  ----------------------------         September 30,     December 31,
                       2005              2004              2005             2004
                    ----------        ----------        ----------       ----------
      United States         75%               64%       $5,456,575       $5,769,521
      Asia/Pacific          14%               25%               --               --
      Europe                 8%               11%          323,723          510,459
      Other                  3%                0%               --               --
                    ----------        ----------        ----------       ----------
      Total                100%              100%       $5,780,298       $6,279,980
                    ==========        ==========        ==========       ==========

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

(9) COMMITMENTS AND CONTINGENCIES

On July 21, 2005, a lawsuit was filed against the Company in the United States District Court for the Northern District of California by VNUS Medical Technologies, Inc., alleging infringement of U.S. patents Nos. 6,258,084, 6,638,273, 6,752,803, and 6,769,433. The complaint was served on the Company on July 27, 2005. On September 15, 2005, the Company filed an answer denying the allegations of infringement, and counterclaiming against VNUS for a declaration that none of the patents are infringed and that they are all invalid. On October 12, 2005, VNUS served an amended complaint adding two additional parties, AngioDynamics, Inc. and Vascular Solutions, Inc., as defendants. On October 31, 2005, the Company filed an answer to the First Amended Complaint, again denying the allegations of infringement, and counterclaiming against VNUS for a declaration that none of the patents are infringed, that they are all invalid, and that two of VNUS's patents are unenforceable for inequitable conduct. An initial scheduling conference for the case has been set for December 2, 2005. The Company intends to continue defending this case.

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

Insofar as legal proceedings other than patent litigation are concerned, from time to time the Company is the defendant in legal and administrative proceedings and claims of various types. Although any such litigation contains an element of uncertainty, management, in consultation with the Company's general counsel, presently believes that the outcome of such proceedings or claims which are pending or known to be threatened, or all of them combined, will not have a material adverse effect on the Company.

(10) SUBSEQUENT EVENTS

The Company converted the $500,000 loan to Luminetx into 250,000 shares of Luminetx preferred stock, convertible into common stock on a share-for-share basis, and warrants to purchase 50,000 shares of Luminetx common stock at $2.00 per share, exercisable for five years, as part of an $11 million private placement financing that Luminetx announced on November 4, 2005. The Company will invest the remaining $500,000 of the loan commitment to Luminetx for preferred stock and warrants on the same terms, when Luminetx delivers to the Company a minimum number of VeinViewer(TM) systems, as specified in the distribution agreement.

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

In view of our relatively limited operating history, we have limited experience forecasting our revenues and operating costs. Therefore, we believe that period-to-period comparisons of financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. To date, the Company has incurred substantial costs to create or acquire our products. As of September 30, 2005, we had an accumulated deficit of approximately $78 million including $17.5 million in non-cash interest expense. We may continue to incur operating losses due to spending on research and development programs, clinical trials, regulatory activities, and sales, marketing and administrative activities. This spending may not correspond with any meaningful increases in revenues in the near term, if at all. As such, these costs may result in losses until such time as the Company generates sufficient revenue to offset such costs.

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

EVLT(R) was our primary source of revenue in the three months and nine-months ended September 30, 2005, and will continue to be a primary source of revenue for the remainder of 2005. We believe that EVLT(R) will achieve a high level of commercial acceptance due to its relative short recovery period, immediate return to the patient's normal routine barring vigorous physical activities, reduced pain and minimal scarring and reduced costs compared to other treatments for varicose veins. We developed our EVLT(R) product line as a complete clinical solution and marketing model, including a laser, disposable kit, clinical training, customized marketing programs plus other complimentary products that support our basic EVLT(R) strategy, to assist office-based and hospital-based physicians in responding to the growing demand for treatment of varicose veins in a minimally invasive manner. We have also published a health insurance reimbursement guide to assist physicians in the reimbursement submission process. We believe that these attributes, in addition to EVLT(R)'s superior clinical trial results, favorable peer reviews and comparatively larger and longer follow-up data reports provide EVLT(R) with a competitive advantage over competing traditional and minimally invasive varicose vein treatment products.

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

We primarily utilize a direct sales force to market our products in the United States and a network of more than 30 distributors to market our products abroad. In June 2005, we entered into an exclusive distribution agreement with Colorado-based Med1 Online, Inc., a leading online distributor of capital medical equipment in the United States. Under the terms of the three-year renewable distribution agreement, Med1Online acquired exclusive distribution rights to market our EVLT(R) product line to the OB/GYN and plastic surgery physician market segments in the United States. We currently employ 18 EVLT(R) sales representatives, two regional sales managers and four clinical specialists, including one training manager, in support of our field sales efforts. These clinical specialists assist in physician training and post-sales support, freeing our sales representatives to focus on new sales opportunities. We plan to fill two open sales territories and plan to add three sales development personnel to focus on VeinViewer(TM) sales.

We have developed and maintain a website - www.EVLT.com - to assist both patients and physicians. EVLT.com provides patients with education about treatment options and benefits of EVLT(R) and provides physicians with education about the EVLT(R) procedure. At www.EVLT.com, patients can also locate the nearest physician performing EVLT(R) by inputting their city and state. We also maintain a corporate website - www.diomedinc.com - to provide information about us and our physician support iniatives, among other things.

We currently focus on the development and growth of EVLT(R) sales both domestically and internationally. We also plan to expand our product offerings to include VeinViewer(TM) to physicians performing sclerotherapy, phlebectomies or varicose vein treatments, in North American and the United Kingdom under our exclusive distribution agreement with Luminetx. We also support the development and approval of applications for PDT products and the development of enhancements to our products in order to further improve their quality, effectiveness and manufacturability. Our management team focuses on developing and marketing solutions that address serious medical problems that present significant market opportunities. Our determinations are based upon the number of procedures that may be conducted in a market and projections of the associated revenue. Currently, EVLT(R) applications fall within this guideline, and we believe that photodynamic therapy may have the potential to do so as well at some time in the future. However, EVLT(R), and not PDT, is the emphasis of our current business plan.

(2) RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2004

REVENUE

Diomed delivered revenue for the three months ended September 30, 2005 of $4,583,000, increasing approximately $1,306,000, or 40%, from $3,276,000 for the three months ended September 30, 2004. Revenue from the EVLT(R) product line increased 56% over the three months ended September 30, 2004, including North America EVLT(R) growth of 82%, demonstrating the continued and growing acceptance of EVLT(R) by the medical community and patients alike.

For the three months ended September 30, 2005, approximately $2,194,000, or 48%, of our total revenue was derived from laser sales, as compared to approximately $1,878,000, or 57%, in the three months ended September 30, 2004. In the three months ended September 30, 2005, approximately $2,389,000, or 52%, of our total revenues were derived from sales of disposable fibers and kits, accessories and service, as compared to approximately $1,398,000, or 43%, in the same period in 2004. We expect the proportion of revenue derived from disposables to increase as we establish a larger base of installed lasers and the number of EVLT(R) procedures performed grows.

The increase in revenue is attributable primarily to:

      - increased penetration of EVLT(R) in the market for treating varicose veins by minimally invasive means,

      - the compounding impact of the recurring revenue stream from disposable product sales to both new and existing customers,

      - the impact of new sales management and development of our sales team, and

      - the impact of increased acceptance of the EVLT(R) procedure by the medical community and expanded reimbursement coverage by health care insurers, including the establishment of reimbursement codes for EVLT(R) by the American Medical Association and the Center for Medicare and Medicaid Services, effective January 1, 2005.

Revenues for the period ended September 30, 2005 were negatively impacted by Hurricanes Katrina and Rita, which we believe resulted in the deferral of three to five EVLT(R) laser sales (representing revenues of between approximately $100,000 to $150,000) in the affected regions. We expect that we will complete these sales in future periods.

COST OF REVENUE AND GROSS PROFIT

Cost of revenue for the three months ended September 30, 2005 was $2,512,000, increasing approximately $552,000, or 28%, from $1,959,000 for the three months ended September 30, 2004. The increase in cost of revenue in 2005 was driven by the corresponding increase in the number of lasers and disposable products sold, offset, on a percentage of sales basis, by the leverage of fixed manufacturing costs across a greater number of units, and improved material costs. Cost of revenue, as a percentage of sales, decreased from 60% to 55% on a year-to-year basis.

Gross profit for the three months ended September 30, 2005 was $2,071,000, increasing approximately $754,000 from $1,317,000 from the three months ended September 30, 2004. On a percent-of-sales-basis, the gross margin increased from 40% to 45%. The increase in gross profit in the third quarter of 2005 was driven by fixed cost leverage of the incremental sales volume as well as improvements in material costs. The Company believes that in the future, gross profit as a percentage of sales may reach 60%, assuming increases in sales volume that may occur after completion of the `777 patent litigation.

OPERATING EXPENSES

RESEARCH AND DEVELOPMENT EXPENSES for the three months ended September 30, 2005 were $404,000, a decrease of $50,000, or 11%, from the three months ended September 30, 2004. R&D expenditures are expected to remain at this level as we continue to drive product functionality, cost improvements, and other enhancements.

SELLING AND MARKETING EXPENSES for the three months ended September 30, 2005 were $2,081,000, an increase of $372,000, or 22%, over 2004, but decreased $225,000 or 10% from the second quarter of 2005. The increase from the three months ended September 30, 2004 was driven by higher sales commissions of $112,000 resulting from the increased sales volume, and increased sales and marketing expenditures in support of the sales efforts to drive the growing commercialization of EVLT(R). Sales and marketing expenditures are expected to increase with corresponding increases in revenue to support the continued commercialization of EVLT(R).

GENERAL AND ADMINISTRATIVE EXPENSES for the three months ended September 30, 2005 were $1,812,000, an increase of $99,000, or 6%, from the same period in 2004, but decreased $281,000 or 13% from the second quarter of 2005. The increase from the three months ended September 30, 2004 was primarily attributable to incremental legal fees of $224,000, which totaled $718,000 for the quarter, as well as Sarbanes-Oxley compliance costs of $106,000, offset by other administrative costs savings. Legal expenses included $676,000 for the continuing cost of patent litigation commenced during 2004 against four competitors and the theft of trade secrets litigation initiated in the fourth quarter of 2003. We expect general and administrative costs to decrease to a more normalized run rate in the fourth quarter after the discovery phase of the `777 patent litigation is completed.

LOSS FROM OPERATIONS

Loss from operations for the three months ended September 30, 2005 was $2,225,000, a decrease of approximately $333,000 from the three months ended September 30, 2004, as incremental gross profit from an increased revenue base offset the increase in legal costs related to our patent litigation.

NET LOSS

Net loss for the three months ended September 30, 2005 was $2,359,000 compared to $2,573,000 for the third quarter of 2004. As a result of the relevant accounting for the preferred stock and warrants issued in the private placement financing completed on September 30, 2005, on an ongoing basis, the Company has valued the 1,800,000 warrants using the Black-Scholes model and any subsequent changes in the fair value will be included as Non-Cash Interest Expense for as long as the warrants are outstanding.

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS

Net loss applicable to common stockholders was $3,122,000, or $0.16 per share, for the three months ended September 30, 2005 compared to $2,573,000, or $0.18 per share, for the three months ended September 30, 2004. For the three months ended September 30, 2005, net loss applicable to common stockholders includes non-cash charges of $763,000 in dividends accreted on preferred stock as a result of a beneficial conversion feature and the fair value adjustment to present preferred stock at its exchangeable value related to the September 30, 2005 Private Placement. The Company will pay cash dividends to the holders of the preferred stock on an ongoing basis at 6% for the first 18 months, 10% for months 19 to 24, and 15% thereafter for as long as the preferred stock is outstanding. In addition, because the dividend percentage is considered below market for accounting purposes, the Company will record an incremental non-cash dividend as an increase to the carrying value of the preferred stock to reflect an effective interest rate of 16.5%.

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2004

REVENUE

Diomed delivered revenue for the nine months ended September 30, 2005 of $13,488,000, increasing approximately $4,079,000, or 43%, from $9,409,000 for the nine months ended September 30, 2004. Revenue from the EVLT(R) product line increased 69% over the nine months ended September 30, 2004. North America EVLT(R) sales increased 87% including 96% growth in procedure products revenue.

For the nine months ended September 30, 2005, approximately $6,763,000, or 50%, of our total revenue was derived from laser sales, as compared to approximately $5,537,000, or 59%, in the nine months ended September 30, 2004. In the nine months ended September 30, 2005, approximately $6,726,000, or 50%, of our total revenues were derived from sales of disposable fibers and kits, accessories and service, as compared to approximately $3,872,000, or 41%, in the nine months ended September 30, 2004. We expect the proportion of revenue derived from disposables to increase as we establish a larger base of installed lasers and the number of EVLT(R) procedures performed grows.

The increase in revenue is attributable primarily to:

      - increased penetration of EVLT(R) in the market for treating varicose veins by minimally invasive means,

      - the compounding impact of the recurring revenue stream from disposable product sales to both new and existing customers,

      - the impact of new sales management and development of our sales team, and

      - the impact of increased acceptance of the EVLT(R) procedure by the medical community and expanded reimbursement coverage by health care insurers, including the establishment of reimbursement codes for EVLT(R) by the American Medical Association and the Center for Medicare and Medicaid Services, effective January 1, 2005.

Revenues for the period ended September 30, 2005 were negatively impacted by Hurricanes Katrina and Rita, which we believe resulted in the deferral of three to five EVLT(R) laser sales (representing revenues of between approximately $100,000 to $150,000) in the affected regions. We expect that we will complete these sales in future periods.

COST OF REVENUE AND GROSS PROFIT

Cost of revenue for the nine months ended September 30, 2005 was $7,325,000, increasing approximately $1,503,000, or 26%, from $5,822,000 for the same period in 2004. The increase in cost of revenue in 2005 was driven by the corresponding increase in the number of lasers and disposable products sold, offset, on a percentage of sales basis, by the leverage of fixed manufacturing costs across a greater number of units and improved materials costs. Cost of revenue, as a percentage of sales, decreased from 62% to 54% on a year-to-year basis.

Gross profit for the nine months ended September 30, 2005 was $6,163,000, increasing approximately $2,576,000 from $3,587,000 for the same period in 2004. On a percent-of-sales-basis, the gross margin increased from 38% to 46%. The increase in gross profit was driven by fixed cost leverage of the incremental sales volume as well as improvements in material costs. The Company believes that in the future gross profit as a percentage of sales may reach 60%, assuming increases in sales volume that may occur after completion of the `777 patent litigation.

OPERATING EXPENSES

RESEARCH AND DEVELOPMENT EXPENSES for the nine months ended September 30, 2005 were $1,151,000, an increase of $28,000, or 2%, from the same period in 2004. R&D expenditures are expected to remain at this level as we continue to drive product functionality, cost improvements, and other enhancements.

SELLING AND MARKETING EXPENSES for the nine months ended September 30, 2005 were $6,694,000, an increase of $1,828,000, or 38%, over 2004. The increase was driven by a significant expansion in the size of the sales force, higher sales commissions of $300,000 resulting from the increased sales volume, and increased sales and marketing expenditures in support of the sales efforts to drive the growing commercialization of EVLT(R).

GENERAL AND ADMINISTRATIVE EXPENSES for the nine months ended September 30, 2005 were $5,476,000, an increase of $954,000, or 21%, from the same period in 2004. The increase was primarily attributable to incremental legal fees of $635,000, as well as Sarbanes-Oxley compliance of $182,000 and other administrative costs. Legal expenses included the continuing cost of patent litigation against four competitors commenced during 2004.

LOSS FROM OPERATIONS

Loss from operations for the nine months ended September 30, 2005 was $7,157,000, an increase of approximately $233,000 from the same period in 2004, as incremental gross profit from an increased revenue base was primarily offset by increased legal costs related to our patent litigation.

INTEREST EXPENSE, NET

Interest expense for the nine months ended September 30, 2005 was $1,691,000, compared to $37,000 for the same period in 2004. Interest expense in the nine months ended September 30, 2005 included non-cash charges totaling $1,503,000 related to the amortization and acceleration of the debt discount related to the first quarter 2005 conversion of $3,288,000 in debt issued in the September 28, 2004 equity and debt financing. As a result of the relevant accounting for the preferred stock and warrants issued in the private placement financing completed on September 30, 2005, on an ongoing basis, the Company has valued the 1,800,000 warrants using the Black-Scholes model and any subsequent changes in the fair value will be included as Non-Cash Interest Expense for as long as the warrants are outstanding.

NET LOSS

Net loss for the nine months ended September 30, 2005 was $8,847,000 compared to $6,961,000 for the same period 2004. The expansion of Diomed's sales and marketing efforts during the year drove incremental revenue, which was offset by the increased legal costs and $1,503,000 in non-cash interest expense arising from the amortization and acceleration of debt discount from the conversion of $3,288,000 in debt in the first quarter 2005.

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS

Net loss applicable to common stockholders was $9,610,000, or $0.50 per share, compared to $6,961,000 million, or $0.50 per share, for the same period 2004. For the nine month period ended September 30, 2005, net loss applicable to common stockholders includes non-cash charges of $763,000 in dividends accreted on preferred stock as a result of a beneficial conversion feature and the fair value adjustment to present preferred stock at its exchangeable value related to the September 30, 2005 Private Placement. The Company will pay cash dividends to the holders of the preferred stock on an ongoing basis at 6% for the first 18 months, 10% for months 19 to 24, and 15% thereafter for as long as the preferred stock is outstanding. In addition, because the dividend percentage is considered below market for accounting purposes, the Company will record an incremental non-cash dividend as an increase to the carrying value of the preferred stock to reflect an effective interest rate of 16.5%.

(3) LIQUIDITY, CAPITAL RESOURCES AND CAPITAL TRANSACTIONS

CASH POSITION AND CASH FLOW

The Company has financed its operations primarily through private placements of common stock and preferred stock, and private placements of convertible notes and short-term notes and credit arrangements. The Company had cash and short term investment balances of approximately $16,569,000 and $14,436,000 at September 30, 2005 and December 31, 2004, respectively.

CASH USED IN OPERATIONS

Cash used in operations for the nine months ended September 30, 2005 was $6,729,000. The cash used in operations reflects the net loss of $8,847,000, reduced by the non-cash interest expense of $1,503,000, and working capital changes including, $300,000 in 2004 incentive compensation payments which are not expected to recur during the year.

CASH USED IN INVESTING

Cash used in investing activities for the nine months ended September 30, 2005 was approximately $2,655,000, including; purchases of available for sale securities of $1,749,000, promissory note to Luminetx of $500,000, and computer and demonstration equipment.

CASH PROVIDED BY FINANCING

Cash provided by financing activities for the nine months ended September 30, 2005 was $9,808,000. This includes; $10 million raised in the September 30, 2005 private placement, $405,000 received from the exercise of warrants we issued in the 2004 equity and debt financing, and $193,000 in bank borrowings, offset by $750,000 in payments related the current maturities of the EVLT(R) technology acquisition obligation.

PRIVATE PLACEMENT FINANCING COMPLETED SEPTEMBER 30, 2005

On September 30, 2005, we entered into and completed a financing transaction pursuant to which we issued and sold 4,000,000 shares of preferred stock at a purchase price of $2.50 per share. We also issued to the investors warrants to purchase an aggregate of 1,600,000 shares of common stock, at an exercise price of $2.50 per share (subject to antidilution adjustments). In addition to the warrants we issued to the investors, we also issued warrants to purchase up to 200,000 shares of common stock to the three holders of our convertible debentures we issued in October 2004, as an inducement to, and in consideration for, the debenture holders' waiver of certain negative covenants that would have been violated by the financing had the debenture holders not waived them.

We received aggregate gross proceeds of $10 million from the sale of these shares (approximately $9,500,000 net of financing costs, excluding legal fees or registration expenses). We are using the proceeds of the September 2005 financing for general working capital purposes. We agreed with the investors that we would not use these proceeds to (i) increase director or executive compensation without prior board approval, (ii) pay dividends (except on the preferred stock), (iii) purchase debt or equity securities, (iv) make investments not directly related to our current business or (v) repay debt (other than trade payables in the ordinary course of our business).

The following summarizes the principal terms of the transaction:

Preferred Stock

We entered into a share exchange agreement with the investors who purchased preferred stock, pursuant to which the investors may exchange shares of preferred stock for shares of common stock. Each share of preferred stock may be exchanged for that number of shares of common stock that equals the issue price of the preferred stock ($2.50) divided by an exchange rate, initially set at $2.50 and subject to reduction in the case of dilutive issuances.

The antidilution adjustment provides that if we sell common stock (or the right to acquire common stock) for a price lower than the then-current exchange rate, the exchange rate will be reduced to the amount paid for the shares of common stock, subject to a floor of $2.17, unless the stockholders of the company approve the elimination of the floor price. We agreed to propose to our stockholders that the floor price be eliminated. If the stockholders approve this proposal and we make a dilutive issuance, then the exchange rate for the preferred stock may be decreased, first to the floor price, then to the weighted average price of the securities issued after giving effect to the dilutive issuance.

We agreed to pay liquidated damages to the investors if we fail to comply with an investor's request to exchange preferred stock for common stock, if the registration statement covering the common stock underlying the preferred stock and the warrants is not declared effective by the Commission within 120 days of the September 30, 2005 closing date (or, after being declared effective by the Commission, is unavailable to the investors for the resale of their common stock) or if the common stock is suspended from trading or is not listed on an exchange. The liquidated damages will be equal to 3% per month of the aggregate purchase price paid by investors for the preferred stock.

We agreed to seek the registration of the common stock underlying the preferred stock and the warrants with the Commission. We undertook to file a registration statement for such registration within 45 days of completion of the financing, which we have complied with, having filed a registration statement on November 9, 2005, and agreed that if the Commission does not declare this registration statement effective within 120 days of completion of the financing, we will pay liquidated damages to the investors. The liquidated damages will be equal to 3% per month of the aggregate purchase price paid by investors for the preferred stock.

If certain redemption events set forth in the exchange agreement occur, the investors have the right to redeem their shares of preferred stock for cash at a 20% redemption premium over the issue price. These events include those events entitling the investors to receive liquidated damages if not remedied during applicable cure periods, and in addition the failure to remove restrictive legends upon an investor's request when permitted under applicable law, our announcement that we intend not to issue common stock in exchange for preferred stock, bankruptcy events, a default under indebtedness of the Company or one of our material agreements or a concentration of ownership of the Company's capital stock of 35% which continues for 30 days. After five years, we also have the right to redeem the preferred stock at a 20% premium over the issue price.

The holders of outstanding shares of preferred stock are entitled to cumulative annual dividends at the rate of: (i) 6%, for the first 18 months following the initial sale of preferred stock, (ii) 10% from the 19th through the 24th month following the initial sale and (iii) 15% after the 24th month following the initial sale. The dividends shall accrue from day-to-day on each share of preferred stock, whether or not earned or declared, and shall accrue until paid. We may pay the dividends with either cash or, if certain conditions are met, shares of common stock, valued at the volume weighted average price for the ten-day period immediately prior to the dividend payment date. The dividends will not accrue on any days where the volume weighted average price of the common stock for the 30 prior trading days equals or exceeds $6.25. For either the payment of dividends in the form of common stock or the suspension of the dividend accrual, the shares of common stock for which the preferred stock may be exchanged (in the case of suspension of dividends) or which may be issued as dividends (in the case of payment of dividends in the form of common stock) are subject to an effective registration statement, the shares of common stock for which the preferred stock may be exchanged and the common stock underlying warrants is authorized and reserved for issuance and listed on a trading market, none of the events giving rise to an investor's right to redeem the preferred stock under the exchange agreement shall have occurred and not been cured and we do not owe the investors more than $15,000, in the aggregate, under the transaction documents for the private placement financing.

Each holder of preferred stock is entitled to one vote per share of issued and outstanding preferred stock owned by such holder on the record date for the determination of stockholders entitled to vote, and the holders of the preferred stock and the common stock shall vote together as a single class (except where the Delaware General Corporation Law provides that a separate vote of the holders of preferred stock is required for approval of certain matters, in which case a majority of the shares of preferred stock outstanding shall be required for approval).

The preferred stock is preferred over the common stock, and any class or series of capital stock that our board of directors may create in the future, as to the assets of the Company available for distribution to the stockholders in the event of the liquidation, dissolution or winding up of the Company, the sale of all or substantially all of the assets of the Company or the merger or consolidation of the Company with another entity that results in either the existing stockholders of the Company having less than 50% of the outstanding voting securities of the successor company in the merger or combination transaction or the members of the board of directors of the Company constituting 50% or less than the members of the board of directors of the successor company in the merger. Upon the occurrence of one of the transactions listed above, the holders of preferred stock are to receive, before any distribution or payment is made to any holders of common stock, the greater of: (i) $3.00 per share of preferred stock, plus all accrued and unpaid dividends thereon, and (ii) such amount per share of preferred stock that would have been payable had each share of preferred stock been tendered in exchange for common stock immediately prior to the transaction.

Warrants

The warrants are exercisable for five years from the date of listing of the underlying shares of common stock with the AMEX at an exercise price of $2.50 per share, subject to reduction in the case of dilutive issuances. The antidilution adjustment provides that if we sell common stock (or the rights to acquire common stock) for a price lower than the then-current exercise price, the exercise price will be reduced to the amount paid for the shares of common stock we issued at such lower price, subject to a floor of $2.12, unless the stockholders of the Company approve the elimination of the floor price. We agreed to propose to our stockholders that the floor price be eliminated. If the stockholders approve this proposal and we make a dilutive issuance, then the exercise price of the warrants may be decreased, first to the floor price, then to the weighted average price of the securities issued after giving effect to the dilutive issuance. If the exercise price of the warrants is so adjusted, then there will concurrently be an adjustment to the number of shares for which the warrant will be exercisable, by dividing the product of the former exercise price multiplied by the number of shares underlying the warrant by the adjusted exercise price.

The holders of the warrants may exercise their warrants by means of a "cashless exercise" instead of paying cash to us upon exercise, in which case the holder shall be entitled to receive a certificate for the number of warrant shares equal to the quotient obtained by dividing [(A-B)(X)] by (A), where;

      (A) = the VWAP (as defined in the Warrant Agreement) on the Trading of exercise;

      (B) = the then current Exercise Price of the warrant, and

      (X) = the number of warrant shares issuable upon exercise of the warrant by means of a cash exercise rather than a cashless exercise

Because of this cashless exercise feature, we may not receive any proceeds from the exercise of warrants (although we will issue a net number of shares that is less than the total of 1,800,000 face amount of the warrants). Assuming, however, that all of the warrants are exercised for cash at our exercise price of $2.50 per share, then we will receive a total of $4,500,000 for the exercise of the warrants, and we will issue 1,800,000 shares of common stock. We will use the proceeds of the exercise of warrants for our general working capital purposes.

Limitations on Ownership

The terms of the preferred stock and the warrants that we issued in the September 30, 2005 financing limit the ability of any investor to exchange preferred stock (and for the Company to issue shares of common stock as dividends) and/or exercise warrants to the extent that the shares of common stock so issued would exceed 4.99% (or, in the case of certain investors who already owned over 4.99% of our common stock prior to the financing, 9.99%) of the shares of common stock outstanding, unless this limitation is waived in advance by the investor.

PARTICIPATION BY RELATED PARTIES IN THE SEPTEMBER 30, 2005 PRIVATE PLACEMENT FINANCING

Among the investors in the financing transaction that we completed on September 30, 2005 are ProMed Partners, L.P., ProMed Partners II, L.P., ProMed Offshore Fund, Ltd. and ProMed Offshore Fund II, L.P. Prior to the September 30, 2005 financing, these entities collectively beneficially owned excess of 5% of our outstanding common stock. These entities collectively invested a total of $2 million in our September 30, 2005 financing transaction, and accordingly, we issued an aggregate of 800,000 shares of preferred stock and warrants to purchase up to 320,000 shares of common stock to these entities. The ProMed entities participated in the September 30, 2005 financing transaction on identical terms as the other investors in that financing.

One of our private placement agents in the September 30, 2005 financing, Musket Research Associates, Inc., is a related party to the ProMed entities. Specifically, Mr. David Musket is the president of Musket Research Associates and he also has investment and voting control over the shares of our common stock beneficially owned by the ProMed entities. With the prior approval of our board of directors, we entered into a written placement agency agreement with Musket Research Associates. Pursuant to that agreement, Musket Research Associates raised $7 million in gross proceeds in the September 30, 2005 financing (including the $2 million invested by the ProMed entities), and we paid Musket Research Associates commissions of $350,000 for its services in connection with the September 30, 2005 financing. The rate of commission paid to Musket Research Associates is the same rate as that we paid to our other private placement agent in the September 30, 2005 financing, Roth Capital Partners, LLC, which is not a related party. Roth Capital raised $3 million in gross proceeds and accordingly we paid $150,000 in placement agent fees to Roth Capital. Our board of directors determined that our agreement with Musket Research to be on fair terms, as if it had been negotiated at arms-length with an unrelated party.

Among the holders of convertible debentures we issued in October 2004 to investors who participated in a financing that we entered into on September 28, 2004 is Omicron Master Trust. As a result of the securities it acquired in that transaction, Omicron became the beneficial holder of in excess of 5% of our common stock. The terms of the debentures we issued to Omicron and the two other debt investors in the 2004 private placement include negative covenants that were implicated by the proposed financing that we ultimately completed on September 30, 2005. As an inducement to, and in consideration for, the waiver of these negative covenants, we issued common stock purchase warrants to Omicron and the other debenture holders for the purchase of 200,000 shares of common stock, on a pro rata basis, according to the principal amount of debentures held. Of these, we issued 119,181 warrants to Omicron. Our board of directors determined that the issuance of these warrants was fair consideration for the waiver of rights by the debenture holders as if the same had been negotiated at arms-length with unrelated parties.



BANK LINES OF CREDIT

Diomed, Ltd., the Company's United Kingdom-based subsidiary, utilizes an overdraft facility as well as an accounts receivable line of credit with Barclays Bank, limited to the lesser of (GBP)100,000 ($177,000 at September 30, 2005), or 80% of eligible accounts receivable. The credit line bears interest at a rate of 3% above Barclays' base rate of 4.5% at September 30, 2005 and borrowings are due upon collection of receivables from customers. As security for the line of credit, Barclays Bank has a lien on all of the assets of Diomed Ltd., excluding certain intellectual property. As of September 30, 2005 and 2004, there was approximately $193,000 and $0, respectively outstanding under these credit facilities.

COMMITMENT FOR LUMINETX INVESTMENT

On August 5, 2005, we entered into a distribution agreement with Luminetx, pursuant to which Luminetx appointed us a distributor and granted us the exclusive right to distribute and sell Luminetx' patented biomedical imaging system known as the VeinViewer(TM) Imaging System for physicians who perform sclerotherapy, phlebectomies or varicose vein treatments, initially in the United States and the United Kingdom, with additional territories to be negotiated as VeinViewer(TM) receives regulatory clearance in other countries, on terms to be agreed. We loaned $500,000 to Luminetx on August 5, 2005 and will invest the remaining $500,000 in Luminetx when it delivers to us a minimum number of VeinViewer(TM) systems, as specified in our distribution agreement. We converted our $500,000 loan to Luminetx into 250,000 shares of Luminetx preferred stock, convertible into common stock on a share-for-share basis, and warrants to purchase 50,000 shares of Luminetx common stock at $2.00 per share, exercisable for five years, as part of an $11 million private placement financing that Luminetx announced on November 4, 2005. We will invest the remaining $500,000 of our loan commitment to Luminetx for preferred stock and warrants on the same terms. We intend to fund the investment in Luminetx out of our working capital resources.

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

Equity Transactions

In many of our financing transactions, the Company has issued warrants. Additionally, the Company issues options and warrants to non-employees from time to time as payment for services. In all of these cases, the Company applies the principles of SFAS No. 123 "Accounting for Stock-based Compensation" to value these awards, which inherently include a number of estimates and assumptions including stock price volatility factors. In addition to interest expense, the Company records financing and certain offering costs associated with its capital raising efforts in its statements of operations. These include amortization of debt issue costs such as cash, warrants and other securities issued to finders and placement agents, and amortization of debt discount created by in-the-money conversion features on convertible debt accounted for in accordance with Emerging Issues Task Force ("EITF") Issue 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," and Issue 00-27, "Application of Issue 98-5 to Certain Convertible Instruments," by other securities issued in connection with debt as a result of allocating the proceeds amongst the securities in accordance with Accounting Principles Board ("APB") Opinion No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants", based on their relative fair values. The Company has based its estimates and assumptions on the best information available at the time of valuation, however, changes in these estimates and assumptions could have a material effect on the valuation of the underlying instruments.

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

In March 2005, the SEC issued Staff Accounting Bulletin ("SAB") No. 107 ("SAB 107"). SAB 107 provides guidance for the implementation of SFAS 123R with respect to valuation techniques, expected volatility and expected term for valuing employee stock options among other matters. The provisions of SAB 107 will be effective for the Company at the time the Company adopts SFAS 123R.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

The Company's principal executive officer and its principal financial officer have carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a -15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2005 and have concluded that, as of such date, the Company's disclosure controls and procedures in place are operating effectively to ensure material information and other information requiring disclosure is identified and communicated on a timely basis.

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


                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Misappropriation Litigation vs. Vascular Solutions

On December 12, 2003, we filed a lawsuit in the United States District Court for the District of Massachusetts seeking injunctive and other relief against Vascular Solutions, Inc. and one of its executives. We allege, among other things, that Vascular Solutions and the executive misappropriated our trade secrets and then improperly used that information to develop and market laser accessory products. We also seek to redress what we allege to be the willful and deceptive manner in which Vascular Solutions has been marketing its laser accessory products by, among other things:

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


On June 16, 2004, Vascular Solutions and the other the defendant answered the complaint, and filed a counterclaim for invalidity of the EVLT(R) trademark. On July 13, 2005 the Court heard oral arguments on Vascular Solutions' motion for summary judgment on all claims. Vascular Solutions conceded that it would stipulate to desist from any further use of the mark ELT, which Diomed alleged infringes Diomed's federally-registered EVLT(R) trademark. Vascular Solutions further stipulated that it would desist from any further dissemination of the defamatory statements alleged in Diomed's complaint.

'777 Patent Litigation

On March 4, 2004, we filed a second lawsuit against Vascular Solutions in the United States District Court for the District of Massachusetts seeking injunctive relief and damages for infringement of our U.S. Patent Number 6,398,777 (the "'777 patent") covering the endovascular laser treatment of varicose veins which we use in our EVLT(R) product line, the exclusive rights to which we acquired on September 3, 2003.

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

We are now completing the discovery phase of this litigation. For purposes of efficiency, this case has been consolidated with another case for pretrial purposes as discussed below.

On January 6, 2004, we filed a lawsuit in the United States District Court for the District of Massachusetts against AngioDynamics, Inc. seeking injunctive relief and damages for infringement of the '777 patent. AngioDynamics has generally denied our allegations and has sought a declaratory judgment of invalidity of the '777 patent. AngioDynamics has also added certain counterclaims against us, including antitrust violations, patent misuse and other allegations, all arising from our obtaining and seeking to enforce the '777 patent. The court has bifurcated the case, so that those counterclaims will not be litigated until we resolve our patent infringement claims against AngioDynamics. At the parties' joint request, however, our patent cases involving AngioDynamics and Vascular Solutions have been consolidated by the court for pretrial purposes. We are now completing the discovery phase of this litigation.

On April 12, 2005, the Court issued a claim construction ruling, which interprets certain claim language in the '777 patent. We believe that the evidence we have developed to date in the course of these lawsuits if admitted and fully credited will show that AngioDynamics and Vascular Solutions are infringing our patent as it has now been interpreted by the Court.

On April 2, 2004, we filed a lawsuit in the United States District Court for the District of Massachusetts against Total Vein Solutions, LLC, seeking injunctive relief and damages for infringement of the '777 patent covering the endovascular laser treatment of varicose veins which we use in our EVLT(R) product line. On May 21, 2004, Total Vein Solutions answered the complaint, generally denying our allegations and counterclaiming for declaratory judgment of non-infringement and invalidity of the EVLT(R) patent. We are in the discovery phase of this litigation.

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

VNUS Technologies Litigation


On July 21, 2005, a lawsuit was filed against us in the United States District Court for the Northern District of California by VNUS Medical Technologies, Inc., alleging infringement of U.S. patents Nos. 6,258,084, 6,638,273, 6,752,803, and 6,769,433. The complaint was served on us on July 27, 2005. On September 15, 2005, we filed an answer denying the allegations of infringement, and counterclaiming against VNUS for a declaration that none of the patents are infringed and that they are all invalid. On October 12, 2005, VNUS served an amended complaint adding two additional parties, AngioDynamics, Inc. and Vascular Solutions, Inc., as defendants. On October 31, 2005, we filed an answer to the First Amended Complaint, again denying the allegations of infringement, and counterclaiming against VNUS for a declaration that none of the patents are infringed, that they are all invalid, and that two of VNUS' patents are unenforceable for inequitable conduct. An initial scheduling conference for the case has been set for December 2, 2005. We intend to continue defending this case.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Please see Item 6 for reference to Current Reports on Form 8-K that we filed with respect to the two transactions wherein we made unregistered sales of equity securities during the fiscal quarter ended September 30, 2005.

                           ITEM 6. REPORTS ON FORM 8-K

31.1 Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(b) Reports on Form 8-K.

During the fiscal quarter ended September 30, 2005, we filed with the Securities and Exchange Commission Current Reports on Form 8-K as follows:

On August 11, 2005, we filed a Current Report on Form 8-K disclosing that we entered into a distribution agreement with Luminetx Corporation pursuant to which Luminetx appointed us as a distributor and granted us an exclusive right to distribute and sell Luminetx' patented biomedical imaging system known as the VeinViewerTM Imaging System to physicians performing sclerotherapy, phlebectomies or varicose vein treatments, in the United States and the United Kingdom. In connection with this distribution agreement, we issued to Luminetx warrants to purchase up to 600,000 shares of common stock.

Additionally, on October 4, 2005, we filed a Current Report on Form 8-K disclosing that that on September 30, 2005, we entered into definitive agreements for the sale and issuance of shares of the Company's preferred stock, par value $0.001 per share and warrants to purchase the Company's common stock, par value $0.001 per share to certain accredited investors in a private placement financing transaction, and that on that same day, we completed the sale of 4 million shares of preferred stock and warrants to purchase up to 1.6 million shares of common stock to the investors, and received gross proceeds of $10 million. In connection with this financing transaction, we issued warrants to purchase up to an additional 200,000 shares of common stock to the holders of convertible debentures that we issued in October 2004 as an inducement to and in consideration for a waiver by these debenture holders of a negative covenant that would have been implicated by the September 30, 2005 financing, absent that waiver.

On October 28, 2005, the Company filed a Current Report of Form 8-K disclosing additional information discussed on its Third Quarter 2005 Conference Call, held on October 27, 2005. The Company estimated that the recent hurricanes had a financial impact of between $100,000 and $150,000, representing three to five laser sales that were not completed due to the storms. The Company discussed the launch of a new laser platform, DELTA, at a list price between 37,900 and $39,900 per DELTA D-15 laser (depending on configuration) as compared to $33,900 for the Company's current D-15 laser, and that manufacturing efficiencies are expected to provide higher margins for DELTA lasers than the existing laser line. The Company stated that the VeinViewer(TM) would be offered at a list price of $17,500.

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

                                Date:  November 14, 2005



                                By: /s/ DAVID B. SWANK
                                ----------------------------------------
                                Name:  David B. Swank
                                Title: Chief Financial Officer, Director

                                Date:  November 14, 2005