Form 10KSB
period 2005-12-31
DIOMED HOLDINGS INC
filed 2006-03-31
CIK 1074874

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                   (MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
               OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ________________ TO _______________ .

                     COMMISSION FILE NUMBER [005-78121]

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: REVENUE FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005 WAS APPROXIMATELY $19,049,000.

State the aggregate market value held by nonaffiliates of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days (see definition of affiliate in Rule 12b-2 of the Exchange Act).

THE AGGREGATE MARKET VALUE OF THE VOTING COMMON STOCK, PAR VALUE $.001 PER SHARE, HELD BY NONAFFILIATES OF THE REGISTRANT AS OF MARCH 27, 2006 WAS APPROXIMATELY $28,900,000 (BASED ON A TOTAL OF 11,798,728 SHARES OF COMMON STOCK HELD BY NONAFFILIATES AND THE CLOSING PRICE OF $2.45 PER SHARE ON THE AMERICAN STOCK EXCHANGE ON MARCH 27, 2006).

     (ISSUERS INVOLVED IN BAKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

NOT APPLICABLE

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [_] No [_]

NOT APPLICABLE

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

19,448,728 SHARES OF COMMON STOCK, PAR VALUE $0.001 PER SHARE, WERE OUTSTANDING AS OF MARCH 27, 2006 (INCLUDING APPROXIMATELY 7,650,000 SHARES HELD BY AFFILIATES).

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

NOT APPLICABLE

           Transitional Small Business Disclosure Formet (Check One):

                                 YES [ ] NO [X]

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

EVLT(R) was our primary source of revenue in 2005, and will continue to be a primary source of revenue in 2006. We believe that EVLT(R) will achieve a high level of commercial acceptance due to its relative short recovery period, immediate return to the patient's normal routine barring vigorous physical activities, reduced pain and minimal scarring and reduced costs compared to other treatments for varicose veins. We developed our EVLT(R) product line as a complete clinical solution and marketing model, including a laser, disposable kit, clinical training, customized marketing programs plus other complimentary products that support our basic EVLT(R) strategy, to assist office-based and hospital-based physicians in responding to the growing demand for treatment of varicose veins in a minimally invasive manner. We have also published a health insurance reimbursement guide to assist physicians in the reimbursement submission process. We believe that these attributes, in addition to EVLT(R)'s superior clinical trial results, provide EVLT(R) with a competitive advantage over competing traditional and minimally invasive varicose vein treatment products.

We expect that as the number of EVLT(R) procedures increases, so will our sales of associated disposable items. We believe that the U.S. represents the single largest market for EVLT(R). We target our sales and marketing efforts at hospitals, private physician practices and clinics and focus on specialists in vascular surgery, interventional radiology, general surgery, phlebology, interventional cardiology, gynecology and dermatology.

We primarily use a direct sales force to market our products in the United States and a network of more than 30 distributors to market our products abroad. In August 2005, we entered into a three year agreement with Luminetx, Inc. to acquire exclusive distribution rights to the VeinViewer(TM) Imaging System for the sclerotherapy, phlebectomy and varicose vein treatment markets in the United States and United Kingdom. We expect this product to be commercially available during the second quarter of 2006.

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

We currently employ 20 EVLT(R) sales representatives, two regional sales managers and a vice president of North American sales. We have also added three sales development personnel to focus on VeinViewer(TM) sales. Additionally, our current clinical support organization employs four clinical specialists, including one training manager, who support our field sales efforts. These clinical specialists assist in physician training and post-sales support, freeing our sales representatives to focus on new sales opportunities.

We have developed and maintain a website - www.EVLT.com - to assist both patients and physicians. EVLT.com provides patients with education about treatment options and benefits of EVLT(R) and provides physicians with education about the EVLT(R) procedure. At www.EVLT.com, patients can also locate the nearest physician performing EVLT(R) by inputting their city and state. We also maintain a corporate website - www.diomedinc.com - to provide information about us and our physician support initiatives, products and program offerings.

We currently focus on the development and growth of EVLT(R) sales both domestically and internationally. We also plan to expand our product offerings to include VeinViewer(TM) to physicians performing sclerotherapy, phlebectomies or varicose vein treatments, in North American and the United Kingdom under our exclusive distribution agreement with Luminetx (see "Recent Developments - Distribution Agreement with Luminetx for VeinViewer(TM)," above). Our management team focuses on developing and marketing solutions that address serious medical problems that have significant markets. We also support the development and approval of new applications, including our PDT product line, and the development of enhancements to our products in order to further improve their quality, effectiveness and manufacturability. Our determinations are based upon the number of procedures that may be conducted in a market and projections of the associated revenue. Currently, EVLT(R) applications fall within this guideline, and we believe that photodynamic therapy may have the potential to do so as well at some time in the future. However, EVLT(R), and not PDT, is the emphasis of our current business plan.

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

                         PRINCIPAL DEVELOPMENTS IN 2005

               REIMBURSEMENT GUIDELINES EFFECTIVE JANUARY 1, 2005

In November 2004, the Center for Medicare and Medicaid Services (CMS) established reimbursement codes for laser ablation as a mode of treatment for superficial vein disorders, including our patented EndoVenous Laser Treatment (EVLT(R)) for varicose veins. The new codes, which are established by the American Medical Association and the CMS, form the basis for Medicare and Medicaid reimbursement across the U.S. and were effective January 1, 2005, subject to annual adjustment.

In January 2006, new codes became effective. Under the new codes, doctors performing the EVLT(R) procedure in an office or clinic setting are reimbursed an unadjusted base rate of $1,954 for the first vein treated under code #36478; second and additional veins at a base rate of $418 under code #36479. When performed in a hospital setting, the new codes allow for professional (Part B) payments of $348 for the first vein treated and $170 for the second and additional veins, along with applicable hospital facility fees. These base rates are adjusted for regional cost differences. Including Medicare/Medicaid reimbursements, as of March 15, 2006, we list over 65 coverage policies representing over 217 million covered lives.

             PRIVATE PLACEMENT EQUITY FINANCING - SEPTEMBER 30, 2005

On September 30, 2005, we entered into and completed a private placement equity financing transaction wherein we issued and sold to 18 accredited investors 4 million shares of preferred stock at a purchase price of $2.50 per share, resulting in gross proceeds to us of $10 million. We agreed that the preferred stock could be exchanged by the investors for common stock at an exchange rate of $2.50 per share (a premium of 18% above the $2.12 closing price of the common stock on the American Stock Exchange the trading day immediately prior to the closing of the financing), subject to certain adjustments, and that the preferred stock could become redeemable by the holders in certain events or by us after the preferred stock is outstanding for at least five years, in either case with a 20% premium over the initial purchase price. The investors have the right to redeem the preferred stock if redemption events set forth in the exchange agreement occur and are not cured within the applicable cure period. These events are (i) our failure to obtain an effective registration statement and maintain the registration of the shares of common stock underlying the preferred stock (we filed the registration statement and the registration statement became effective within the times specified in our agreements with the investors), (ii) our failure to remove restrictive legends upon an investor's request when permitted under applicable law, (iii) our failure to issue common stock upon exchange in accordance with the exchange agreement, (iv) our announcement that we intend not to issue common stock in exchange for preferred stock, (v) suspension of the common stock from trading on a national securities exchange for a defined period of time, (vi) bankruptcy events, (vii) a default under our indebtedness or one of our material agreements and (viii) a concentration of ownership of our capital stock of 35% which continues for thirty days. We also issued to the investors warrants to purchase an aggregate of 1.6 million shares of common stock with an exercise price of $2.50 per share (a premium of 18% above the $2.12 closing price of the common stock on the American Stock Exchange the trading day immediately prior to the closing of the financing), subject to certain adjustments, and we issued comparable warrants to purchase an aggregate of 200,000 shares of common stock to the three holders of convertible debentures we issued in October 2004 as an inducement for these debenture holders to waive negative covenants that would have precluded us from completing the financing transaction on terms that the investors required.

We engaged Roth Capital Partners LLC of Los Angeles, California and Musket Research Associates, Inc. of Boston, Massachusetts to act as our placement agents to assist us in this transaction, and we paid commissions of $500,000 (or, 5%), in the aggregate, to these placement agents. We also incurred expenses attributable to this equity financing of approximately $300,000, mostly in connection with related legal and accounting fees and registration expenses. We will use the balance of the proceeds of this equity financing for general working capital purposes.

For further details regarding this transaction and the terms and conditions of the preferred stock and warrants, see "Liquidity and Capital Resources; Transactions in 2005 - Private Placement Financing Completed September 30, 2005," below.

             DISTRIBUTION AGREEMENT WITH LUMINETX FOR VEINVIEWER(TM)

On August 5, 2005, we entered into a distribution agreement with Luminetx Corporation of Memphis, Tennessee, pursuant to which Luminetx appointed us as an exclusive distributor and granted to us the exclusive right to distribute and sell the Luminetx patented biomedical imaging system known as the VeinViewer(TM) Imaging System. The agreement is for an initial term of three years following the initial date that Luminetx delivers the VeinViewer(TM) product to us, which we expect will occur during the second quarter of 2006. The specific market covered by this agreement includes those physicians who perform sclerotherapy, phlebectomies or varicose vein treatments, initially in the United States and the United Kingdom, with additional territories to be negotiated as VeinViewer(TM) receives regulatory clearance in other countries, on terms to be agreed.

We also issued warrants to purchase up to 600,000 shares of our common stock (at an exercise price of $2.90 per share) to Luminetx as partial consideration for granting us these exclusive distribution rights. Fifty percent of the warrants were immediately exercisable when issued (subject to prior listing of the underlying shares with the American Stock Exchange), and the remainder of the warrants will become exercisable when both (i) Luminetx has produced at least 100 units of the VeinViewer(TM) system and (ii) we have accepted delivery of at least 25 units of the VeinViewer(TM) system. In accordance with Emerging Issues Task Force Number 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," we are amortizing the $332,630 fair value for the vested shares of the distribution rights over the three year period of the distribution agreement, commencing on the date that distribution agreement was executed, August 5, 2005.

We agreed to loan $1 million to Luminetx under the distribution agreement. We loaned $500,000 to Luminetx on August 5, 2005. We later converted our $500,000 loan to Luminetx into 250,000 shares of Luminetx preferred stock, convertible into common stock on a share-for-share basis, and warrants to purchase 50,000 shares of Luminetx common stock at $2.00 per share, exercisable for five years, as part of an $11 million private placement financing that Luminetx announced on November 4, 2005. We have agreed to invest the remaining $500,000 of our loan commitment in Luminetx for preferred stock and warrants on the same terms when we accept from Luminetx the minimum number of VeinViewer(TM) systems specified in our distribution agreement, which we expect will occur during the second quarter of 2006.

               DISTRIBUTION AGREEMENT WITH MED1ONLINE FOR EVLT(R)

On June 24, 2005, we entered into a distribution agreement with Med1Online, Inc. of Golden, Colorado, pursuant to which we appointed Med1Online as our exclusive distributor of EVLT(R) products in the OB/GYN and plastic surgery markets in the United States. The initial term of this agreement is three years, and the agreement is renewable annually thereafter with the parties' mutual agreement. Med1Online will use its sales force to develop markets and improve market penetration of EVLT(R) and provide purchase refinancing. We will provide Med1Online with our promotional materials, including demos for use at mutually agreed upon trade shows, and we will assist Med1Online in developing an in-house sales training program and provide training for at least three Med1Online sales representatives annually. Med1Online agreed to purchase from us a specified minimum number of EVLT(R) lasers initially, and a minimum number of EVLT(R) lasers each quarter in order to maintain its exclusive distribution rights.

                          SUPPORT PRODUCTS AND PROGRAMS

In 2005, we continued to execute our strategy of providing a full range of products and services to support physicians and vein practices. Beyond the EVLT(R) procedure kit, medical offices and hospitals need a host of ancillary supplies, such as sterile drapes, syringes and needles in order to perform an EVLT(R) procedure. We introduced the CORE pack and the BASIC pack, each containing a variety of supplies in a single, convenient sterile pouch. We also sell a TDS (Tumescent Delivery System) pump that semi-automates the application of tumescent anesthetic during the EVLT(R) procedure. The TDS pump saves time and effort for the physician and results in fewer needle sticks for the patient.

Helping customers with practice development through educating potential patients and referring physicians is a cornerstone of our customer support initiatives. In March 2005, we introduced the MBA (Maximizing Business Achievement) program. The MBA program allows our customers access to a full range of practice development and marketing tools, including print advertising, radio advertising, website construction, website referrals, reimbursement assistance, multimedia patient information and education tools. Our unique services in this area allow physicians to customize the tools and programs they will use in delivering EVLT(R) treatment while helping them develop the best strategy and tactics for their individual practice.

                   LAUNCH OF NEW DELTA LINE OF EVLT(R) LASERS

In November 2005, we introduced a new line of lasers for use in EVLT(R) and other surgical laser procedures. The DELTA line has improved ease-of-use, an automatic procedure setup, a new fiber recognition system, enhanced patient data management capabilities, and increased reliability, as compared with our previous line of lasers. Our DELTA lasers are offered in 15 and 30 watt versions, and will be offered together with Diomed's D15Plus and D30Plus line of lasers for an indefinite period. Our DELTA laser became available for sale in North America and Europe beginning November 1, 2005, and we expect the DELTA laser to become available to the rest of our international distributor network in 2006. Meanwhile, we will continue to sell our existing lasers platform outside of Europe. We plan to continue to provide warranty coverage for the remainder of warranty periods in effect and service support for a period of seven years from the date we discontinue the sale of our D15Plus and D30Plus line of lasers.

                      DUKE UNIVERSITY CENTER OF EXCELLENCE

In November of 2005, we and Duke University Medical Center formed a Center of Excellence in the field of venous and arterial disease research, development and education programs. Under the terms of our agreement with Duke, Diomed will provide funding for a variety of programs to be developed and administered by Duke, including curriculum development; on-site physician training seminars on vascular surgery innovations and advancements, including EVLT(R) laser procedures; educational Proctorships on vascular disease and surgery techniques; patient and provider education including patient outreach programs; CME and non-CME certified education modules focused on varicose vein, high risk pregnancy and other vascular problems in women.

                          ACCELERATION OF STOCK OPTIONS

On December 16, 2005, our board of directors determined to accelerate the vesting of our unvested stock options previously awarded to our directors, officers and employees pursuant to our 2003 Omnibus Incentive Plan, 2001 Stock Option Plan and 1998 Stock Option Plan with an exercise price greater than $4.00 per share. The closing price of our common stock on the American Stock Exchange on that date was $1.90. As a result of this acceleration, we will recognize no compensation expense for options to acquire approximately 574,000 shares of common stock (representing approximately 3% of the common stock outstanding on December 16, 2005) which would have vested during the fiscal years ended December 31, 2006 and 2007 had we not accelerated vesting of these options. As a result of these actions, we eliminated approximately $1,657,000 of future after-tax compensation expense relating to employee stock options after January 1, 2006.

                                BUSINESS STRATEGY

At our inception in 1991 in Cambridge, England, we focused on the development of medical diode lasers and their applications. Since that time, we have advanced that technology and expanded its application through internal development efforts, strategic business combinations and intellectual property acquisition. We have sourced our products through external and internal manufacturing capabilities and distributed our products through a combination of both a direct sales organization and indirect distributors.

        FULL SERVICE DIFFERENTIATION TO MAXIMIZE REVENUE AND MARKET SHARE

We generate revenues from the sale of our products and services. We launched our EVLT(R) product line in the U.S. after receiving FDA clearance in January 2002, and, in mid 2002, we established a direct sales force to focus on EVLT(R) sales. Our sales force concentrates on selling our EVLT(R) products and, to a lesser extent, our photodynamic therapy product line, along with complimentary products for adjunct procedures. Our direct sales force is well trained and versed in selling EVLT(R) as a complete clinical solution for the treatment of varicose veins. Our clinical solution includes both the laser and disposable procedure kits, along with physician training and practice management tools which we provide to help physicians develop and manage his or her EVLT(R) business. In addition, we have developed a website, www.evlt.com, to provide patients and physicians with information about treatment options and benefits of EVLT(R). International sales are managed through a global network of third party sales agents and distributors.

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

                    KEY ACQUISITIONS TO ENHANCE PROFITABILITY

On September 3, 2003, we acquired exclusive rights to U.S. Patent No. 6,398,777 and foreign counterparts regarding the endovenous laser treatment of varicose veins from the five inventors of this procedure. With this proprietary position, we believe we have positioned ourselves to be the leader in minimally invasive varicose vein treatment. Previously, in November 2000, we acquired the rights to manufacture OPTIGUIDE(R) fiber from QLT, Inc. We periodically evaluate attractive opportunities in related fields and we expect to continue efforts to identify and pursue these opportunities in the future. In August 2005, we entered into an exclusive distribution agreement for the Luminetx VeinViewer(TM) vascular imaging system to market to physicians performing sclerotherapy, phlebectomies or varicose vein treatments, in North American and the United Kingdom (see "Recent Developments - Distribution Agreement with Luminetx for VeinViewer(TM)," above).

                  STRATEGIC ALLIANCES TO ENHANCE CUSTOMER REACH

We have established strategic alliances with some notable photodynamic therapy drug companies to bring new treatments to market. However, the underlying products being developed by these companies which are used in conjunction with our products, have gained only limited regulatory approval required for commercialization, and expanded regulatory approval is not assured. Accordingly, we have focused our near-term investment in the commercialization of EVLT(R). In addition, we maintain original equipment manufacture ("OEM") relationships with companies such as Olympus in Japan, which uses our technology for surgical applications, and with Dentek Medical Systems GmbH, which uses our laser module for dental applications. Our strategy is to create long-term and exclusive working relationships that increase laser applications and revenue potential through the sale of our lasers and disposables whenever possible.

                 PRODUCTS, COMPETENCIES AND MARKET OPPORTUNITIES

Our focus on the development and commercialization of minimally and micro-invasive medical procedures employing our laser technology and disposable products has led to an array of applications. Minimally and micro-invasive medical procedures in general are a growing market, as they reduce the need for general anesthesia, expensive hospital stays and long and painful recovery periods. We address medical procedures which we believe are capable of producing a recurring revenue stream through the sale of disposable products, such as procedure kits or individual fibers, in addition to one-time revenue from the sale of the laser product itself. In 2003, 62% of our total revenues were derived from laser sales and 38% of our total revenues were derived from sales of disposable fibers and kits, accessories and services. In 2004, 59% of our total revenues were derived from laser sales and 41% of our total revenues were derived from sales of disposable fibers and kits, accessories and services. In 2005, approximately 49% of our total revenues were from laser sales and approximately 51% of total revenues were from sales of disposable products.

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

On September 3, 2003, we acquired exclusive rights to the patent for endovenous laser treatment of varicose veins from the five inventors of this procedure. For detailed information, see "Patents, Trademarks and Proprietary Technology," below.

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

We estimate that there are currently 25 to 40 million Americans who suffer from some degree of venous insufficiency and that there are approximately 150,000 people in the U.S. and 1 million people worldwide who undergo vein stripping operations annually. We also believe that many people forego vein stripping procedures to treat their venous insufficiency due to the pain, extended recovery time, significant potential of scarring and other serious side effects associated with vein stripping. We believe that most patients who undergo vein-stripping procedures are candidates for endovenous laser treatment. EVLT(R) has several competitive advantages over the current vein-stripping treatment.

The EVLT(R) procedure takes approximately 45 minutes per leg and was developed to be performed in a physician's office, usually under local anesthesia and with the procedure guided by ultrasound technology. EVLT(R) also has a fast recovery period, reduced or minimal pain and no appreciable scarring. In endovenous laser treatment, the area of the leg affected is anesthetized locally and a thin laser fiber is inserted into the effected vein to deliver the laser energy in short pulses or as a continuous application. At the end of the procedure, after the fiber is withdrawn, a compression bandage is applied and worn up to three days. In addition, a compression stocking is worn for seven to 14 days. Patients can resume their normal routine, barring vigorous physical activities, directly after undergoing the treatment.

Vein stripping is a surgical procedure that typically requires general anesthesia, an overnight hospital stay, a painful recovery period of several weeks, and possibly post-operative scarring and post-operative infections from incisions. During clinical studies, up to 98% of first-time EVLT(R) treatments in clinical trials have been successful. A follow-on EVLT(R) treatment has successfully resolved the remaining cases. Vein stripping has demonstrated long term efficacy rates as low as 65%.

We developed our EVLT(R) product line as a complete clinical solution and marketing model, including a laser, disposable kit and a training and marketing plan to assist physicians, clinics and hospitals in responding to the demand for treatment of varicose veins. EVLT(R) is attractive to physicians because of its high efficacy, low complication rate, low patient cost (relative to vein stripping) and favorable practice return on investment. Also, EVLT(R) for treatment of greater saphenous vein reflex is considered a non-cosmetic procedure that is now reimbursable for over 217 million covered lives.

A study co-authored by Dr. Robert Min, entitled "Endovenous Laser Treatment of Saphenous Vein Reflux: Long-Term Results," was published in the August 2003 issue of the Journal of Vascular and Interventional Radiology. The study shows what we believe to be excellent long-term results for the successful occlusion of varicose veins caused by reflux of the greater saphenous vein. The data presented in the study shows that minimally invasive laser treatment of varicose veins has a high long-term success rate, low complication rate and rapid recovery. The study included 499 limbs with varicose veins treated by EVLT(R) over a three-year period. Patients were evaluated clinically and with duplex ultrasound scans at 1 week, 1 month, 6 months, 12 months, 24 months, and 36 months to assess efficacy and adverse reactions. Successful occlusion of the greater saphenous vein after initial treatment was 98.2% and, at 2 year follow-up, 93.4% remain closed (113 of 121 limbs followed for 2 years). Importantly, all recurrences occurred prior to 9 months with the majority noted less than 3 months following endovenous laser treatment.

The study described above was recently updated in an article authored by Dr. Min published in the August 2005 issue of the Journal of Cardiovascular Surgery (Vol. 46, No. 4, pp. 395-405, Aug. 2005). The article states that "successful endovenous laser treatment . . . was seen in 98% (982/1000) [of] treated limbs with follow-up between 1 and 5 years . . . 457/460 or 99% of treated veins remain occluded at 2-5 year follow-up," and "13/18 treatment failures noted occurred prior to one year." Of note, the study reports only one failure in 500 limbs after instituting several procedural modifications that include delivering 14W of energy with a continuous pullback rate (rate of energy delivery along the length of vein) of 1-3 mm per second.

In this study, there were no reports of skin burns, no abnormal nerve sensation and no deep vein clots. In comparison, traditional surgery (ligation and stripping) often requires general or spinal anesthesia and can take up to 4 weeks for full recovery. Pain, bruising and scarring are also common. The results in this study also show EVLT(R) to be comparable or superior to those reported for other options available for treating greater saphenous vein reflux, including ultrasound guided sclerotherapy, and radiofrequency ablation. Dr. Min is the Acting Chair of Radiology at Weill Medical College of Cornell University and the Acting Radiologist-in-Chief of New York Presbyterian Hospital-Weill Cornell. Dr. Min is an inventor of the EVLT(R) treatment, who sold his rights to this patent to Diomed on September 3, 2003. Dr. Min also assists Diomed in physician training and in the development of medical treatments using EVLT(R). According to the terms of our patent purchase agreement with Dr. Min, we pay Dr. Min variable payments, based on our sales of products using the EVLT(R) patent. He has been a paid consultant to us since August 2001 and, as of December 31, 2005, owned options to purchase 41,823 shares of common stock.

EVLT(R) was our primary source of revenue in 2004 and 2005. We believe that EVLT(R) will achieve a high level of commercial acceptance due to its high efficiency, low rate of complications, short recovery period, reduced pain and minimal scarring and reduced costs compared to other treatments for varicose veins. As of December 31, 2005, we had sold nearly 850 EVLT(R) lasers, and we have established Diomed as the leading brand of endovenous laser treatment products for varicose veins. We expect that as the volume of EVLT(R) procedures performed increases, so may our disposable sales. We believe that for the foreseeable future the U.S. represents the single largest market for EVLT(R).

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

There are several promising features of photodynamic therapy in treating cancer:
(1) cancer cells can be selectively destroyed while most normal cells are spared, (2) the damaging effect of the photosensitizing agent occurs only when the substance is exposed to light and (3) the side effects are relatively mild. The laser light used in photodynamic therapy is directed through an optical fiber. The optical fiber is placed close to the cancer to deliver the proper amount of light. For example, the fiber optic can be directed through a bronchoscope into the lungs for the treatment of lung cancer or through an endoscope into the esophagus for the treatment of esophageal cancer.

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

We currently believe that the potential market for our EVLT(R) product line is substantially larger than the potential market for our photodynamic therapy product line. We also expect sales of EVLT(R) products and services to account for an increasingly higher proportion of our total sales revenue as compared to photodynamic therapy products. Therefore, while we continue to pursue sales of our photodynamic therapy product line, our present emphasis is on our EVLT(R) product line and we are concentrating our marketing and sales efforts towards the EVLT(R) product line.

FIBERS AND DISPOSABLE ITEMS

To address medical conditions with minimally invasive techniques, we offer physicians an integrated clinical solution, including a laser and disposable procedure kits or individual fibers. Optical fiber is the necessary system that delivers the laser light during surgical, endovenous laser treatment and photodynamic therapy procedures. These sterile fibers, generally used only once to ensure sterility, can generate a steady stream of revenue. We sell self-contained EVLT(R) kits of disposable items, which include an optical fiber, a sheath that acts as an introduction for the fiber, a needle, a guidewire, a tray cloth and protective packaging. In some cases, we sell only the fiber.

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

ORIGINAL EQUIPMENT MANUFACTURING

Our technology and manufacturing capability has attracted original equipment manufacturing (OEM) partners. In the typical original equipment manufacturing relationship, we produce the laser and other products to the original equipment manufacturing customer's specifications, which will then be marketed under the original equipment manufacturing's label. Our most significant original equipment manufacturing relationship is with Olympus in Japan, which is using our technology for its surgical products. Our OEM business represented approximately 8% and 5% of total revenues in 2005 and 2004, respectively.

                                  MANUFACTURING

We manufacture our lasers with components and subassemblies that our subcontractors supply. We assemble and test each of our lasers at our Cambridge, England facility. The priorities of our manufacturing operations include ensuring adequate inventory, continuous cost reduction and superior product quality. To achieve our goals, we work closely with our research and development, sales and marketing teams, and effectively manage a limited number of what we believe to be the most qualified suppliers.

We use a variety of materials, including mechanical, electronic, optical components and subassemblies for the lasers, plus other materials that our customers purchase for direct consumption, such as disposable items sold in kit form and fibers. We construct lasers in the UK using local high-quality supplies for metalwork components and subassemblies. We procure standard off-the-shelf-electronic components primarily from various UK and US suppliers. Because of their complexity, high quality requirements and relatively low volumes, we choose to procure our optical components from only two sources.

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

The most widely used medical diode laser emits laser energy at 810nm, producing light in the near infra-red portion of the spectrum. At powers of up to 60W and used in conjunction with a flexible optical delivery fiber, this wavelength can be used in various surgical applications to cut, close or vaporize soft tissue. Semiconductor diode chips are now available in multiple wavelengths, permitting an even wider array of medical applications.

We also use a number of different laser diodes for our various products. Diodes for our lasers are multi-sourced. Currently, the majority of these suppliers are located in the U.S., Japan and Europe. In addition, we purchase the fibers contained in our clinical solution kits, and those fibers required to support our FibersDirect.com business, from suppliers throughout the world. Because most of our raw materials and components are available from various sources, we are currently developing qualified backup suppliers for each of these resources.

We currently outsource most of our manufacturing of disposable fibers used in EVLT(R), and other surgical procedures. We own the patent applications for certain EVLT(R) disposable fiber technology and subcontract the manufacturing to a third party. We subcontract the production of EVLT(R) kits of disposable items, consisting principally of a fiber, a sheath used to introduce the fiber into a vein, a guide wire, and a needle used to insert the sheath. We currently purchase each of these EVLT(R) components from third parties. We also purchase disposable fibers used in other surgical procedures directly from third parties.

We are required to manufacture our products to comply with the international standard BS EN ISO 13485:2003 and the FDA's Quality System Regulations, or "QSR." The ISO 13485 and QSR standards detail the methods and documentation of the design, testing, control, labeling, packaging, storage and shipping of our products. Our manufacturing facility is subject to periodic audits by regulators who conduct inspections that must be satisfactory for us to maintain ISO approval, and it is also auditable by the FDA. Our failure to maintain compliance with the ISO 13485 and QSR requirements could result in the closure of our manufacturing operations and the recall of our products. If one of our suppliers were not to maintain compliance with our quality requirements, we might have to qualify a new supplier and could experience manufacturing delays as a result. In November 1999, we became certified to manufacture in the United Kingdom and upgraded to BS EN ISO 13485: 2001. In 2002, we underwent an FDA Quality Systems Regulation Inspection and received a satisfactory letter from the FDA as a result of this inspection. In 2004, we successfully completed an external audit which allowed us to upgrade to BS EN ISO 13485:2003.

                               SALES AND MARKETING

In the U.S., we sell, market and distribute our products and services through our direct sales force. Our primary sales focus in the U.S. has been the commercialization of EVLT(R). We initially used independent sales representatives, switching to a direct sales force during the second half of 2002 to better manage the dynamics of selling clinical applications, including lasers and disposable products. We currently employ 20 EVLT(R) sales representatives, two regional sales managers, a vice president of North American sales and four clinical specialists, including one training manager, in support of our field sales efforts. In 2005, we added three sales development personnel to focus on VeinViewer(TM) sales. We will continue to monitor sales activities and strategies and adjust the number of direct sales representatives and distributors to address market needs and opportunities in the future.

Internationally, we sell, market and distribute our products and services through a combination of direct sales representatives and a global network of distributors. We typically commit our distributors to minimum product purchases, and we may terminate our relationships with distributors who do not meet those minimum purchase levels. We have not given our distributors price protection or product return rights. We do not remotely monitor inventory levels of our products once we sell them to distributors, but may obtain that information as needed by our contact with the distributor. We also develop and maintain strategic marketing alliances for international sales and marketing. These alliances exist under agreements with companies such as Olympus Medical Systems Corporation. Each of these agreements relates to certain products and market segments.

In North America, we target our marketing efforts to physicians through hospital and private office visits, trade shows and trade journals, and to consumers through point of service information brochures and our websites, www.evlt.com (which provides information to patients and physicians about EVLT(R)) and www.fibersdirect.com (which provides product and pricing information to prospective physician customers about our available optical fibers). Our sales philosophy includes establishing strong collaborations with well-known professionals in the industry regarding our technology platforms, compiling substantive clinical data and supporting the publication of peer review articles. With respect to EVLT(R), we believe that we have collected more clinical data regarding our products and their application than any of our competitors in the endovenous laser treatment market.

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

In 2004, no customer accounted for more than 10% of our revenues, and we generated approximately 64% of our sales in the U.S. In 2005, no customer accounted for more than 10% of our revenues, and we generated approximately 76% of our sales in the U.S. Going forward, we believe that any dependence on any individual customer or group of customers that we might have is likely to decrease because we expect more of our revenues to be generated from sales of EVLT(R) to individual physician practices and hospitals rather than to large-scale distributors. In addition, we believe that our percentage of sales generated in the U.S. will increase as EVLT(R) market penetration in the U.S. increases.

For the remainder of 2006, we plan to continue to focus on the development and growth of EVLT(R) sales worldwide. We will continue to support the development and approval of new applications for other products, and to continue our research and development efforts aimed at enhancing both our products' effectiveness and our manufacturing efficiencies.

                                   COMPETITION

The medical device industry is highly competitive and regulated and is subject to rapid and substantial technological change. We compete primarily on the basis of performance, brand name, reputation and price. Developments by others, both public and private, may render our products noncompetitive or obsolete, or we may be unable to keep pace with technological developments and other market factors. Existing and potential competitors may develop products and clinical solutions that could prove to be more effective, safer or less costly than our products and clinical solutions. Many of these competitors have significantly greater financial and human resources than we do, and have established reputations as well as worldwide distribution channels that are more effective than ours. Competition in the industry involves an intensive search for technological innovations and the ability to market these innovations effectively. The introduction of new products and clinical applications by competitors may result in price reductions, reduced margins, loss of market share and product replacements, even for products protected by patents. There can be no assurance that competitors, many of which may have made substantial investments in competing technologies, would not prevent, limit or interfere with our ability to make, use or sell our products either in the United States or in international markets. To compete effectively in the marketplace, we require the financial resources to effectively support our activities in research and development, regulatory compliance, quality control, sales and marketing, distribution and technical information and training services.

In the vein treatment market, our competitors include manufacturers and marketers of surgical and radiofrequency devices, and pharmaceutical companies that provide drugs used in sclerotherapy and other vascular diseases. Within the specific endovenous laser treatment market that our EVLT(R) products serve, Biolitec A.G., AngioDynamics, Inc., Vascular Solutions, Inc., New Star Lasers, Inc., d/b/a CoolTouch, Inc. and Dornier MedTech GmbH are our main competitors for surgical diode lasers. AngioDynamics does not manufacture lasers or optical fibers, and we understand it currently has an original equipment manufacturing agreement with Biolitec for these goods. AngioDynamics and Vascular Solutions received FDA clearance for their respective varicose vein treatment devices on June 18, 2003, approximately 17 months after Diomed, while CoolTouch received FDA clearance for its laser treatment of varicose veins on September 30, 2004. Biolitec, Lumenis and Dornier, among others, are our competitors in the general surgical laser market. AngioDynamics, Total Vein Solutions and Vascular Solutions currently compete with us for sales of kits used in endovenous laser treatment.

We believe that our EVLT(R) system and comprehensive physician management tools are superior to the products offered by our direct competitors. EVLT(R) uses a laser wavelength that has been proven effective in FDA trials and in peer reviewed data. Compared to varicose vein treatments using radiofrequency as offered by our competitor, VNUS Technologies, Inc., Diomed's EVLT(R) treatment is a faster procedure, uses substantially less expensive disposables, has clinically proven results that are superior to the results reported for VNUS does not have any of the serious complications reported by VNUS. EVLT(R) offers physicians comprehensive practice management tools, including physician training and practice development. Dornier, Biolitec and AngioDynamics offer some practice management assistance, but we believe that, to the extent offered, our competitors' practice management tools are significantly less comprehensive than ours.

Treating the great saphenous vein (GSV) with liquid or foamed sclerosant (with and without ultrasound guidance) pre-dates FDA clearance for endovenous thermal ablation procedures such as fadio frequency and laser. However, numerous published reports and abstracts presented at medical conferences show that outcomes for sclerotherapy of the GSV do not equal those shown for thermal ablation. Although some GSV treatment is still done with sclerotherapy, current accepted standards of care call for thermal ablation for primary reflux of the GSV followed by sclerotherapy or ambulatory phlebectomy for visible varicosities and spider veins.

Several newer catheter based systems for delivering sclerosant to the GSV are undergoing clinical trials, but none are yet commercially available and long-term outcomes for these systems are not known. Should these systems become commercially available, these new products could gain market share currently held by thermal ablation technologies, including endovenous laser treatment.

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

      -     the type and cost of our light systems; and

      -     the cost of our partners' drug.

Increased competition could result in:

      -     price reductions;

      -     lower levels of third-party reimbursements; and

      - failure to achieve market acceptance for our photodynamic therapy product line, and loss of market share.

                 PATENTS, TRADEMARKS AND PROPRIETARY TECHNOLOGY

We hold U.S. and international patents for inventions related to endovenous laser treatment of varicose veins, solid state laser diode light source, high power light source, peltier-cooled and medical spacing guide. These patents expire from 2011 to 2019.

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

In the second transaction, Diomed licensed, on an exclusive basis, the EVLT(R) patent from Endolaser Associates, LLC, the assignee of interest in the EVLT(R) patent from the other four named inventors. This transaction was completed under a license agreement between Diomed and Endolaser Associates entered into on July 11, 2003. On September 3, 2003, Diomed paid Endolaser Associates $1.5 million in cash in exchange for the exclusive license granted by Endolaser Associates on behalf of the four inventors who had assigned their interest in the EVLT(R) patent to Endolaser Associates. Diomed was to make additional payments totaling $2.5 million in 10 quarterly installments of $250,000 each, commencing October 1, 2003. Diomed paid nine payments when due through December 31, 2005, and we paid the remaining $250,000 payment when due in January 2006. We agreed to pay ongoing variable royalties based on Diomed's sales of products subject to the EVLT(R) patent.

Together with Dr. Min and his associate, Dr. Stephen Zimmet, we also invented fiber technology that we use with our EVLT(R) products. Drs. Min and Zimmet assigned to us their rights to a patent application regarding this technology. In January 2006, the U.S. Patent and Trademark Office issued to us two additional patents that we use in connection with EVLT(R), Patent Nos. 6,981,971 and 6,986,766 for our introducer sheath/optical fiber arrangement that may be used in the endovascular laser treatment of varicose veins. We pay a fee for our sale of fibers incorporating this technology. Doctors Min and Zimmet also provide services to us on an ongoing basis to educate physicians on the use of our EVLT(R) products, and we pay them fees for these services.

We license technology that we currently use in our OPTIGUIDE(R) fiber optic diffuser. Health Research, Inc. owns this patented technology and exclusively licenses it to QLT, Inc. In turn, QLT sublicenses it to us on a non-exclusive basis. The sublicense continues until the licensed patent rights expire or the license from Health Research to QLT is terminated, whichever comes first. Health Research may terminate its license to QLT if QLT breaches its obligations under the license and does not cure the breach within 90 days, or if QLT becomes insolvent. QLT may terminate our sublicense if we breach our obligations under the sublicense, such as failing to pay royalties, and do not cure the breach within 90 days, or if we become insolvent.

We have received trademark registrations from the U.S. Patent and Trademark Office for the trademarks "Diomed," "OPTIGUIDE" and "EVLT." We have initiated trademark registrations for "Summer Legs" and "Spotlight" as a trademark and/or service mark, but we have not yet received registrations for this particular mark. We registered various domain names, including diomedinc.com, diomed-lasers.com, fibersdirect.com, fibresdirect.com, summerlegs.com and evlt.com.

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

We are aware that our competitors and others have been issued patents relating to optical fibers and laser devices. In addition, our competitors and others may have been issued patents or filed patent applications relating to other potentially competitive products of which we are not aware. Further, in the future our competitors and others may file applications for patents, or otherwise obtain proprietary rights to technology that can be used for such products. These existing or future patents, applications or rights may conflict with our patents or applications. These conflicts could result in a rejection of our or our licensors' patent applications or the invalidation of issued patents, any of which could have a material adverse effect on our ability to focus on the development or marketing of these applications. If conflicts occur, or if we believe that other products may infringe on our proprietary rights, we may pursue litigation or other legal remedies, or may be required to defend against litigation. In fact, we have sued several competitors to assert our intellectual property rights, and we have been sued by a competitor who has alleged that we infringed its intellectual property rights. Legal proceedings may materially adversely affect our competitive position, and we may not be successful in any such proceeding. Litigation and other proceedings can be expensive and time consuming, regardless of whether we prevail. This can result in the diversion of substantial financial, managerial and other resources from other activities. An adverse outcome could subject us to significant liabilities to third parties or require us to cease any related research and development activities or product sales.

We also seek to protect our proprietary technology and processes in part by confidentiality agreements with our collaborative partners, employees and consultants. These third parties may breach their agreements with us, and we may not have adequate remedies for their breach. Also, competitors may independently learn or discover our trade secrets.

For a discussion of some of the risks and uncertainties related to our intellectual property, see "Risk Factors," below, and for a discussion of current litigation involving our intellectual property, see "Legal Proceedings," below.

                              GOVERNMENT APPROVALS

The FDA and comparable international regulatory bodies regulate our medical device products and their applications.

In the United States, our products are regulated as medical devices by the FDA under the Federal Food, Drug, and Cosmetic Act, or FDC Act, and require clearance of a premarket notification under Section 510(k) of the FDC Act or approval of a PMA application, under Section 515 of the FDC Act prior to commercialization. Pursuant to the FDC Act, the FDA regulates, among other things, the following aspects of medical devices: product design and development, product testing for safety and efficacy, product manufacturing, product labeling, product storage, pre-market clearance or approval, product sales and distribution, record keeping, reporting of adverse events and corrective actions, recalls and removals.

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

We are the first company to receive FDA clearance for use of lasers and related applications in endovenous laser treatment and first diode laser manufacturer to receive FDA clearance for use of lasers in photodynamic therapy cancer treatments. In January 2002, we received FDA clearance for use of endovenous laser treatment in the U.S., in respect of our EVLT(R) product line, making us the first company to receive FDA clearance for this modality and use. Specifically, the FDA approved our EVLT(R) surgical laser and procedure kit as intended for use in ablation of the greater saphenous vein of the thigh in patients with varicose veins, and the FDA specifically found that it would not require us to submit a pre-market approval application for this use. In December 2002, the FDA granted clearance for the use of EVLT(R) for expanded indications, namely, the use of our D15Plus and D30Plus diode lasers and disposable kits for the treatment of varicose veins and varicosities associated with the superficial vein reflux of the greater saphenous vein. In December 2004, we obtained FDA clearance authorizing the use of our laser and procedure kits for treatment of venous incompetence and reflux of other superficial veins in the lower extremity.

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

International sales of our products are subject to strict regulatory requirements, which vary substantially from country to country. Our key international markets are the European Union, Mexico/Latin America, Japan, Australia, South Korea, Peoples Republic of China and Canada. The time required to obtain clearance or approval by a foreign country may be longer or shorter than that required for FDA clearance or approval, and the requirements may be different.

The European Union, which consists of 25 countries encompassing most of the major countries in Europe, has adopted numerous directives and standards regulating the design, manufacture, clinical trials, labeling and adverse event reporting for medical devices. Devices that comply with the requirements of a relevant directive may bear the CE conformity marking indicating that the device conforms with the essential requirements of the applicable directives and, accordingly, may be commercially distributed throughout Europe. ISO 9001 certification is one of the CE Mark certification requirements. In November 1999, our facility was awarded ISO 9001 and EN 46001 certification, thereby allowing us to apply the CE mark to our products and market them throughout the European Union. In September 2001, we were the first company to receive the CE mark of approval for marketing endovenous laser therapy products in Europe.

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

The current cost reduction orientation of the third-party payor community makes it exceedingly difficult for new medical devices and surgical procedures to obtain reimbursement. Often, it is necessary to convince payors that the new devices or procedures will establish an overall cost savings compared to currently reimbursed devices and procedures. We believe that EVLT(R) may offer an opportunity for payors to reduce the costs of treating varicose vein patients by possibly reducing significantly the number of vein stripping procedures performed. We estimate that the cost of varicose vein treatment using EVLT(R) is approximately 25% of the cost of vein stripping procedures. Although we believe that EVLT(R) possesses economic advantages that will be attractive to payors, we cannot assure that they will make reimbursement decisions based upon these advantages.

Reimbursement by third-party payors is often positively influenced by the existence of peer-reviewed publications of safety and efficacy data and recommendations by knowledgeable physicians. With regard to EVLT(R), a number of physicians have published clinical data and studies addressing endovenous laser treatment in scientific journals. A recent study, entitled "Endovenous Laser Ablation of Varicose Veins," was published in the August 2005 issue of the Journal of Cardiovascular Surgery. This study shows what we believe to be excellent long-term results for the removal of varicose veins caused by reflux of the greater saphenous vein. The study was co-authored by Dr. Robert Min, Acting Chair of Radiology at Weill Medical College of Cornell University and Acting Radiologist-in-Chief at New York Presbyterian Hospital-Weill Cornell. Dr. Min is a consultant to Diomed, and is an inventor of the EVLT(R), who sold his rights to this patented technology to Diomed on September 3, 2003. Dr. Min assists Diomed in physician training and in the development of medical treatments using EVLT(R). For further details of this study, see "Products, Competencies and Market Opportunities--Endovenous Laser Treatment."

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

On November 4, 2004, the Center for Medicare and Medicaid Services (CMS) established reimbursement codes for laser ablation as a mode of treatment for superficial vein disorders, including EVLT(R) for varicose veins. The new codes, which are established by the American Medical Association and the CMS, form the basis for Medicare and Medicaid reimbursement across the U.S. and became effective January 1, 2005, subject to annual adjustment. In January 2006, new codes became effective. Including Medicare/Medicaid reimbursements, as of March 15, 2006, we list over 65 coverage policies representing over 217 million covered lives.

Under the new codes, doctors performing the EVLT(R) procedure in an office or clinic setting are reimbursed an unadjusted base rate of $1,954 for the first vein treated under code #36478; second and additional veins at a base rate of $418 under code #36479. When performed in a hospital setting, the new codes allow for professional (Part B) payments of $348 for the first vein treated and $170 for the second and additional veins, along with applicable hospital facility fees. These base rates are adjusted for regional cost differences.

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

      - preventing the recovery of development costs, which could be substantial; and

      -     limiting profit margins.

                                  RISK FACTORS

If you purchase our common stock and become a Company stockholder, you will be subject to the risks inherent in our business. Our stock price will fluctuate for many reasons, including how our business performs relative to, among other things, competition, market conditions and general economic and industry conditions. You should carefully consider the following risk factors as well as other information in this annual report when making investment decisions concerning our common stock. The risks and uncertainties described below are intended to be the material risks that are specific to us and to our industry. If any of the following risks actually occur, the market price of our common stock could decline, and you may lose all or a significant part of the money you paid to buy our common stock. There may be other risks which we do not believe are currently material that may nonetheless impair our business.

The following risks relate primarily to general business issues including, our business plan, operations, revenues, losses, manufacturing, distribution, sales, marketing, distribution and personnel:

WE HAVE A HISTORY OF SIGNIFICANT OPERATING LOSSES. WE MAY NOT EVER ACHIEVE OR MAINTAIN PROFITABILITY.

We have incurred significant operating losses since our inception, and, as of December 31, 2005, we have accumulated a deficit of approximately $80.8 million, including approximately $17.2 million in non-cash interest expense. We may continue to incur operating losses, depending largely upon the commercial success of our EVLT(R) product line. We will need to generate revenues in excess of our expenses to become profitable, and we may be unable to do so. If we do not become profitable, the value of our common stock may decline.

Our operating losses may increase as we continue to incur costs for research and development, regulatory, sales and marketing, manufacturing, legal and general corporate activities. Whether we achieve and maintain profitability depends in part upon our ability, alone or with others, to successfully complete the development of future clinical applications, obtain required regulatory clearances and sell our products at profitable prices.

YOU MAY HAVE DIFFICULTY EVALUATING AN INVESTMENT IN OUR STOCK BECAUSE WE HAVE A LIMITED OPERATING HISTORY IN OUR CURRENT MARKETS.

Although we were founded in 1991, we have commercially offered the products used in our EVLT(R) product line only since late 1999 in Europe and January 2002 in the United States. As a result, you can evaluate our business only on this very limited operating history. This short history may not provide an adequate basis for you to fully assess our ability to successfully develop or achieve market acceptance of our products, or to respond to competition.

OUR REQUIRED EXPENDITURES MAY EXCEED OUR BUDGETED EXPENSES, AND WE MAY NOT BE ABLE TO PAY FOR UNANTICIPATED EXPENSES OUT OF REVENUE OR OBTAIN ADDITIONAL INVESTMENT CAPITAL TO FUND THESE EXPENSES.

In November 2003, we completed a private placement equity financing transaction in which we raised gross proceeds of $22 million and satisfied $1.2 million in debt which we had incurred in a May 2003 bridge financing.

In April 2004, we completed a targeted offering to stockholders of record as of August 29, 2003, in which we raised gross proceeds of approximately $3 million.

In October 2004, we completed a private placement equity and debt financing transaction in which we raised gross proceeds of $10.6 million.

In September 2005, we completed a private placement equity financing transaction in which we raised gross proceeds of $10 million.

We have applied, and will continue to apply these proceeds, net of offering costs, together with our operating revenue, to pay for our general working capital needs. However, the capital that we received from our recent equity and debt financings may not be sufficient to pay for all of our required expenditures if we have underestimated our expenditures or have overestimated our revenues when we prepared our business plan. We may need additional resources to fund the growth, acquisitions and working capital that our business plan envisions. The timing and amount of our future capital requirements will depend on many factors, including:

      -     the scope and results of preclinical studies and clinical trials;

      -     the time and costs involved in obtaining regulatory approvals;

      - the costs involved in preparing, filing, prosecuting, maintaining and enforcing our patents;

      -     the costs involved in litigation;

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

      -     changes in compliance-related costs;

      - market acceptance of our products and services, including new product offerings, such as our Delta laser line and VeinViewer(TM);

      - additional cash-based compensation due to changes in accounting rules for stock-based compensation;

      - whether holders of outstanding warrants and stock options choose to exercise these securities;

      - whether we convert our outstanding debentures into common stock or exchange our outstanding preferred stock into common stock; and

      -     the effectiveness of our activities.

If we require additional funds, we cannot be certain that such funds will be available to us on reasonable terms, or at all. In particular, given our capital structure after completing the September 30, 2005 equity financing and the current market price of our common stock, we may not be able to attract further new investment capital in the near future. The inability to obtain additional financing could cause us to reduce or cease operations, sell all or a portion of our assets, seek a sale of our business or enter into a business combination with a third party.

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

Market forces, such as increasing competition, increasing cost pressures on our customers and general economic conditions, may require us to devote more resources to our sales and marketing efforts, such as changing the composition of our sales and marketing staff and changing our marketing methods, as well as the expansion of our product lines. These changes may result in additional expenses. For example, we will incur additional salary expenses if we increase hiring of direct sales representatives to replace any distributors that we use. Similarly, if we increase our reliance on marketing efforts, we will incur greater costs. We may also determine to expand our sales force in order to compete more effectively.

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

To be successful, we must manufacture our products in commercial quantities, at acceptable costs and under standards imposed by the FDA and other regulators. We currently have the capacity to manufacture products at certain commercial levels within existing good manufacturing practices. Future regulatory clearances by the FDA and other regulatory agencies could result in the need to expand our manufacturing operations. If we expand our manufacturing capabilities, we may need to spend substantial funds, hire and retain significant additional personnel and comply with extensive regulations. If we are not able to expand our manufacturing capabilities, or are unable to continue to comply with good manufacturing practices, our ability to grow and to maintain our competitiveness may be significantly hindered.

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

In August 2005, we entered into an agreement with Luminetx Corporation ("Luminetx") whereby Luminetx appointed us as its exclusive distributor of its new VeinViewer(TM) product to physicians performing sclerotherapy, phlebectomies or varicose vein treatments, in North American and the United Kingdom. During the first quarter of 2006, Luminetx began manufacturing the VeinViewer(TM) through an outsourced contract manufacturer, and we expect the product to be available for distribution in the second quarter of 2006. Luminetx is the sole supplier of VeinViewer(TM). If Luminetx or its contracted manufacturer are unable to achieve manufacturing requirements, then we will not be able to fulfill our expectations with respect to VeinViewer(TM) revenue.

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

We have limited resources to attract and retain personnel. Our ability to compensate and provide incentives to management and our employees depends on our financial resources and the availability of equity compensation. In the fourth quarter of 2003, our stockholders approved a new incentive compensation plan providing for up to 1.6 million shares of common stock to be issued to our officers, directors, employees and consultants. On May 17, 2005, at our annual meeting of stockholders, the stockholders approved an amendment to that plan increasing the number of shares available for grant to 3.1 million. As of March 15, 2006, approximately 822,000 shares were available for grant under this incentive plan. This amount may not be adequate for our needs, and we may wish to adopt a new incentive plan or increase the number of shares available under our existing plans. Any new incentive plan will require stockholder approval before we may grant any stock options or other equity compensation under a new plan.

In addition, our directors and senior officers are likely to require that we maintain directors' and officers' insurance at levels comparable to that which we have maintained in the past. The premiums for this coverage represent a significant expense and are subject to substantial increases if the insurance market becomes more limited. Our current directors' and officers' liability insurance policies provide this coverage through February 2007. If we are unable to provide adequate compensation or are unable to obtain sufficient directors' and officers' insurance coverage, we may not be able to attract or retain key personnel.

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

      - impairment of relationships with existing employees, customers and business partners; and

      - additional losses from any equity investments we might make or the assumption of liabilities from third parties with which we combine.

We may not succeed in addressing these risks, and we may not be able to make business combinations and strategic investments on terms that are acceptable to us.

SINCE A CONSIDERABLE PORTION OF OUR REVENUES TO DATE HAVE COME FROM INTERNATIONAL SALES, EVENTS AFFECTING INTERNATIONAL COMMERCE MAY ADVERSELY AFFECT OUR FUTURE INTERNATIONAL SALES, FUTURE REVENUES AND OUR PRODUCTS' FUTURE PROFITABILITY.

International revenue accounted for approximately 37% of our total revenue in 2003, 34% of our total revenue in 2004 and 24% in 2005. No country outside the U.S. represented more than 10% of our revenue in either period. Our key international markets are the European Union, Latin America/Mexico, Japan, Australia, South Korea, Peoples' Republic of China and Canada. Outside of the European Union, we must obtain country-by-country approval to import our products. Fluctuations in currency exchange rates may negatively affect our ability to compete against products denominated in local currencies. In most cases our international sales are made through international distributors and their wholly-owned subsidiaries with payments to us typically denominated in the local currencies of the United Kingdom and Europe and in U.S. dollars in the rest of the world. We believe that the U.S. is the single largest market for our EVLT(R) product line. We anticipate that the comparable portion of our total revenues derived from international sales will decrease as sales of our EVLT(R) product line in the U.S. increase, with our emphasis on EVLT(R) in the U.S. However, we expect that international sales will continue to provide a significant portion of our total revenues.

BUSINESS INTERRUPTIONS COULD KEEP US FROM DEVELOPING OUR PRODUCTS' CLINICAL APPLICATIONS AND INCREASING OUR REVENUES.

Natural or man-made disasters, such as fires, earthquakes, storms, power losses, telecommunications failures, terrorist attacks, military operations, epidemics and other events beyond our control may interrupt our operations. We do not have a detailed disaster recovery plan. In addition, we may not carry sufficient business interruption insurance to compensate us for losses that may occur and any losses or damages we incur could have a material adverse effect on our cash flows and success as an overall business.

IF WE OR OUR SUPPLIERS FAIL TO COMPLY WITH APPLICABLE MANUFACTURING REGULATIONS, OUR BUSINESS COULD BE HARMED.

We and our key component suppliers are required to demonstrate and maintain compliance with the FDA's Quality System Regulation, or QSR. The QSR sets forth the FDA's requirements for good manufacturing practices of medical devices and includes requirements for, among other things, the manufacturing, packaging, labeling and distribution of such products. The FDA enforces the QSR through inspections. The FDA conducted its most recent QSR inspection in 2002 and the FDA issued a satisfactory letter to us after this inspection. We cannot assure you that we, or our key component suppliers, are or will continue to be in compliance or that we will not encounter any manufacturing difficulties. Furthermore, we cannot assure you that if we need to seek new suppliers to satisfy our business requirements, we will be able to locate new suppliers which are in compliance with regulatory requirements. Our failure to do so would have a material adverse effect on our ability to produce our products and on our profitability.

MARKET ACCEPTANCE OF OUR FUTURE PRODUCTS OR THEIR USES IS UNCERTAIN. FAILURE TO ACHIEVE MARKET ACCEPTANCE WILL HARM OUR BUSINESS' OVERALL CHANCES FOR PROFITABILITY.

Our long term business plan envisions that we will market medical products in addition to our current EVLT(R) and photodynamic therapy product lines. To that end, in August 2005, we entered into an agreement with Luminetx to act as exclusive distributor to physicians performing sclerotherapy, phlebectomies or varicose vein treatments, in North American and the United Kingdom for a new product, VeinViewer(TM), that Luminetx has developed. Luminetx has just recently began manufacturing the VeinViewer(TM) product, and we do not expect to have commercial quantities of the product available for commercial distribution until the second quarter of 2006. Therefore, the commercial acceptance of VeinViewer(TM) has not yet been established.

Other future products will likely require regulatory approval prior to commercialization. Even after we or our collaborative partners obtain regulatory approval of future products for marketing, these products may not achieve market acceptance. Our revenues would suffer as a result. The degree of market acceptance will depend upon a number of factors, including:

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

IF WE FAIL TO GAIN MARKET ACCEPTANCE OF OUR PRODUCTS, OUR BUSINESS WOULD SUFFER.

We are introducing novel products and technology into the vein treatment market. The vein treatment market is dominated by vein stripping procedures which are well established among physicians, have extensive long-term data, and are routinely taught to new surgeons. As a result, we cannot be certain of gaining widespread acceptance of our products and therefore may not achieve expected revenues or ever become profitable. Our principal product line, EVLT(R), is still in the early stages of commercialization. The VeinViewer(TM) product, for which we plan to act as an exclusive distributor to physicians performing sclerotherapy, phlebectomies or varicose vein treatments in North American and the United Kingdom pursuant to an agreement with Luminetx, is in the initial stages of commercialization and market acceptance and profitability are not yet demonstrated.

To achieve growth in sales of our product lines over time, we believe we must continue to penetrate the market for the treatment of vein disease and expand physicians' education with respect to the EVLT(R) product line and other lines. Although we introduce new initiatives intended to expand physician education from time-to-time, we cannot be assured that these innovations will be successful.

DEVELOPMENT AND SALES OF OUR PDT PRODUCTS ARE DEPENDENT ON A NUMBER OF FACTORS BEYOND OUR CONTROL, AND OUR ESTIMATES REGARDING OUR PDT PRODUCTS MAY BE UNRELIABLE.

Although we currently focus on our EVLT(R) product line, our business and results of operation may suffer if we are unable to effectively commercialize our PDT products. Our understanding of the market for photodynamic therapy (PDT) is derived from a variety of sources, and represents our best estimate of the overall market size presented in certain disease areas. The actual market size and our market share, depend upon a number of factors, including:

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

HEALTH CARE REIMBURSEMENT FOR OUR FUTURE PRODUCTS AND THEIR APPLICATIONS REMAINS UNCERTAIN, AND WE MAY BE UNABLE TO ACHIEVE MARKET ACCEPTANCE OR GENERATE PROJECTED REVENUES WITHOUT ROUTINE COVERAGE BY MEDICAL INSURANCE.

Our principal product line is EVLT(R). The American Medical Association and the Center for Medicare and Medicaid Services has established reimbursement codes for laser ablation as a mode of treatment for superficial vein disorders, including our EVLT(R) product line for varicose veins. The new codes form the basis for Medicare and Medicaid reimbursement across the U.S. and became effective January 1, 2005. As a result of the creation of these codes and the adoption of EVLT(R) by U.S. insurance carriers, as of March 15, 2006, EVLT(R) has over 217 million covered lives in the U.S.

It still remains, however, that various health care providers and third party payors may refuse to cover our future products and/or their particular medical applications. If the patients who use our treatments do not obtain coverage, patient demand for our applications may decrease and as a result, physicians may not purchase our products. Our ability to commercialize our future products successfully depends, in part, on the extent to which third parties make reimbursement available for these products and related treatments. These third parties include collaborative partners, government health administration authorities, private health insurers, managed care entities and other organizations. Increasingly, these payors are challenging the price of medical products and services and establishing protocols and formularies, which effectively limit physicians' ability to select products and procedures. Governments may also impose restrictions on pricing or profitability of medical devices, which could limit our potential revenue. Uncertainty exists as to the reimbursement status of health care products, especially innovative technologies. Additionally, reimbursement coverage, if available, may not be adequate for us to achieve market acceptance of our future products or to maintain price levels sufficient for us to realize an appropriate return on our products. Additionally, Medicare and other insurance reimbursement levels could be reduced or eliminated in the future. If payors decide not to continue covering our products or to reduce reimbursement levels, our sales may not meet our expectations.

Further, our strategy depends in part on our collaborative partners. As a result, our ability to commercialize our products may be hindered if cost control initiatives, such as reducing reimbursement rates or amounts, adversely affect our collaborators or the clinical applications they market or are seeking to develop.

FAILURE TO OBTAIN PRODUCT APPROVALS OR TO COMPLY WITH ONGOING GOVERNMENTAL REGULATIONS COULD ADVERSELY AFFECT OUR ABILITY TO MARKET AND SELL OUR PRODUCTS AND SERVICES AND COULD RESULT IN LOSSES.

We have been successful in receiving governmental clearances for the products listed below along with their indications for use:


         PRODUCT                                     INDICATION FOR USE
         -------                                     ------------------
EVLT(R) kit and D15Plus diode laser          Ablation of the greater saphenous vein with reflux in
                                             patients with superficial vein reflux and venous
                                             incompetence and reflux of superficial veins in the
                                             lower extremity

Diomed 15Plus and 30Plus                     Open and endoscopic surgical procedures in fields such
                                             as urology, gastroenterology, gynecology and
                                             neurosurgery; applications include treatment of vascular
                                             lesions and pigmented lesions

Diomed 630 PDT                               Combination pre-market approval application for
                                             Photofrin used in palliation of esophageal cancer and
                                             endobronchial non-small cell lung cancer and for
                                             treatment of Barrett's Esophagus

EVLT(R) kit, Diomed DELTA, D15Plus           Treatment of varicose veins and varicosities associated
and D30Plus diode lasers                     with the superficial vein reflux of the greater
                                             saphenous vein

The production and marketing of our products and our ongoing research and development, preclinical studies and clinical trial activities are subject to extensive regulation and review by numerous governmental authorities in the United States, including the FDA, and similar regulatory agencies in other countries. Before we can market them, most medical devices that we develop, and all of the drugs that physicians use in conjunction with those devices, must undergo rigorous preclinical studies and clinical trials and clear an extensive regulatory process administered by the FDA and comparable foreign authorities. These processes involve substantial costs and can often take many years. As a result of the required up-front costs for regulatory approval and relatively long time between developing a product and being able to generate revenue, we may incur losses and negative cash flows. Regulations provide that failure to comply with the applicable requirements can, among other things, result in non-approval, suspensions of regulatory approvals, fines, product seizures and recalls, operating restrictions, injunctions and criminal prosecution. We have limited experience in performing regulatory activities, we have limited resources available for handling regulatory matters. We rely on our collaborative partners and outside consultants to assist us with our regulatory needs.

We must compile and submit to the FDA and other applicable regulators new indications of use as we determine new clinical applications for our products. We may also be required to seek regulatory clearance for modifications to our existing products, including changes to suppliers which must satisfy the FDA's applicable criteria or the criteria of other applicable regulators. We believe that we have not reached this threshold in our program and are not now required to submit an application to the FDA for any changes we have made to our previously reviewed products. In the future, however, we may decide to alter certain products in a manner such that the FDA or other applicable regulators outside the U.S. will review the change. If we are required to seek FDA approval for future indications or modifications to our existing products or services, we or our collaborative partners may be unable to satisfy the conditions imposed by the FDA (or other regulators). As a result, we may be required to abandon applications for regulatory approval we make, or we may be unable to obtain FDA clearances or other approvals we seek, and therefore we may be unable to offer products and services relating to product modifications or new indications of use.

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

IF PHYSICIANS DO NOT SUPPORT THE USE OF OUR PRODUCTS, WE MAY NOT ACHIEVE FUTURE SALES GROWTH.

Our product sales have mainly been to physicians who are receptive to minimally invasive techniques. Other physicians may not purchase our products until they receive further long-term clinical evidence to convince them to alter their existing treatment methods and recommendations from prominent physicians that our products effectively treat vein disease. Physicians to whom we market our products have been trained in alternative vein treatment procedures. We may be unable to persuade physicians to incur the time or costs necessary to adopt our EVLT(R) procedure in place of those more familiar procedures. We believe that physicians will not use our products unless they determine, based on experience, clinical data and other factors, that our EVLT(R) product line represents an attractive alternative to conventional means of treating vein disease. If our EVLT(R) product line does not receive adequate endorsement by influential physicians or our long-term data does not support our current claims of efficacy, our product sales and profitability could be materially adversely affected. VeinViewer(TM), a new product developed by Luminetx, for which we will act as an exclusive distributor to physicians performing sclerotherapy, phlebectomies or varicose vein treatment, in North American and the United Kingdom, is in the initial stages of commercialization. Therefore, the profitability of VeinViewer(TM) for us is speculative.

FAILURE IN OUR PHYSICIAN TRAINING EFFORTS COULD SIGNIFICANTLY REDUCE PRODUCT SALES.

Achieving successful results with our EVLT(R) product line is highly dependent on proper physician technique in performing the procedure. As a result, it is critical to the success of our sales effort to provide a sufficient number of physicians with adequate instruction in the use of our products. We rely on physicians to spend their time to learn the new procedure. If physicians are not properly trained, they may misuse or ineffectively use our products. This may result in unsatisfactory patient outcomes, patient injury, negative publicity or lawsuits against us, any of which could have an adverse effect on our product sales, increase our product liability risk and impair our ability to operate as a going concern.

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

WE MAY NOT BE ABLE TO KEEP PACE WITH RAPID CHANGES IN THE MEDICAL DEVICE INDUSTRY. AS A RESULT, SOME OR ALL OF OUR PRODUCTS COULD BECOME OBSOLETE. COMPETING PRODUCTS AND TECHNOLOGIES MAY ALSO MAKE SOME OR ALL OF OUR PROGRAMS OR POTENTIAL PRODUCTS NONCOMPETITIVE OR OBSOLETE.

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

We rely on a combination of patents, licenses, trade secrets and know-how to establish and protect our proprietary rights to our technologies and products. As of March 15, 2006, we held 31 patents in the U.S. and foreign countries. We currently have patents for the following inventions we use in our laser devices and systems:

      -     endovascular laser treatment of varicose veins, used in EVLT(R);

      - introducer sheath/optical fiber arrangement for use in endovascular laser treatment of varicose veins, used in EVLT(R);

      - methods of using introducer sheath/optical fiber arrangement in the endovascular treatment of varicose veins;

      -     laser system incorporating optical fibres;

      -     solid state laser diode light source;

      -     high power light source;

      -     peltier-cooled apparatus;

      -     medical spacing guide; and

      -     fiber optic diffuser.

Of the patents, 9 are U.S. patents and 22 are filed in different jurisdictions. These patents expire at various times from 2010 to 2023.

Included in the foregoing are patents we license. Although we have an ownership interest in the EVLT(R) patent that we purchased in September 2003 from one of the inventors of this technology, we also licensed the rights in the same patent from all of the other inventors on an exclusive basis. We also sub-license technology used in our OPTIGUIDE(R) fiber optic diffuser used in photodynamic therapy applications on a non-exclusive basis from the licensee. For detailed information, see the risk factor captioned "The Termination of Licenses That We Currently Use Could Enable Competitors to Offer Products Similar to Ours or Prevent Us from Offering Our Products" and "Business - Patents, Trademarks and Proprietary Technology."

To date, we have sued four competitors for infringement of our EVLT(R) patent:
Vascular Solutions, Inc., AngioDynamics, Inc., Total Vein Solutions, LLC and New Star Lasers, Inc. d/b/a CoolTouch, Inc. Vascular Solutions, AngioDynamics and Total Vein Solutions have each countered that (among other things) our EVLT(R) patent is invalid. If our EVLT(R) patent is judicially determined to be invalid, then we will not prevail in our infringement actions. We will write off our patent acquisition costs (currently an intangible asset on our balance sheet) and we will not be able to exclude third parties from using our EVLT(R) technology. This would likely have a material adverse effect on our financial condition. Separately, in January 2006, concurrently with the grant of our introducer sheath/optical fiber patents, AngioDynamics commenced a declaratory judgment of invalidity, unenforceability and non-infringement in connection with these two patents proceeding against us. See "Legal Proceedings," below for further information regarding these lawsuits.

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

On July 21, 2005, VNUS Medical Technologies, Inc. ("VNUS") filed a patent infringement lawsuit against us. We intend to vigorously defend this lawsuit. See "Legal Proceedings," below, for further information.

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

The securities markets have experienced extreme price and volume fluctuations during the past three years, and the market prices of the securities of emerging companies and technology-oriented companies have been especially volatile. In the past, companies that have experienced volatility in the market price of their stock have been the subject of securities class action litigation. In fact, we were sued for allegedly violating Section 10(b) of the Securities Exchange Act of 1934, in connection with trading activity during the first quarter of 2002. We defended against this lawsuit and succeeded in having the lawsuit dismissed, with prejudice. See "Legal Proceedings," below, for details regarding this lawsuit. Securities class action litigation could result in substantial costs, liabilities and a diversion of management's attention and resources. The shares of common stock recently issued in our equity financing transactions will likely enter the trading market and may result in lower trading prices if there are not sufficient purchasers to absorb the common stock as it enters the market.

OUR COMMON STOCK HAS BEEN PUBLICLY TRADED ONLY SINCE FEBRUARY 22, 2002. THE PRICE OF OUR COMMON STOCK HAS FLUCTUATED WIDELY AND WE EXPECT THAT THE PRICE OF OUR COMMON STOCK COULD CONTINUE TO FLUCTUATE SUBSTANTIALLY.

Until shortly after the February 14, 2002 merger, there was not any significant public market for our common stock. On February 22, 2002, shares of our common stock became listed for trading on the American Stock Exchagne. We cannot be certain that the American Stock Exchange will maintain our listing if we fall below its listing qualifications or do not comply with other applicable American Stock Exchange rules. An issuer's securities may be delisted by the American Stock Exchange if the issuer fails to meet certain financial criteria, or if a listed security trades at a low market price for a substantial period of time. We have not received notice from the American Stock Exchange threatening to delist our common stock, but if we were to receive such a notice in the future, we cannot be certain that we would be able to take corrective action requested by the American Stock Exchange to avoid delisting.

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

CERTAIN OF OUR INVESTORS HAVE SIGNIFICANT VOTING POWER, AND THESE INVESTORS MAY ACT CONTRARY TO THE INTERESTS OF OTHER STOCKHOLDERS.

There are several investors who beneficially own significant amounts of our common stock. As of March 15, 2006, six investors beneficially owned approximately 10.5 million shares of our common stock (on a diluted basis). See "Security Ownership of Certain Beneficial Owners and Management," below, for further information. These investors' interests may be different from yours. The concentration of share ownership among a limited number of investors gives these investors influence over our affairs, particularly if these investors act in concert. The effect of this concentration of ownership may also delay or prevent a change in control and might adversely affect the trading price of our common stock. Therefore, concentration of ownership in a limited number of investors may not be in the best interests of our other stockholders.

WE HAVE NOT PAID DIVIDENDS ON SHARES OF OUR COMMON STOCK IN THE PAST AND DO NOT EXPECT TO PAY DIVIDENDS ON SHARES OF OUR COMMON STOCK IN THE FUTURE. ANY RETURN ON INVESTMENT IN OUR COMMON STOCK MAY BE LIMITED TO POTENTIAL FUTURE APPRECIATION ON THE VALUE OF OUR STOCK.

We have never paid cash dividends on shares of our common stock and do not anticipate paying cash dividends on our common stock in the foreseeable future (although the preferred stock we issued on September 30, 2005 provides for dividends to be paid quarterly at varying rates - see "Liquidity and Capital Resources; Transactions in 2005 - Private Placement Financing Completed September 30, 2005," below, for a description of the dividend and other terms of the preferred stock). The payment of dividends on our common stock, if ever, will depend on our earnings, financial condition and other business and economic factors affecting us at such time as the board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on investment will only occur if and to the extent that our stock price appreciates, and, if the price of our common stock does not appreciate, then there will be no return on investment.

A SALE OF A SUBSTANTIAL NUMBER OF SHARES OF OUR COMMON STOCK MAY CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE AND MAY IMPAIR OUR ABILITY TO RAISE CAPITAL IN THE FUTURE.

We have approximately 19.4 million shares of common stock outstanding as of March 15, 2006.

If our stockholders sell substantial amounts of our common stock in the public market, including shares issued upon the conversion of the convertible debentures, upon the exchange of our preferred shares or on the exercise of outstanding warrants, the market price of our common stock could decrease. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at times and prices that we deem reasonable or appropriate.

On October 25, 2004, we issued and sold approximately 4 million shares of common stock in our 2004 equity and debt financing (including shares underlying debentures converted into common stock through March 15, 2006 and warrants exercised to purchase common stock through March 15, 2006). These 4 million shares are included in the approximately 19.4 million shares of common stock outstanding as of March 15, 2006. Of the securities we issued in our 2004 equity and debt financing, as of March 15, 2006, approximately 1.6 million shares of common stock underly currently outstanding convertible debentures, and approximately 2.7 million shares underly currently outstanding warrants. The purchase price paid by the investors in the 2004 equity and debt financing for shares of common stock was $1.53, the conversion price of the debentures is, subject to certain adjustments, $2.29 per share, and the exercise price of the warrants is, subject to certain adjustments, $2.10 per share. All of the shares that we issued in the 2004 equity and debt financing and the shares underlying the convertible debentures and warrants are currently registered with the SEC and are freely tradable in the public market by the 2004 equity and debt financing investors.

Further, as of March 15, 2006, warrants to purchase 600,000 shares of common stock at $2.90 per share were outstanding, 50% of which were vested. We issued these warrants to Luminetx on August 5, 2005 pursuant to our exclusive distribution agreement for the Luminetx VeinViewer(TM) product for which we shall act as an exclusive distributor to physicians performing sclerotherapy, phlebectomies or varicose vein treatment, in North American and the United Kingdom.

Also, as of March 15, 2006, 3,975,000 of the 4 million shares of preferred stock and warrants to purchase up to 1.8 million shares of common stock, which we had issued on September 30, 2005, were outstanding (see "Liquidity and Capital Resources; Transactions in 2005 - Private Placement Financing Completed September 30, 2005," below, for further details regarding this financing). We sold the preferred stock for $2.50 per share, and shares of preferred stock are exchangeable for common stock at an exchange rate of $2.50 (or, on a share-for-share basis), subject to certain adjustments. The warrants are exercisable to purchase common stock at $2.50 per share (subject to certain adjustments).

The terms of the preferred stock and the warrants that we issued in the September 30, 2005 financing limit the ability of any investor to exchange preferred stock (and for us to issue shares of common stock as dividends) and/or exercise warrants to the extent that the shares of common stock so issued would exceed 4.99% (or, in the case of certain investors who already owned over 4.99% of our common stock prior to the financing, 9.99%) of the shares of common stock outstanding, unless this limitation is waived in advance by the investor.

Assuming there is no adjustment to the exchange rate of the preferred stock or the exercise price of the warrants, and the limitations on ownership described above do not preclude such exchange or exercise, if the investors in the September 30, 2005 private placement exchange all of their shares of preferred stock for common stock and exercise all of their warrants, and if, in addition, the debenture holders to whom we issued warrants to purchase 200,000 shares of common stock exercise all of their warrants, then we will issue 5.8 million shares of common stock (4 million for preferred stock and 1.8 million for warrants). The shares issued to the investors will have an effective price per share of $2.50. All of the shares of common stock underlying the preferred stock and warrants that we issued in the 2005 equity financing are currently registered with the SEC and, upon issuance, will be freely tradeable in the public market by the 2005 equity financing investors.

According to the terms of the September 30, 2005 financing transaction, we are subject to certain liquidated damages if we did not obtain and/or cannot maintain effectiveness of a registration statement. Since the liquidated damages have no contractual maximum, we determined for accounting purposes that the liquidated damages were onerous and considered net-cash settlement of the transaction in accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," which requires these warrants to be accounted for as a liability. We recorded a warrant liability of $1,861,328 based on the fair value; any subsequent changes in fair value will be recorded as non-cash interest expense in our subsequent Statements of Operations until the warrants are exercised, or expire or otherwise terminate.

If the holders of these securities are able to sell their shares of common stock above the effective price per share paid, then they may be inclined to convert, exchange or exercise these securities and to receive shares of common stock, and to sell these shares. There may also be other reasons that prompt these investors to liquidate their holdings of our securities. If these investors determine to sell large numbers of our shares, then there may be insufficient interest by other investors in purchasing these shares in the trading market, which could cause the market price of our common stock to decrease.

POTENTIAL DILUTION CAUSED BY CURRENTLY OUTSTANDING STOCK OPTIONS AND WARRANTS MAY REDUCE THE MARKET PRICE OF OUR COMMON STOCK.

As of March 15, 2006, there were outstanding stock options representing 2,412,988 shares of common stock, with exercise prices ranging from $1.98 to $205.75 per share. The weighted average exercise price of the stock options outstanding as of March 15, 2006 was $4.87 . In addition, as of March 15, 2006, there were outstanding warrants representing 5,196,775 shares of common stock, with exercise prices varying from $0.025 to $2.90 per share. The weighted average exercise price of all warrants outstanding as of March 15, 2006 was $2.35 per share.

Most of our outstanding warrants provide for antidilution adjustments, which will be triggered if we issue shares in a future transaction at an effective price per share lower than the current exercise price of the outstanding warrants. If triggered, these antidilution provisions will reduce the exercise price of the related outstanding warrants and in certain cases will also increase the number of shares that the warrants represent so as to maintain after the dilutive transaction the pre-transaction percentage of our shares that the warrants represent after the transaction. These antidilution adjustments therefore may have the effect of both lowering the effective price per share of the shares of common stock represented by the warrants and increasing the number of shares issuable upon exercise of the warrants, thereby both increasing the likelihood that a warrant will be exercised and increasing the potential dilution represented by the warrants.

In 2003, our stockholders approved an equity incentive compensation plan, which to help incent and compensate our directors, employees and others who assist our business, and authorized us to issue up to 1.6 million shares of common stock (or common stock equivalents) under that plan. In 2005, our stockholders approved an amendment to this plan, increasing the number of shares available for grant to 3.1 million. We have granted approximately 2.28 million stock options under this plan as of March 15, 2006, and an additional 823,000 awards are available for grant under this plan. The holders of these options have the opportunity to profit if the market price for the stock exceeds the exercise price of their respective securities, without assuming the risk of ownership. If the market price of the common stock does not exceed the exercise price of these securities, then they will likely not be exercised and may expire on their respective expiration dates.

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

      - Our board of directors has the authority to issue up to approximately 16 million additional shares of preferred stock, which are authorized under our certificate of incorporation but are currently unissued. We currently have 4 million shares of preferred stock issued and outstanding. Our board of directors can fix the price, rights, preferences and privileges of the preferred stock without any further vote or action by our stockholders. These rights, preferences and privileges attached to future preferred stock may be senior to those of the holders of our common stock.

      - Certain stockholders hold a significant percentage of our outstanding shares. See the risk factor entitled "Certain of Our Investors Have Significant Voting Power and These Investors May Act Contrary to the Interests of Other Stockholders," above.

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

                               NUMBER OF EMPLOYEES

As of December 31, 2005, we employed a total of 90 full-time employees, 45 of whom are based in the U.S. and 45 of whom are based at Diomed Ltd., our wholly-owned subsidiary in Cambridge, England, where manufacturing and certain international sales are conducted. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. None of our employees represented by a labor union. We believe our employee relations are good.

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

We also occupy approximately 6,300 square feet of office and distribution space in Andover, Massachusetts under a lease expiring in April 2008. We believe that these facilities are in good condition and are suitable and adequate for our current operations.

ITEM 3.  LEGAL PROCEEDINGS.

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

On January 31, 2006, the Court denied Vascular Solutions' motion for summary judgment in which Vascular Solutions had sought dismissal of the trade secret misappropriation claim. The Court dismissed certain subsidiary counts alleging breach of contract and tortious interference.

On March 2, 2006, the Court denied the remaining components of Vascular Solutions' motion for summary judgment concerning damages and concerning Vascular Solutions' counterclaim.

On March 3, 2006, the Court referred the parties to nonbinding mediation.

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

On January 6, 2004, we filed a lawsuit in the United States District Court for the District of Massachusetts against AngioDynamics, Inc. seeking injunctive relief and damages for infringement of the '777 patent. AngioDynamics has generally denied our allegations and has sought a declaratory judgment of invalidity of the '777 patent. AngioDynamics has also added certain counterclaims against us, including antitrust violations, patent misuse and other allegations, all arising from our obtaining and seeking to enforce the '777 patent. The court has bifurcated the case, so that those counterclaims will not be litigated until we resolve our patent infringement claims against AngioDynamics. At the parties' joint request, however, our patent cases involving AngioDynamics and Vascular Solutions have been consolidated by the court for pretrial purposes. We have completed the discovery phase of the litigation.

On April 12, 2005, the Court issued a claim construction ruling, which interprets certain claim language in the '777 patent. We believe that the evidence we have developed to date in the course of these lawsuits if admitted and fully credited will show that AngioDynamics and Vascular Solutions are infringing our patent as it has now been interpreted by the Court.

On December 21, 2005, we moved for summary judgment that the `777 patent is valid, enforcable, and infringed by both Vascular Solutions and AngioDynamics. On the same date, AngioDynamics and Vascular Solutions moved for summary judgment of noninfringement . The Court has scheduled a hearing for May 11, 2006 to hear the parties' respective motions.

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

VNUS Technologies Litigation

On July 21, 2005, a lawsuit was filed against us in the United States District Court for the Northern District of California by VNUS Medical Technologies, Inc., alleging infringement of U.S. patents Nos. 6,258,084, 6,638,273, 6,752,803, and 6,769,433. The complaint was served on us on July 27, 2005. On September 15, 2005, we filed an answer denying the allegations of infringement, and counterclaiming against VNUS for a declaration that none of the patents are infringed and that they are all invalid. On October 12, 2005, VNUS served an amended complaint adding two additional parties, AngioDynamics, Inc. and Vascular Solutions, Inc., as defendants. On October 31, 2005, we filed an answer to the First Amended Complaint, again denying the allegations of infringement, and counterclaiming against VNUS for a declaration that none of the patents are infringed, that they are all invalid and that two of VNUS' patents are unenforceable for inequitable conduct. We are now proceeding with the discovery phase of this litigation. A claim construction hearing is scheduled for November of 2006. We intend to continue to defend against the allegations against us in this case.

'971 and '976 Patent Declaratory Judgment Litigation

On January 3, 2006, AngioDynamics filed a lawsuit against us in the U.S. District Court for the District of Delaware, seeking a declaratory judgment that the claims of our U.S. Patent Number 6,981,971 (the "'971 Patent"), for an introducer sheath/optical fiber arrangement that may be used in the endovascular laser treatment of varicose veins, are invalid, unenforceable and not infringed by AngioDynamics. The '971 Patent was issued by the U.S. Patent and Trademark Office on January 3, 2006, the same day AngioDynamics filed the lawsuit. On January 17, 2006, AngioDynamics filed an Amended Complaint seeking a declaratory judgment with respect to our U.S. Patent Number 6,986,766 (the "'766 Patent"). The '766 Patent relates to methods of using an introducer sheath/optical fiber arrangement in the endovascular laser treatment of varicose veins. We filed a motion to dismiss AngioDynamics' declaratory judgment action in its entirety, based primarily on lack of declaratory judgment jurisdiction. We also assert in our motion to dismiss that the court should dismiss the action in its discretion, and because AngioDynamics' complaint contains a number of deficiencies which we believe warrant dismissal.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On May 17, 2005, we held our 2005 annual meeting of stockholders, pursuant to a proxy statement filed with the Securities and Exchange Commission and furnished to holders of record of our then-outstanding 19,423,728 shares of common stock as of the close of business on April 11, 2005. Of 19,423,728 shares entitled to vote at the meeting, 15,054,876 shares voted, and a quorum was present.

We submitted six proposals to our stockholders at the meeting, five of which were approved by the stockholders, but a proposal seeking to create a classified board of directors was not approved by the stockholders. The results of stockholder voting on these proposals were as follows:

Proposal 1: To elect nine directors to serve until the next annual meeting of stockholders, or until their successors are duly elected and qualified.

            Director Nominee          Votes For          Votes Withheld
            ----------------          ---------          --------------
            Geoffrey Jenkins          14,983,494         71,381
            Sidney Braginsky          14,989,966         64,909
            Gary Brooks               14,988,886         65,989
            A. Kim Campbell           14,993,082         61,793
            Joseph Harris             14,988,956         65,919
            Peter Klein               14,989,954         64,921
            Edwin Snape, Ph.D.        14,989,184         65,929
            James A. Wylie, Jr.       14,982,472         72,403
            David B. Swank            14,988,946         65,929

Accordingly, each of the director nominees was elected to serve as a director for the term beginning following the annual meeting.

Proposal 2: To approve an amendment to the Company's certificate of incorporation in order to create a classified board of directors, having three classes, each with a term of three years, staggered such that one class is elected each year. The results of voting were as follows:

      For         Against       Abstained     Broker Non-Votes
      ----------- ------------- ------------- -----------------
      4,520,588   2,858,105     3,348         7,672,835

In order to be approved, a majority of our shares entitled to vote at the meeting had to be cast "For" the proposal. As a majority of our shares entitled to vote at the meeting did not vote "For" the proposal, the proposal was not approved.

Proposal 3: To approve an amendment to the 2003 Omnibus Plan to increase the number of shares available for grant thereunder from 1,600,000 to 3,100,000. The results of voting were as follows:

      For         Against     Abstained   Broker Non-Votes
      ----------- ----------- ----------- ------------------
      7,169,989   182,795     29,527      7,672,835

Accordingly, the proposal was approved.

Proposal 4: To approve the issuance of shares underlying the convertible debentures we issued on October 25, 2004 at a conversion price less than $2.20 per share if antidilution provisions under the terms of the convertible debentures so require. The results of voting were as follows:

      For          Against      Abstained    Broker Non-Votes
      ------------ ------------ ------------ -------------------
      6,036,574    1,317,350    27,717       7,672,835

Accordingly, the proposal was approved.

Proposal 5: To approve the issuance of shares underlying the warrants we issued October 25, 2004 at an exercise price per share less than $1.91 if antidilution provisions under the terms of the warrants so require. The results of voting were as follows:

      For          Against      Abstained     Broker Non-Votes
      ------------ ------------ ------------- -------------------
      6,036,133    1,316,635    29,273        7,672,835

Accordingly, the proposal was approved.

Proposal 6: To ratify the selection of BDO Seidman, LLP as the Company's independent registered public accountant for 2005. The results of voting were as follows:

            For               Against      Abstained
            ----------------- ------------ ------------
            15,001,281        36,081       17,514

Accordingly, the proposal was approved.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                           CERTAIN MARKET INFORMATION

Our common stock is traded on the American Stock Exchange under the symbol "DIO." On March 27, 2006, our common stock closed at a price of $2.45 per share.

            MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Since February 22, 2002, our common stock has been listed on the American Stock Exchange under the symbol "DIO." Between November 2001 and February 22, 2002, our stock was quoted on the OTC Electronic Bulletin Board. Prior to being quoted on the OTC Bulletin Board, there was no market for our common stock. The following table sets forth for the periods indicated the high and low bid price information for the common stock as reported on the American Stock Exchange and the Over-the-Counter Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The prices per share shown below are adjusted to reflect the 1-for-25 reverse split effective June 17, 2004.

PERIOD                                HIGH             LOW
------                                ----             ---
2004
     FIRST QUARTER...................$ 9.00           $ 3.75
     SECOND QUARTER..................$ 4.25           $ 2.50
     THIRD QUARTER...................$ 3.19           $ 1.91
     FOURTH QUARTER..................$ 4.32           $ 1.66

2005
     FIRST QUARTER...................$ 4.68           $ 3.49
     SECOND QUARTER..................$ 4.08           $ 2.41
     THIRD QUARTER...................$ 3.21           $ 1.92
     FOURTH QUARTER..................$ 2.50           $ 1.73

As of December 31, 2005, there were approximately 328 holders of record of our common stock (a substantial number of which are nominees for other persons), and as of March 27, 2006, there were approximately 320 holders of record of our common stock (a substantial number of which are nominees for other persons).

It has been our policy not to pay cash dividends and to retain earnings to support our growth. However, we have agreed to pay dividends to the holders of the preferred stock we issued on September 30, 2005. These dividends are payable in cash or under certain circumstances and at our election, in the form of common stock. See "Liquidity and Capital Resources; Transactions in 2005 - Private Placement Financing Completed September 30, 2005," below for further details. We do not anticipate paying any cash dividends on our common stock in the foreseeable future.

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

As of December 31, 2005, there were 19,423,728 shares of common stock outstanding, plus an additional 12,552,812 shares of common stock represented by the 4,000,000 shares of preferred stock and 1,800,000 warrants we issued on September 30, 2005 and the previously outstanding convertible debentures, warrants and stock options, resulting in 31,976,540 shares of common stock outstanding on a fully diluted basis. There were 4,000,000 shares of preferred stock outstanding as of December 31, 2005.

The following description of our capital stock does not purport to be complete and is subject to and qualified by our Articles of Incorporation and By-laws, which are included as exhibits to this report, and by the provisions of applicable Delaware law.

                                  COMMON STOCK

Subject to preferences that may be applicable to any rights of holders of outstanding stock having prior rights as to dividends, the holders of outstanding shares of our common stock are entitled to receive dividends out of assets legally available therefor at such times and in such amounts as the board of directors from time to time may determine. Holders of our common stock are entitled to one vote for each share held on all matters submitted to a vote of the stockholders. Cumulative voting with respect to the election of directors is permitted by our Certificate of Incorporation. The common stock is not entitled to preemptive rights and is not subject to conversion or redemption. Upon our liquidation, dissolution or winding-up, the assets legally available for distribution to stockholders are distributable ratably among the holders of the common stock after payment of liquidation preferences, if any, on any outstanding stock having prior rights on such distributions (such as the preferred stock we issued on September 30, 2005, should any of those shares be outstanding at the time of liquidation, dissolution or winding up) and payment of other claims of creditors. Each share of common stock outstanding as of December 31, 2005 is validly issued, fully paid and nonassessable.

                                 PREFERRED STOCK

Our board of directors is authorized, subject to any limitations prescribed by Delaware law, to issue preferred stock. The board of directors can fix the rights, preferences and privileges of the shares and any qualifications, limitations or restrictions thereon. The board of directors may authorize the issuance of preferred stock with voting or other rights that could adversely affect the voting power or other rights of the holders of common stock. Each share of preferred stock outstanding as of the December 31, 2005 is validly issued, fully paid and nonassessable.

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

3,975,000 shares of preferred stock were issued and outstanding as of March 15, 2006, having been issued pursuant to the private placement financing that we completed on September 30, 2005. See 'Liquidity and Capital Resources", Transactions in 2005 - Private Placement Financing Completed September 30, 2005," below, for a discussion of the particular rights and preferences designated by the board of directors for these shares of preferred stock. This number reflects the exchange of 25,000 shares of preferred stock for 25,000 shares of common stock by a Preferred stockholder in January 2006. After giving effect to the 4,200,000 shares designated for issuance in the September 30, 2005 financing (of which only 4,000,000 were issued and sold), we had an additional 15,800,000 authorized but unissued shares of preferred stock available.

                                  STOCK OPTIONS

In November 2003, our stockholders approved our 2003 Omnibus Incentive Plan, under which we reserved 1.6 million shares of common stock for future issuance. In May 2005, our stockholders approved an increase of 1.5 million shares reserved, providing for a total of 3.1 million shares of common stock reserved for future issuance. The 2003 Omnibus Plan provides for grants or awards of stock options, restricted stock awards, restricted stock units, performance grants, stock awards, and stock appreciation rights. Only present and future employees and outside directors and consultants are eligible to receive incentive awards under the 2003 Omnibus Plan. Stock options are currently outstanding under the 2003 Omnibus Plan and two prior plans, the 1998 Stock Option Plan and the 2001 Stock Option Plan, as well as a de minimis number of non-plan options.

The exercise price and vesting of individual awards granted are determined by the board of directors at the date of grant. Our current policy provides for options to generally vest over two to four years and expire 10 years after the date of grant. Incentive stock options under the plans are granted at not less than fair market value per share of common stock on the date of grant or 110% of fair market value for any stockholder who holds more than 10% of the total combined voting power of all classes of stock of the Company.

On December 16, 2005, the Board of Directors determined to accelerate the vesting of the Company's unvested stock options with an exercise price greater than $4.00 per share previously awarded to the directors, officers and employees pursuant to the Company's 2003 Omnibus Incentive Plan, 2001 Stock Option Plan and 1998 Stock Option Plan. The closing price of our common stock on the American Stock Exchange on December 16, 2005 was $1.90. As a result of this acceleration, the Company will recognize no compensation expense for options to acquire approximately 574,000 shares of common stock (representing approximately 3% of the shares of our common stock outstanding on December 16, 2005) which would have vested during the fiscal years ended December 31, 2006 and 2007. As a result of these actions, we eliminated approximately $1,657,000 of future after-tax compensation expense relating to employee stock options after January 1, 2006.

During 2005, we granted 29,760 options to purchase common stock at exercise prices in the range of 2.03 to $4.03 per share to nine consultants for services performed. We recorded the fair value of these options, based on the Black-Scholes option pricing model, as stock-based compensation expense totaling $49,474 in the statement of operations for the year ended December 31, 2005.

As of December 31, 2005, 1.5 million options and other incentive stock awards were available for future grants under the 2003 Omnibus Plan. In addition, 2,542 options were available under the 2001 Plan as of December 31, 2005.

As of December 31, 2005, options to purchase a total of 1,733,398 shares of common stock were issued and outstanding, as follows:

                                                    OUTSTANDING                         EXERCISABLE
                                         ---------------------------------- -------------------------------------
                                          Remaining     Weighted Average                     Weighted Average
    Exercise Price          Shares          Life*        Exercise Price        Shares         Exercise Price
$2.00 - $4.75                991,343            8.64          $  3.91          881,935            $   4.01
 5.00 - 11.50                710,691            7.96             5.56          710,691                5.56
26.00 - 50.00                 18,256            5.82            35.32           18,256               35.32
56.25 - 88.50                    814            5.42            61.40              814               61.40
100.00 - 164.00               11,974            1.99           152.20           11,974              152.20
$201.25 - $205.75                320            0.83           205.75              320              205.75
                           ---------                          -------        ---------            --------
                           1,733,398                          $  6.01        1,623,990            $   6.21
                           =========                          =======        =========            ========

                                    WARRANTS

From time-to-time we issue warrants to purchase common stock to persons who have invested in the Company or who have provided services to us or entered into agreements with us. As of December 31, 2005, warrants to purchase a total of 5,196,775 shares of common stock were issued and outstanding, as follows:

                                                                                                               Weighted Average
                                             Range of Exercise                       Weighted Average        Remaining Contractual
                                                   Price          Number of Shares   Exercise Price             Life (In Years)
                                             ------------------- ------------------- ---------------------- ------------------------
Outstanding, December 31, 2003                $0.025 - $87.50         1,196,838           $  2.00                    4.90

     Granted to Placement Agent                   1.92 - 2.35           129,272              2.18                    4.82
     Granted to 2004 PIPE Holders                        2.10         3,013,671              2.10                    4.82
     Exercised by Placement Agent                0.025 - 2.50        (1,184,719)             0.03                       -
     Exercised by 2004 PIPE Holders                      2.10          (163,399)             2.10                       -
     Forfeited                                          50.00              (400)            50.00                       -
                                              ---------------         ---------           -------                    ----
Outstanding, December 31, 2004                $0.025 - $87.50         2,991,263           $  2.18                    4.82

     Granted to 2005 PIPE Holders                        2.50         1,600,000              2.50                    4.75
     Granted to 2004 PIPE Holders                        2.50           200,000              2.50                    4.75
     Granted to Luminetx                                 2.90           600,000              2.90                    4.60
     Exercised by 2004 PIPE Holders                      2.10          (192,811)             2.10                       -
     Forfeited                                          87.50            (1,677)            87.50                       -
                                              ---------------         ---------           -------                    ----

Outstanding, December 31, 2005                $ 0.025 - $2.90         5,196,775           $  2.35                    4.00
                                              ===============         =========           =======                    ====

Exercisable December 31, 2004                 $0.025 - $87.50         2,991,263           $  2.18                    4.82
                                              ===============         =========           =======                    ====
Exercisable December 31, 2005                 $ 0.025 - $2.90         4,896,775           $  2.35                    4.00
                                              ===============         =========           =======                    ====

During 2005, we issued warrants as indicated in the table above. On August 5, 2005, we issued warrants to purchase 600,000 shares of common stock with an exercise price of $2.90 per share to Luminetx Corporation in connection with a distribution agreement between us and Luminetx, and on September 30, 2005, we issued warrants to purchase 1.6 million shares of common stock with an exercise price of $2.50 per share to investors who purchased preferred stock in our private placement financing and warrants to purchase 200,000 shares of common stock with an exercise price of $2.50 per share to holders of debentures that we had issued in October 2004 as an inducement for their waiver of certain negative covenants that were implicated by the September 2005 financing transaction.

On October 25, 2004, in connection with the 2004 Private Placement equity and debt financing, the Company issued 3,013,671 warrants to investors. These warrants have an exercise price of $2.10 per share. These warrants are exercisable for five years. During 2004, a total of 163,399 of these warrants with an exercise price of $2.10 per share were exercised, for which the Company issued a total of 163,399 shares of common stock. During 2005, a total of 192,811 of these warrants with an exercise price of $2.10 per share were exercised, for which the Company issued a total of 192,811 shares of common stock. During 2005, 1,677 warrants issued to investors in prior periods with exercise prices of $87.50 expired unexercised.

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

                     RECENT SALES OF UNREGISTERED SECURITIES

In 2004 and 2005, we issued unregistered securities in several transactions, which we have previously reported in our 2004 Annual Report on Form 10-KSB, Quarterly Reports on Form 10-QSB and/or Current Reports on Form 8-K. See also "Liquidity and Capital Resources," "Transactions in 2004" and "Transactions in 2005," below.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

You should read the following discussion of our financial condition and results of operations together with the audited consolidated financial statements and notes to the financial statements at December 31, 2005 and 2004, which are included elsewhere in this annual report.

This section contains forward-looking statements which involve known and unknown risks and uncertainties. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as "may," "will," "should," "potential," "expects," "anticipates," "intends," "plans," "believes" and similar expressions. These statements are based on our current beliefs, expectations and assumptions and are subject to a number of risks and uncertainties. Our actual results could differ materially from those discussed in these statements. We refer you to the "Risk Factors" on pages 23 through 38 of this annual report for a discussion of certain risks, including those relating to our business as a medical device company without a significant operating record and with operating losses, our risks relating to the commercialization of our current and future products and applications, and risks relating to our common stock and its market value.

In view of our relatively limited operating history, we have limited experience forecasting our revenues and operating costs. Therefore, we believe that period-to-period comparisons of financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. To date, the Company has incurred substantial costs to create or acquire our products. As of December 31, 2005, we had an accumulated deficit of approximately $80.8 million, including $17.2 million in non-cash interest expense. We may continue to incur operating losses due to spending on research and development programs, clinical trials, regulatory activities, and sales, marketing and administrative activities. This spending may not correspond with any meaningful increases in revenues in the near term, if at all. As such, these costs may result in losses until such time as the Company generates sufficient revenue to offset such costs.

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

EVLT(R) was a primary source of revenue in 2005, and will continue to be our primary source of revenue in 2006. We believe that EVLT(R) will achieve a high level of commercial acceptance due to its relative short recovery period, immediate return to the patient's normal routine barring vigorous physical activities, reduced pain and minimal scarring, and reduced costs compared to other treatments for varicose veins. We developed our EVLT(R) product line as a complete clinical solution and marketing model, including a laser, disposable kit, clinical training and customized marketing programs, to assist office-based and hospital-based physicians in responding to the growing demand for treatment of varicose veins in a minimally invasive manner. We have also published a health insurance reimbursement guide to assist physicians in the reimbursement submission process. We believe that these attributes, in addition to EVLT(R)'s superior clinical trial results provide EVLT(R) with a competitive advantage over competing traditional and minimally invasive varicose vein treatment products.

We expect that as the number of EVLT(R) procedures increases, so will our sales of associated disposable items. We believe that the U.S. represents the single largest market for EVLT(R). We target our sales and marketing efforts at hospitals, private physician practices and clinics and focus on specialists in vascular surgery, interventional radiology, general surgery, phlebology, interventional cardiology, gynecology and dermatology.

We primarily use a direct sales force to market our products in the United States and a network of more than 30 distributors to market our products abroad. In August 2005, we entered into a three year agreement with Luminetx, Inc. to acquire exclusive distribution rights to the VeinViewer(TM) Imaging System for the sclerotherapy, phlebectomy and varicose vein treatment markets in the United States and United Kingdom. We expect this product to be commercially available during the second quarter of 2006.

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

We currently employ 20 EVLT(R) sales representatives, two regional sales managers and a vice president of North American sales. We have also added three sales development personnel to focus on VeinViewer(TM) sales. Additionally, our current clinical support organization employs four clinical specialists, including one training manager, who support our field sales efforts. These clinical specialists assist in physician training and post-sales support, freeing our sales representatives to focus on new sales opportunities.

We have developed and maintain a website - www.EVLT.com - to assist both patients and physicians. EVLT.com provides patients with education about treatment options and benefits of EVLT(R) and provides physicians with education about the EVLT(R) procedure. At www.EVLT.com, patients can also locate the nearest physician performing EVLT(R) by inputting their city and state. We also maintain a corporate website - www.diomedinc.com - which includes information about the Company and our physician support initiatives, among other things.

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

                             RESULTS OF OPERATIONS

FISCAL YEAR ENDED DECEMBER 31, 2005 COMPARED TO FISCAL YEAR ENDED
DECEMBER 31, 2004

REVENUE

Diomed delivered revenues for the year ended December 31, 2005 of $19,049,000, increasing approximately $5,664,000, or 42%, from $13,385,000 for the year ended December 31, 2004. Revenue from EVLT(R) disposable procedure kits increased 83% in 2005 versus 2004, demonstrating the continued and growing acceptance of EVLT(R) by the medical community and patients alike.

In 2005, approximately $9,301,000, or 49%, of our total revenues, were derived from laser sales, as compared to approximately $7,839,000, or 59%, in 2004. In 2005, approximately $9,748,000, or 51%, of our total revenues were derived from sales of disposable fibers and kits, accessories and service, as compared to approximately $5,546,000, or 41% in 2004. We expect the proportion of revenue derived from disposables to increase as we establish a larger base of installed lasers and the number of EVLT(R) procedures performed grows.

The increase in revenue is attributable primarily to:

      -     increased penetration in the EVLT(R) market,

      - the compounding impact of the recurring revenue stream from disposable sales to both new and existing customers,

      - the impact of new sales management and development of our sales team, and

      - the impact of increased acceptance of the EVLT(R) procedure and expanded reimbursement coverage by health care insurers, including the establishment of reimbursement codes for EVLT(R) by the American Medical Association and the Center for Medicare and Medicaid Services, which became effective January 31, 2005.

COST OF REVENUE AND GROSS PROFIT

Cost of revenue for the year ended December 31, 2005 was $10,113,000, increasing approximately $2,193,000, or 28%, from $7,920,000 for the year ended December 31, 2004. Cost of revenue, as a percentage of sales, decreased from 59% to 53% on a year-to-year basis. The increase in cost of revenue in 2005 was driven by the corresponding increase in the number of lasers and disposable products sold, offset, on a percentage of sales basis, by the leverage of fixed manufacturing costs across a greater number of units and improved materials costs.

Gross profit for the year ended December 31, 2005 was $8,936,000, increasing approximately $3,471,000 from $5,464,000 for the year ended December 31, 2004. On a percent-of-sales-basis, the gross margin increased from 41% to 47%. The increase in gross profit in 2005 was driven by incremental sales volume, as well as improvements in material costs.

OPERATING EXPENSES

Research and development expenses for the year ended December 31, 2005 decreased by $158,000 or 9%, to $1,537,000 from $1,695,000 in the year ended December 31,
2004, as work on our new Delta laser platform was completed. We expect that research and development spending will remain at approximately the same level as 2005, as we continue to drive product functionality, cost improvements and other enhancements.

Selling and marketing expenses for the year ended December 31, 2005 were $9,392,000, increasing approximately $2,231,000, or 31%, from $7,161,000 for the year ended December 31, 2004. The increase was driven by a continued expansion in the size of our sales force of $915,000, primarily related to salaries, higher sales commissions of $468,000 resulting from increased sales volume and increased marketing expenditures of $262,000 primarily for trade shows and practice enhancement to support the sales efforts to drive the growing commercialization of EVLT(R). In 2006, we anticipate continued increased expenses resulting from the larger sales organization and increased commissions due to expected increases in volume.

General and administrative expenses for the year ended December 31, 2005 were $7,819,000 increasing approximately $1,397,000, or 22%, from $6,422,000 for the year ended December 31, 2004. The increase was primarily attributable to incremental legal fees of $1,105,000, which totaled $2,980,000 in 2005, as well as Sarbanes-Oxley compliance costs of $192,000, including costs for consultants we retained to document our processes and internal controls. Legal costs included the cost of '777 patent infringement litigation against four competitors commenced during 2004, as well as continuing costs of litigation against Vascular Solutions in trade secrets suit litigation commenced by the Company in the fourth quarter of 2003. In 2006, we anticipate general and administrative expenses to remain at this elevated level as we continue to incur legal fees in connection with our intellectual property '777 patent infringement actions lawsuits, some of which we expect to proceed to trial during the third quarter of 2006, as well as defense costs pertaining to the patent infringement action initiated by VNUS and the declaratory judgment patent litigation commenced by AngioDynamics in January 2006.

LOSS FROM OPERATIONS

As a result of the factors outlined above, the loss from operations for the year ended December 31, 2005 was $9,812,000, decreasing slightly from $9,813,000 for the year ended December 31, 2004, as incremental gross profit was primarily offset by increased legal costs related to our patent litigation.

OTHER (INCOME) EXPENSE, NET

Other expense, net for the year ended December 31, 2005 was $1,626,000, compared to $264,000 for the year ended December 31, 2004. Interest expense of $1,783,000 in the year ended December 31, 2005 included non-cash charges totaling $1,197,000 related to the amortization and acceleration of the debt discount related to the conversion of $3,288,000 in debt issued in the September 28, 2004 equity and debt financing. In the year ended December 31, 2004, interest expense of $264,000 included non-cash interest of $108,725 related to amortization of the debt discounts recorded in the September 28, 2004 equity and debt financing.

Gain on the fair value of warrant liability for the year ended December 31, 2005 was $158,000, as a result of the mark-to-market for the warrants issued in the private placement financing completed on September 30, 2005. The Company valued the 1,800,000 warrants using the Black-Scholes model at December 31, 2005. The Company will continue to revalue the 1,800,000 warrants in each reporting period based on the Company's stock price, and any subsequent changes in the fair value will be included as non-cash and non-operating gains or losses on the fair value of warrant liability for as long as the warrants are outstanding. These warrants were not outstanding in 2004 and therefore there was no gain or loss related to the fair value liability in 2004.

INCOME TAXES

For the years ended December 31, 2005 and 2004, we included no provision for foreign, federal or state income taxes, as we incurred net operating losses.

NET LOSS

Net loss for the year ended December 31, 2005 was $11,438,000 compared to $10,077,000 for the year ended December 31, 2004. The expansion of our sales and marketing efforts during 2005 drove incremental revenue, resulting in increased gross margin, which was offset by the increased legal costs and $1,623,000 in non-cash interest expense arising from the amortization and acceleration of debt discount from the conversion of $3,288,000 in debt in 2005 and a $158,000 non-cash gain for the change in the fair value of the warrant liability entered into on September 30, 2005.

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS

Net loss applicable to common stockholders for the year ended December 31, 2005 was $12,888,000, or $0.67 per share, compared to $10,077,000, or $0.68 per share, for the year ended 2004. For the year ended December 31, 2005, net loss applicable to common stockholders included $1,151,000 in non-cash dividends accreted on preferred stock as a result of a beneficial conversion feature and a fair value adjustment to preferred stock. We also agreed to pay cash dividends to holders of the preferred stock on an ongoing basis at 6% for the first 18 months, 10% for months 19 to 24, and 15% thereafter for as long as the preferred stock is outstanding, although these dividends will not accrue on any days where the volume weighted average price of the common stock for the 30 prior trading days equals or exceeds $6.25 (subject to adjustment for stock splits, stock dividends and similar events). These cash dividends amounted to $150,000 during the fourth quarter of 2005. In addition, because the dividend percentage is considered below market for accounting purposes, we will continue to record an incremental non-cash dividend as an increase to the carrying value of the preferred stock to reflect an effective interest rate of 16.5%. As a result, in the fourth quarter of 2005, we recorded $149,000 of non-cash preferred stock dividend.

                        LIQUIDITY AND CAPITAL RESOURCES

                                     SUMMARY

Since our inception through December 31, 2005, we had an accumulated deficit of approximately $80.8 million, including $17.2 million in non-cash interest expense. We may continue to incur operating losses due to spending on research and development programs, legal fees in support of our intellectual property rights, clinical trials, regulatory activities, sales, marketing and administrative activities. This spending may not correspond with any meaningful increases in revenues in the near term, if at all. As such, these costs may result in losses until such time as we generate sufficient revenue to offset such costs. We have financed our operations primarily through private placements of common stock and preferred stock, private placements of convertible notes and short term notes and through credit arrangements.

In 2005, we entered into a number of transactions with provisions which may impact our future liquidity and capital resources, such as:

      -     dividends to be paid on preferred stock;

      -     redemption provisions of our preferred stock;

      -     conversions of debentures into common stock;

      -     exercises of warrants issues;

      -     commitment of an investment in Luminetx for VeinViewer(TM); and

      -     changes to our bank line of credit.

                              TRANSACTIONS IN 2005

The following summarizes our capital financing transactions during 2005:

EXERCISE OF WARRANTS

During the year ended December 31, 2005, holders of warrants exercised their warrants to purchase 192,811 shares of common stock. The average price per share for the warrants exercised during this period was $2.10. We received proceeds of $404,904 from the exercise of these warrants because the holders did not elect to use their "cashless exercise" rights, however, in the future, warrant holders may exercise warrants using the cashless exercise option, in which case we will not receive cash proceeds from the exercise of warrants, although we will issue fewer shares than the number of warrant shares being exercised, at a rate determined by the applicable cashless exercise formula.

ACCELERATION OF STOCK OPTIONS

On December 16, 2005, our board of directors determined to accelerate the vesting of our unvested stock options previously awarded to our directors, officers and employees pursuant to our 2003 Omnibus Incentive Plan, 2001 Stock Option Plan and 1998 Stock Option Plan with an exercise price greater than $4.00 per share. The closing price of our common stock on the American Stock Exchange on that date was $1.90. As a result of this acceleration, we will recognize no compensation expense for options to acquire approximately 574,000 shares of common stock (representing approximately 3% of the common stock outstanding on December 16, 2005) which would have vested during the fiscal years ended December 31, 2006 and 2007 had we not accelerated vesting of these options. As a result of these actions, we eliminated approximately $1,657,000 of future after-tax compensation expense relating to employee stock options after January 1, 2006.

ISSUANCE OF WARRANTS TO LUMINETX CORPORATION

In connection with our distribution agreement we entered into with Luminetx Corporation pursuant to which we shall act as distributor of the Luminetx VeinViewer(TM) system, on August 5, 2005, we issued to Luminetx warrants to purchase up to 600,000 shares of our common stock. The warrants have an exercise price of $2.90 per share and cease to be exercisable on the earlier of five years from full vesting (August 5, 2011) and the date of termination of the distribution agreement. Fifty percent of the warrants were immediately vested and exercisable when issued (subject to prior listing of the underlying shares with the American Stock Exchange), and the remainder of the warrants will vest and become exercisable when both (i) Luminetx has produced at least 100 units of the VeinViewer(TM) system and (ii) we have accepted delivery of at least 25 units of the VeinViewer(TM) system. We expect delivery of these units during the second quarter of 2006.

PRIVATE PLACEMENT FINANCING COMPLETED SEPTEMBER 30, 2005

On September 30, 2005, we entered into and completed a financing transaction pursuant to which we issued and sold 4 million shares of preferred stock at a purchase price of $2.50 per share. We also issued to the investors warrants to purchase an aggregate of 1.6 million shares of common stock, at an exercise price of $2.50 per share (subject to antidilution adjustments). In addition to the warrants we issued to the investors, we also issued warrants to purchase up to an aggregate of 200,000 shares of common stock to the three holders of our convertible debentures we issued in October 2004, as an inducement to, and in consideration for, the debenture holders' waiver of certain negative covenants that would have been violated by the financing had the debenture holders not waived them.

We received aggregate gross proceeds of $10 million from the sale of the preferred stock (approximately $9.5 million net of financing costs, not including legal fees or registration expenses). We are using the proceeds of the September 2005 financing for our general working capital purposes. We agreed with the investors that we would not use these proceeds to (i) increase director or executive compensation or make any loan or other advance to any officer, employee, director, stockholder or other affiliate, in each case without prior board approval, (ii) pay dividends (except on the preferred stock), (iii) purchase debt or equity securities, including redeeming our own securities (other than the preferred stock), (iv) make investments not directly related to our current business or (v) repay debt (other than trade payables in the ordinary course of our business).

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

The antidilution adjustment provides that if we sell common stock (or the right to acquire common stock) for a price lower than the then-current exchange rate, the exchange rate will be reduced to the amount paid for the shares of common stock, subject to a floor of $2.17, unless the stockholders of the Company approve the elimination of the floor price. We agreed to propose to our stockholders that the floor price be eliminated. If the stockholders approve this proposal and we make a dilutive issuance, then the exchange rate for the preferred stock may be decreased, first to the $2.17 floor price, then to the price determined by a weighted average formula set forth in the exchange agreement.

We agreed to pay liquidated damages to the investors if we fail to comply with an investor's request to exchange preferred stock for common stock, if the registration statement covering the common stock underlying the preferred stock and the warrants was not declared effective by the Commission within 120 days of the September 30, 2005 closing date (or, after being declared effective by the Commission, is unavailable to the investors for the resale of their common stock). We filed the necessary registration statement on November 9, 2005 and the SEC declared that registration statement effective on December 1, 2005. We also agreed to pay liquidated damages to the investors if the common stock is suspended from trading or is not listed on an exchange. The liquidated damages in each case will be equal to 3% per month of the aggregate purchase price paid by investors for the preferred stock.

The investors have the right to redeem the preferred stock for cash at a 20% redemption premium over the issue price (or, $3.00 per share) if redemption events set forth in the exchange agreement occur and are not cured within the applicable cure period. These events are (i) those registration events, described below, entitling the investors to receive liquidated damages, (ii) the failure to remove restrictive legends upon an investor's request when permitted under applicable law, (iii) the failure to issue common stock upon exchange in accordance with the exchange agreement, (iv) our announcement that we intend not to issue common stock in exchange for preferred stock, (v) suspension of the common stock from trading on a national securities exchange for a defined period of time, (vi) bankruptcy events, (vii) a default under our indebtedness or one of our material agreements and (viii) a concentration of ownership of our capital stock of 35% which continues for thirty days. After five years, we also have the right to redeem the preferred stock at a 20% premium over the issue price.

The holders of outstanding shares of preferred stock are entitled to cumulative annual dividends at the rate of: (i) 6%, for the first 18 months following the initial sale of preferred stock, (ii) 10% from the 19th through the 24th month following the initial sale and (iii) 15% after the 24th month following the initial sale. The dividends shall accrue daily on each share of preferred stock, whether or not earned or declared, and shall accrue until paid. We may pay the dividends with either cash or, if certain conditions are met, shares of common stock, valued at the volume weighted average price for the ten-day period immediately prior to the dividend payment date. These dividends are payable at the end of each of our fiscal quarters while preferred stock is outstanding. The dividends will not accrue on any days where the volume weighted average price of the common stock for the 30 prior trading days equals or exceeds $6.25 (subject to adjustment for stock splits, stock dividends and similar events). The conditions which must be met for either the payment of dividends in the form of common stock or the suspension of dividend accrual are that, if certain conditions are met, the shares of common stock for which the preferred stock may be exchanged under the exchange agreement (in the case of suspension of dividends) or which may be issued as dividends (in the case of payment of dividends in the form of common stock) are subject to an effective registration statement, the shares of common stock for which the preferred stock may be exchanged and the common stock underlying warrants is authorized and reserved for issuance and listed on a trading market, none of the events giving rise to an investor's right to redeem the preferred stock under the exchange agreement shall have occurred and not been cured and we do not owe the investors more than $15,000, in the aggregate, under the transaction documents for the private placement financing.

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

The preferred stock is preferred over the common stock, and any class or series of capital stock that our board of directors may create in the future, as to the assets of the Company available for distribution to the stockholders in the event of the liquidation, dissolution or winding up of the Company, the sale of all or substantially all of the assets of the Company or the merger or consolidation of the Company with another entity that results in either the stockholders of the Company having less than 50% of the outstanding voting securities of the successor company in the merger or combination transaction or the members of the board of directors of the Company constituting 50% or less than the members of the board of directors of the successor company in the merger. Upon the occurrence of one of the transactions listed above, the holders of preferred stock are to receive, before any distribution or payment is made to any holders of common stock, the greater of: (i) $3.00 per share of preferred stock, plus all accrued and unpaid dividends thereon, and (ii) such amount per share of preferred stock that would have been payable had each share of preferred stock been tendered in exchange for common stock immediately prior to the transaction.

Warrants

The warrants were fully vested upon issuance and are exercisable for five years from the date of listing of the underlying shares of common stock with the American Stock Exchange (January 6, 2006) at an exercise price of $2.50 per share, subject to reduction in the case of dilutive issuances. The antidilution adjustment provides that if we sell common stock (or the rights to acquire common stock) for a price lower than the then-current exercise price, the exercise price will be reduced to the amount paid for the shares of common stock we issued at such lower price, subject to a floor of $2.12, unless the stockholders of the Company approve the elimination of the floor price. We agreed to propose to its stockholders that the floor price be eliminated. If the stockholders approve this proposal and we make a dilutive issuance, then the exercise price of the warrants may be decreased, first to the floor price, then to the weighted average price of the securities issued after giving effect to the dilutive issuance. If the exercise price of the warrants is so adjusted, then there will concurrently be an adjustment to the number of shares for which the warrant will be exercisable, by dividing the product of the former exercise price multiplied by the number of shares underlying the warrant by the adjusted exercise price.

The holders of the warrants may exercise their warrants by means of a "cashless exercise" instead of paying cash to us upon exercise, in which case the holder shall be entitled to receive a certificate for the number of warrant shares equal to the quotient obtained by dividing [(A-B)(X)] by (A), where;

              A = the VWAP (volume weighted average price, as defined in the warrant agreement) on date of exercise;

              B   = the then current exercise price of the warrant; and

              X = the number of warrant shares issuable upon exercise of the warrant by means of a cash exercise rather than a cashless exercise

Because of this cashless exercise feature, we may not receive any proceeds from the exercise of warrants (although we will issue a net number of shares that is less than the total of 1.8 million aggregate face amount of the warrants). Assuming, however, that all of the warrants are exercised for cash at our exercise price of $2.50 per share, then we will receive a total of $4.5 million for the exercise of the warrants, and we will issue 1.8 million shares of common stock. We will use the proceeds of the exercise of warrants, if any, for our general working capital purposes.

Limitations on Ownership

The terms of the preferred stock and the warrants that we issued in the September 30, 2005 financing limit the ability of any investor to exchange preferred stock (and for us to issue shares of common stock as dividends) and/or exercise warrants to the extent that the shares of common stock so issued would exceed 4.99% (or, in the case of certain investors who already owned over 4.99% of our common stock prior to the financing, 9.99%) of the shares of common stock outstanding, unless this limitation is waived in advance by the investor by providing not less than 61 days prior written notice to us.

Registration of Common Stock

We agreed to seek the registration of the common stock underlying the preferred stock and the warrants with the SEC. We undertook to file a registration statement for such registration within 45 days of completion of the financing, and agreed that if the SEC did not declare this registration statement effective within 120 days of completion of the financing (or if the registration statement ceases to be effective), we would pay liquidated damages to the investors. We also agreed to keep the registration statement effective, and that if it is not effective for 20 consecutive trading days or 30 trading days during any 12-month period, we would pay liquidated damages. The liquidated damages will be equal to 3% per month of the aggregate purchase price paid by the investors for the preferred stock. On November 9, 2005, we filed a registration statement to satisfy our obligations to the investors in the September 2005 financing, and on December 6, 2005, the SEC declared that registration statement effective.

Accounting for September 30, 2005 Financing Transaction

Because the preferred stock includes stated dividend rates that increase over time, from a rate considered below market, the Company will amortize an incremental amount which together with the stated rate for the period results in a constant dividend rate in accordance with SEC Staff Accounting Bulletin Topic 5Q. We determined that the present value of the incremental dividends of $1,371,429 will be amortized over the period preceding the perpetual dividend rate using an effective interest rate of 16.5%. We will increase the carrying value of the preferred stock with an offset to additional paid-in capital periodically, as we do not have retained earnings, and reduce the carrying value when paid. These dividends will be included in preferred stock dividends in our calculation of net loss applicable to common stockholders and basic and diluted net loss per share. At December 31, 2005 we recorded a non-cash dividend of $149,000 for the affect of the increasing rate dividends. Since the preferred stock may become redeemable upon the occurrence of a redemption event that is not solely within the control of the issuer, we recorded the preferred stock outside of permanent equity on our balance sheet.

Emerging Issues Task Force (EITF) Number 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" (EITF 00-19) requires freestanding contracts that are settled in a Company's own stock, including common stock warrants, to be designated as an equity instrument, assets or liability. Under the provisions of EITF 00-19, a contract designated as an asset or liability must be initially recorded and carried at fair value until the contract meets the requirements for classification as equity, until the contract is exercised or until the contract expires. Because the liquidated damages under the registration rights agreement have no contractual maximum, we determined that the liquidated damages were onerous and thus, could result in net-cash settlement of the transaction in accordance with EITF 00-19. Because the 1,600,000 warrants are classified as a liability, any changes in fair value will be recorded as non-cash gain or loss on the fair value of the warrant liability in the subsequent statements of operations until the warrants are exercised, terminated or expired. At December 31, 2005, we recorded a non-cash gain of $157,535 to revalue the warrants. Accordingly, we valued the warrants using the Black-Scholes model resulting in a fair value of $2,055,748 recorded as a warrant liability and we simultaneously recorded $2,055,748 as a discount to the preferred stock.

In accordance with EITF Number 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments," (EITF 00-27), we compared the amount allocated to the preferred stock to the fair value of the common stock that would be received upon conversion to determine if a beneficial conversion feature existed. We determined that a beneficial conversion feature of $575,748 existed and, in accordance with EITF 00-27, amortized that amount immediately to the value of the preferred stock, as the preferred stock is immediately convertible. Further, as the fair value was less than the conversion value, we recorded $575,748 as an increase to the carrying value with an offset to additional paid-in capital. In accordance with EITF 98-5, this combined adjustment of $1,151,516 is analogous to a dividend and recognized as a return to the shareholders and has been included in preferred stock dividends in our calculation of net loss applicable to common stockholders and basic and diluted net loss per share.

We further reduced the carrying value of the preferred stock by $850,000 for specific incremental costs directly attributable to the transaction including; investment banking, legal and professional fees.

In addition to the 1,600,000 warrants that we issued to the investors in the September 2005 financing, in 2005, we also issued warrants to purchase up to 200,000 shares of common stock to the three holders of our convertible debentures issued in October 2004, as an inducement to, and in consideration for, the debenture holders' waiver of certain negative covenants that would have been violated by the financing had the debenture holders not waived. These warrants were valued using the Black-Scholes model. As a result, in 2005, we recorded an additional debt discount to the September 28, 2004 convertible debentures of $256,969 which will be amortized to non cash interest expense over the remaining term of the debentures.

                              TRANSACTIONS IN 2004

The following summarizes our capital financing transactions during 2004:

OFFERING TO STOCKHOLDERS AS OF AUGUST 29, 2003

On April 20, 2004, we completed our offering to those persons who held shares of our common stock as of August 29, 2003, raising the approximate $3 million maximum in additional equity financing (approximately $2,728,000 after related expenses). We are using the proceeds from the targeted offering for general working capital purposes, including supporting our continued growth and intellectual property strategies. The targeted offering, for 1,188,470 shares of the Company's common stock at $2.50 per share (after giving effect to the 1:25 reverse split effective June 17, 2004), allowed stockholders to purchase one share of the Company's common stock for each share of common stock held on August 29, 2003. The targeted offering also included an "over-subscription right" which allowed stockholders to purchase additional shares to the extent the "basic rights" were not fully subscribed.

We filed a registration statement to register the shares to be offered in the targeted offering. The SEC declared that registration statement effective on February 13, 2004.

PRIVATE PLACEMENT EQUITY AND DEBT FINANCING ENTERED INTO SEPTEMBER 28, 2004

On September 28, 2004, we entered into definitive agreements for the sale and issuance of convertible debentures, common stock and warrants to purchase common stock to certain accredited investors in a private placement financing transaction. On October 25, 2004, after receiving approval to list the shares from the American Stock Exchange, we completed this transaction.

We raised gross proceeds of approximately $10.6 million from this financing transaction. We received net proceeds of approximately $9.8 million, before related legal and registration expenses of approximately $300,000. We are using the proceeds from the 2004 financing transaction for general working capital purposes.

The following summarizes the principal terms of the transaction:

Variable Rate Convertible Debentures

We issued an aggregate of $7 million principal amount of convertible debentures at par. The debentures mature on October 25, 2008, or such as earlier date as the debentures are required or permitted to be repaid as provided in the debenture, in cash or common stock, subject to the terms and conditions of the debentures. The convertible debentures bear interest (payable quarterly in arrears on March 31, June 30, September 30 and December 31) at a variable rate of 400 basis points over six-month LIBOR and mature four years from the date of issuance.

The debentures are convertible at any time at the option of the holder into common stock at a conversion price of $2.29 per share, which was 120% of the $1.91 per share closing price of the common stock on the American Stock Exchange on the trading day prior to the date that we and the investors signed the definitive purchase agreements The conversion price is subject to certain adjustments, for dilutive transactions and for recapitalizations of our capital stock.

Subject to certain conditions, the debentures will also be convertible at the Company's option at any time after the December 6, 2005 if the closing price of the Company's common stock equals or exceeds 175% of the conversion price for at least 20 consecutive trading days. Also subject to certain conditions, upon maturity, the Company may cause the holders to convert the entire principal amount of debentures outstanding into shares of common stock, at a price per share equal to the lesser of the stated conversion price and 90% of the volume weighted average trading price of its common stock for the 20 days prior to the maturity date.

At our option, subject to certain conditions, interest may be paid in shares of common stock in lieu of cash, at a conversion price which is based on the closing prices of the common stock on the fifth through first trading days immediately preceding the interest payment date. The conversion rate for interest will be discounted by 10%, but will be subject to a minimum of $1.91 per share unless we obtain stockholder approval of the issuance of shares in payment of interest at a lower price.

During the first quarter of 2005, the holders of $3.288 million principal amount of debentures elected to convert that amount of debentures (including accrued interest of approximately $31,108) into common stock at $2.29 per share. Accordingly, we issued 1,449,392 shares of common stock to these debenture holders, and $3.712 million principal amount of debentures was outstanding as of November 30, 2005.

Common Stock

We also issued and sold a total of 2,362,420 shares of common stock at a purchase price of $1.53 per share, which was 80% of the closing price of the common stock on the American Stock Exchange on the trading day prior to the date that we and the investors signed the definitive purchase agreements. Accordingly, we received an aggregate purchase price of $3,614,503 for these shares.

Warrants to Purchase Common Stock

In the private placement financing we completed on October 25, 2004, we issued warrants to purchase up to 1,832,461 shares of common stock to the investors who purchased convertible debentures and warrants to purchase up to 1,181,210 additional shares of common stock to the investors who purchased common stock. The warrants are exercisable for five years from the date of issuance at an exercise price of $2.10 per share, which was 110% of the $1.91 per share closing price of the common stock on the American Stock Exchange on the trading day prior to the date that we and the investors signed the definitive purchase agreements. The exercise price is subject to certain adjustments, including future sales of securities below the exercise price.

The holders of the warrants may exercise their warrants by means of a "cashless exercise" instead of paying cash to us upon exercise, in which case the holder shall be entitled to receive a certificate for the number of warrant shares equal to the quotient obtained by dividing [(A-B)(X)] by (A), where;

              A = the VWAP (volume weighted average price, as defined in the warrant agreement) on date immediately preceding the date of exercise;

              B   = the then current exercise price of the warrant; and

              X = the number of warrant shares issuable upon exercise of the warrant by means of a cash exercise rather than a cashless exercise

Because of this cashless exercise feature, we may not receive any proceeds from the exercise of warrants (although we will issue a net number of shares that is less than the total of shares that would have been issued in an exercise for cash payment).

During 2004, holders of 163,399 warrants exercised these warrants, at an exercise price of $2.10 per share. Accordingly, we issued 163,399 shares of common stock to these warrant holders and received $343,138 in aggregate proceeds. During the year ended December 31, 2005, the holders of 192,811 warrants exercised these warrants, at an exercise price of $2.10 per share. Accordingly, we issued 192,811 shares of common stock to these warrant holders and received $404,903 in aggregate proceeds.

Limitations on Ownership

The terms of the preferred stock and the warrants that we issued in the October 2004 financing transaction generally limit the ability of any investor to convert the debentures or exercise warrants to the extent that the shares of common stock beneficially owned after issuance of the common stock would exceed 4.99% of the shares of common stock outstanding, and limit our ability to force the conversion of the debentures or issue shares as payment of interest to the extent that the shares of common stock beneficially owned after issuance of the common stock would exceed 9.99% of the shares of common stock outstanding.

Registration of Common Stock

The Company agreed to undertake registration with the Commission of the common stock and common stock underlying the convertible debentures and warrants. We filed a registration statement with the Commission on November 24, 2004 covering these shares and the Commission declared that registration statement effective on December 6, 2004.

                       CHANGES IN CAPITAL STOCK STRUCTURE

On September 30, 2005, we designated the rights and preferences of the preferred stock to be issued in the September 30, 2005 financing. We designated 4,200,000 shares of preferred stock out of the 20,000,000 authorized but unissued shares of preferred stock available for purposes of the financing, and we issued 4,000,000 of these shares of preferred stock on September 30, 2005 to the investors in the financing at a purchase price of $2.50 per share (200,000 shares designated remain unissued). As a result, we now have 15,800,000 shares of authorized but unissued shares of preferred stock.

On June 15, 2004, we held our 2004 Annual Meeting of Stockholders, where our stockholders voted to permit the Board of Directors, in their discretion, to effect a one-for-twenty-five reverse stock split of our common stock. On June 16, 2004, the Board of Directors approved the reverse stock split effective June 17, 2004. Additionally, our stockholders approved the reduction in our authorized shares of common stock from 500,000,000 to 50,000,000 which we implemented concurrent with the reverse stock split.

                           CASH POSITION AND CASH FLOW

Our cash and short term investment balances were approximately $13,129,000 as of December 31, 2005. We had cash balances of approximately $9,562,000 and $14,436,000 at December 31, 2005 and December 31, 2004, respectively.

We have financed our operations primarily through private placements of common and preferred stock, convertible debentures and short-term notes, and through credit arrangements, including the following:

      o In April 2004, we completed a targeted offering of common stock (priced at $2.50 per share (adjusted to reflect the 1-for-25 reverse stock split effective June 17, 2004) ) to the holders of common stock of record as of August 29, 2003, pursuant to which we raised gross proceeds of approximately $3,000,000 (approximately $2,728,000 after offering costs);

      o In October 2004, we completed a common stock and convertible debt financing transaction, pursuant to which we raised gross proceeds of approximately $10,600,000 (approximately $9,500,000 after financing costs); and

      o In September 2005, we computed a preferred stock financing transaction, pursuant to which we raised gross proceeds of $10,000,000 (approximately $9,250,000 after financing costs).

We are using the balance of these proceeds for general working capital purposes, including pursuing our intellectual property strategy.

CASH USED IN OPERATIONS

Cash used in operations for the year ended December 31, 2005 was $8,857,000. The cash used in operations reflects the net loss for the year of $11,437,637, reduced by $1,623,081 for non-cash interest charges related to acceleration and amortization of debt discounts, and primarily relates to the continued expansion in the size of our sales force and external marketing initiatives of $1,177,000 in support of the commercialization of EVLT(R), as well as $2,700,000 in legal fees incurred in asserting our EVLT(R) patent.

Cash used in operations for the year ended December 31, 2004 was $8,731,000. The cash used in operations reflects the net loss for the year of $10,077,163 and primarily relates to the continued expansion in the size of the sales force and external marketing initiatives of $3,105,000 in support of the commercialization of EVLT(R), as well as $1,200,000 in legal fees incurred in asserting our EVLT(R) patent.

CASH USED IN INVESTING

Cash used in investing activities for the year ended December 31, 2005 was approximately $4,583,000 including purchases of available for sale securities of $6,800,000, proceeds from maturities of available for sale securities of $3,107,000, a promissory note of $500,000 issued to us by Luminetx and computer and demonstration equipment of $576,000. Cash used in investing activities for the year ended December 31, 2004 was approximately $519,000, primarily related to demonstration equipment and customer trial programs.

CASH PROVIDED BY FINANCING

Cash provided by financing activities for the year ended December 31, 2005 was $8,568,000. This includes approximately $9,150,000 raised in the September 30, 2005 private placement, net of costs, $405,000 which we received from the exercise of warrants we issued in the 2004 equity and debt financing offset by $1,000,000 in payments related the current maturities of the EVLT(R) technology acquisition obligation and $150,000 in preferred stock dividends.

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

BANK LINES OF CREDIT

Diomed, Ltd., the Company's United Kingdom-based subsidiary, utilizes an overdraft facility as well as an accounts receivable line of credit with Barclays Bank, limited to the lesser of (GBP)100,000 or 80% of eligible accounts receivable. As of December 31, 2005, approximately $172,000 was available under this line. The credit line bears interest at a rate of 3% above Barclays' base rate of 4.5% at December 31, 2005 and borrowings are due upon collection of receivables from customers. As security for the line of credit, Barclays Bank has a lien on all of the assets of Diomed Ltd., excluding certain intellectual property. As of December 31, 2005 and December 31, 2004, there was $53,924 and zero, respectively outstanding under this credit facility.

We formerly had a line of credit with Silicon Valley Bank, which we opened in June 2004. However, as a result of the private placement debt and equity financing that we completed on October 25, 2004, we terminated this line of credit. At no time during the term of the line of credit did we fail to comply with any of our covenants in the line of credit, nor did we draw down on the line, and accordingly, there were no amounts outstanding at the time of termination.

FUTURE AVAILABILITY OF CREDIT

As of December 31, 2005, other than the security under the Barclays Bank line of credit, our assets were not the subject to any liens or encumbrances. Therefore these unencumbered assets may be available as security for credit facilities we may seek in the future. However, under the terms of the convertible debentures that we issued on October 25, 2004, we agreed that, so long as at least 10% of the original principal amount of any debenture was outstanding, we would not incur indebtedness or create a lien that is senior to or having an equal priority with our obligations under the debentures, except for purchase money security interests and otherwise to the extent that we do so in the ordinary course of our business. As of December 31, 2005, the three investors who purchased debentures continued to hold debentures of at least 10% of the original principal amount.

COMMITMENT FOR LUMINETX INVESTMENT

On August 5, 2005, we entered into a distribution agreement with Luminetx, pursuant to which Luminetx appointed us a distributor and granted us the exclusive right to distribute and sell the Luminetx patented biomedical imaging system known as the VeinViewer(TM) Imaging System for physicians who perform sclerotherapy, phlebectomies or varicose vein treatments, initially in the United States and the United Kingdom, with additional territories to be negotiated as VeinViewer(TM) receives regulatory clearance in other countries, on terms to be agreed. Luminetx agreed to sell us a certain minimum number of VeinViewer(TM) systems for distribution at specified prices during the term of our distribution agreement. We also agreed to loan $1 million to Luminetx under the distribution agreement. We loaned $500,000 to Luminetx on August 5, 2005 as specified in our distribution agreement. We later converted our $500,000 loan to Luminetx into 250,000 shares of Luminetx preferred stock, convertible into common stock on a share-for-share basis, and warrants to purchase 50,000 shares of Luminetx common stock at $2.00 per share, exercisable for five years, as part of an $11 million private placement financing that Luminetx announced on November 4, 2005. We will invest the remaining $500,000 of our loan commitment to Luminetx for preferred stock and warrants on the same terms. We will make this investment when Luminetx satisfies the conditions precedent to funding our commitment, which we expect to occur during the second quarter of 2006.

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

Our critical accounting policies include:

      -     revenue recognition;

      -     allowance for doubtful accounts;

      -     product warranties;

      -     inventories;

      -     deferred income taxes;

      -     valuation of long-lived and intangible assets;

      -     equity transactions and

      -     short-term investments.

Revenue Recognition. We derive revenue primarily from two sources: (i) revenue from products, including lasers, instrumentation and disposables, and (ii) revenue from services. Service revenue includes fees earned under extended service contracts and repairs for products that are not under warranty. We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB No. 104"). SAB No. 104 requires that four basic criteria must be met before revenues can be recognized: (1) persuasive evidence of an arrangement exists; (2) title has transferred; (3) the fee is fixed and determinable and (4) collectibility is reasonably assured.

We use signed quotations and/or customer purchase orders that include all terms of the arrangement to determine the existence of an arrangement and whether the fee is fixed or determinable based on the terms of the associated agreement. We generally ship F.O.B. shipping point and uses shipping documents and third-party proof of delivery to verify delivery and transfer of title. We assess whether collection is reasonably assured by considering a number of factors, including past transaction history with the customer and the creditworthiness of the customer, as obtained from third party credit references. If we determine that collection is not reasonably assured, revenue is deferred until collection becomes reasonably assured, generally upon receipt of payment.

In certain transactions, we sell additional training or extended service contracts with the sale of the laser. In those situations, we apply the guidance in EITF 00-21 "Revenue Arrangements with Multiple Deliverables", and divides the components into separate units of accounting based on their relative fair values. Revenue from each unit is recognized in accordance with SAB 104.

We defer revenue for extended service contracts related to future periods and recognizes revenue on a straight-line basis in accordance with FASB Technical Bulletin No. 90-1, "Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts." We provide for estimated warranty costs an original product warranties at the time of sale.

Allowance for Doubtful Accounts. Accounts receivable are customer obligations due under normal trade terms. We sell our products to private physicians, hospitals, health clinics, distributors and OEM customers. We generally require signed sales agreements, non-refundable advance payments and purchase orders, and in certain circumstances, depending upon the type of customer, letters of credit. In some cases we assist customers in obtaining equipment financing from third party leasing agents. Accounts receivable are stated at the amount billed to the customer less a valuation allowance for doubtful accounts.

Senior management reviews accounts receivable on a monthly basis to determine if any receivables could potentially be uncollectible. We include specific accounts receivable balances that are determined to be uncollectible, along with a general reserve, in our overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on available information, we believe our allowance for doubtful accounts as of December 31, 2005 is adequate.

Product Warranties. We engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers. In addition to these proactive measures, we also provide for the estimated cost of product warranties at the time revenue is recognized, based on historical warranty trends in the volume of product returns within the warranty period and the cost to repair the laser. We maintain reserves for our estimated obsolete inventory based on historical cost.

Inventories. Inventories are valued at the lower cost (first-in, first-out) or market. We maintain reserves for our estimated obsolete inventory based on historical cost.

Deferred Income Taxes. Deferred income taxes are provided on temporary differences that arise in the recording of transactions for financial and tax reporting purposes and result in deferred tax assets and liabilities. Deferred tax assets are reduced by an appropriate valuation allowance if, in our judgment, it is more likely than not that the deferred tax asset will not be realized. We account for tax credits as reductions of the current provision for income taxes in the year in which related expenditures are incurred.

Valuation of Long-Lived and Intangible Assets. We assess the impairment of identifiable intangibles and long-lived assets on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). Should an impairment exist, recoverability of identifiable intangibles and long-lived assets is measured by comparison of the carrying amount of an asset to future net undiscounted pretax cash flows expected to be generated by the asset. If these comparisons indicate that an asset is not recoverable, we will recognize an impairment loss for the amount by which the carrying value of the asset exceeds the related estimated fair value. Estimated fair value is based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model.

If cash generated in the future by the acquired asset is different from current estimates, or if the appropriate discount rate were to change, then the net present value of the asset would be impacted, resulting in a charge to earnings.

Considerable judgment is required to estimate discounted future operating cash flows. Judgment is also required in determining whether an event has occurred that may impair the value of identifiable intangible assets. Factors that could indicate that an impairment may exist include significant underperformance relative to plan or long-term projections, strategic changes in business strategy or a significant negative industry or economic trends.

Equity Transactions. In many of our financing transactions, we have issued warrants. Additionally, we issue options and warrants to non-employees from time to time as payment for services. In all of these cases, we apply the principles of SFAS No. 123, "Accounting for Stock-based Compensation" and EITF 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," to value these awards, which inherently include a number of estimates and assumptions including stock price volatility factors. In addition to interest expense, the Company records financing and certain offering costs associated with its capital raising efforts in its statements of operations. These include amortization of debt issue costs such as cash, warrants and other securities issued to finders and placement agents, and amortization of debt discount created by in-the-money conversion features on convertible debt accounted for in accordance with EITF Issue 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," and Issue 00-27, "Application of Issue 98-5 to Certain Convertible Instruments," by other securities issued in connection with debt as a result of allocating the proceeds amongst the securities in accordance with Accounting Principles Board ("APB") Opinion No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants," based on their relative fair values. We base our estimates and assumptions on the best information available at the time of valuation. However, changes in these estimates and assumptions could have a material effect on the valuation of the underlying instruments.

Short Term Investments. We classify marketable securities with original maturities greater than three months as short-term investments. Investments that we designate as short-term consist of U.S. agency discount notes and corporate bonds, are classified as available-for-sale, and are reported at fair value using the specific identification method. We reflect unrealized gains and losses, net of related tax effects, in other comprehensive income (loss) until realized.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs--an amendment of ARB No. 43, Chapter 4" ("SFAS No. 151"). SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted material should be recognized as current period charges in all circumstances. Additionally, SFAS No. 151 requires that a facility's fixed production overhead be charged to inventory based on the normal capacity of the production facility. As required, we adopted SFAS No. 151 on January 1, 2006. We do not expect the adoption of SFAS No. 151 to have a material impact on our consolidated financial statements.

In December 2004, the FASB revised SFAS No. 123, "Share Based Payment" ("SFAS No. 123R"). SFAS No. 123R supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and amends Statement No. 95, "Statement of Cash Flows." Under SFAS No. 123R, companies must calculate and record in the income statement the cost of equity instruments, such as stock options, awarded to employees for services received. The cost of the equity instruments is to be measured based on the fair value of the instruments on the date they are granted and is required to be recognized over the period during which the employees are required to provide services in exchange for the equity instruments. SFAS No. 123R is effective for us in the first interim period beginning after December 15, 2005.

The adoption of SFAS No. 123R is expected to have a significant impact on our financial statements. The impact of adopting SFAS No. 123R cannot be accurately estimated at this time, as it will depend on the market value and the amount of share-based awards granted in future periods. It may or may not approximate the current pro forma expense that we report under SFAS No. 123R.

On December 16, 2005, our board of directors determined to accelerate the vesting of our unvested stock options previously awarded to our directors, officers and employees pursuant to our 2003 Omnibus Incentive Plan, 2001 Stock Option Plan and 1998 Stock Option Plan with an exercise price greater than $4.00 per share. The closing price of our common stock on the American Stock Exchange on that date was $1.90. As a result of this acceleration, we will recognize no compensation expense for options to acquire approximately 574,000 shares of common stock (representing approximately 3% of the common stock outstanding on December 16, 2005) which would have vested during the fiscal years ended December 31, 2006 and 2007 had we not accelerated vesting of these options. As a result of these actions, we eliminated approximately $1,657,000 of future after-tax compensation expense relating to employee stock options after January 1, 2006.

In December 2004, the FASB issued SFAS No. 153, "Exchange of Nonmonetary Assets--an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" ("SFAS No. 153"). SFAS No. 153 is based on the principle that exchange of nonmonetary assets should be measured based on the fair market value of the assets exchanged. SFAS No. 153 eliminates the exception of nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005. We are currently evaluating the provisions of SFAS No. 153 and do not believe that the adoption of SFAS No. 153 will have a material impact on our consolidated financial statements.

In March 2005, the SEC issued Staff Accounting Bulletin ("SAB") No. 107 ("SAB 107"). SAB 107 provides guidance for the implementation of SFAS 123R with respect to valuation techniques, expected volatility and expected term for valuing employee stock options among other matters. The provisions of SAB 107 will be effective for us at the time we adopt SFAS 123R.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"), which replaces APB Opinion No. 20, "Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements -- An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and is required to be adopted by us in the first fiscal quarter of 2006.

In June 2005, the EITF issued EITF Issue Number 05-02, "The Meaning of Conventional Convertible Debt Instrument in Issue 00-19" ("EITF 05-02"). The EITF reached the following consensus: that the exception to the requirements of paragraphs 12-33 of Issue 00-19 for "conventional convertible debt instruments" should be retained; that instruments that provide the holder with an option to convert into a fixed number of shares (or equivalent amount of cash at the discretion of the issuer) for which the ability to exercise the option is based on the passage of time or a contingent event should be considered "conventional" for purposes of applying Issue 00-19;and that convertible preferred stock with a mandatory redemption date may qualify for the exception included in paragraph 4 of Issue 00-19 if the economic characteristics indicate that the instrument is more akin to debt than equity. The consensus in EITF 05-02 will be effective for us for new instruments entered into and instruments modified in periods beginning after June 29, 2005.

In September 2005, the EITF issued Number 05-08, "Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature" ("EITF 05-08"). EITF 05-08 provides guidance on the income tax consequences of issuing convertible debt with a beneficial conversion feature. For accounting purposes the proceeds received from the debt are allocated between the debt and the beneficial conversion feature based on the guidance in EITF 98-05. However, for income tax purposes the debt is not allocated, and consequently basis in the debt instrument differ for book and tax purposes. This difference will be recorded as a deferred tax liability through a charge to equity, rather than provision for income taxes or deferred debit. EITF 05-08 is effective in the first fiscal quarter of 2006, and is required to be applied retrospectively to all prior periods in which convertible debt with a beneficial conversion feature as outstanding. Since we record a full valuation allowance against its deferred tax assets, there will be no immediate effect on our balance sheet.

ITEM 7. FINANCIAL STATEMENTS.

Our consolidated financial statements and related financial statement schedules are included herein and filed as a part of this annual report. See Index on page F-i.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

The Company's principal executive officer and its principal financial officer have carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a -15e and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2005 and have concluded that, as of such date, the Company's disclosure controls and procedures in place are operating effectively to ensure material information and other information requiring disclosure is identified and communicated on a timely basis.

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

ITEM 8B.  OTHER INFORMATION

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following tables set forth certain information concerning our executive officers and directors serving as of March 27, 2006. For information about ownership of our common stock by the officers and directors named below, see "Security Ownership of Certain Beneficial Owners and Management."

       NAME                   AGE       POSITIONS AND OFFICES WITH THE COMPANY
       ----                   ---       --------------------------------------
   Geoffrey Jenkins ....       54       Chairman, Board of Directors
   James A. Wylie, Jr. .       67       Director, President and Chief Executive
                                        Officer
   David Swank .........       48       Director, Chief Financial Officer
   Gary Brooks .........       72       Director, Audit Committee Member
   Kim Campbell ........       59       Director
   Peter Klein .........       53       Director
   Edwin Snape, Ph.D....       66       Director
   Sidney Braginsky ....       68       Director, Audit Committee Member
   Joseph Harris .......       59       Director, Audit Committee Chairman
   Christopher J. Geberth      35       Vice President, Finance
   John J. Welch .......       47       Vice President, North American Marketing
   Cary Paulette........       44       Vice President, North American Sales
   Kevin Stearn ........       45       General Manager, Diomed Limited

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

At our Annual Meeting of Stockholders held May 17, 2005, our stockholders elected all of our current directors to serve until the term ending at our Annual Meeting of Stockholders to be held in 2006.

Following the close of fiscal year 2002, our board of directors elected James A. Wylie, Jr. as a member of the board and appointed him as our president & chief executive officer. Mr. Wylie assumed his current position on January 13, 2003, replacing Mr. Peter Klein who resigned at that time. Mr. Klein has remained as an active member of the board of directors. Mr. Wylie has over 30 years of global executive experience and has provided strategic advisory and management services to companies in the medical device, healthcare, chemical and telecommunications industries, and has also held various interim executive management positions at companies in the medical device and healthcare industries. He was initially engaged by us on December 2, 2002 to provide strategic consulting services to the board of directors and operating management. As a result, Mr. Wylie assumed his new position with a solid understanding of our technology, operations, personnel, competitive environment and business strategies. This knowledge provided for a rapid transfer of responsibility and minimized any interruption to vital corporate programs.

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

In April 2004, we adopted a code of ethics and a code of professional business conduct applicable to our directors, officers and employees, which can be viewed on our website, www.diomedinc.com. We will also furnish a copy of the code of ethics and code of professional business conduct upon written request to us at Diomed Holdings, Inc., One Dundee Park, Andover, MA 01810, Attn: Christopher Geberth, Vice President, Finance.

The following information regards our directors as of March 27, 2006:


                             DIRECTOR          PRINCIPAL OCCUPATION DURING
NAME                 AGE      SINCE            LAST FIVE YEARS AND DIRECTORSHIPS
----                 ---     --------          ---------------------------------
Geoffrey Jenkins     54      2002              Mr. Jenkins has been a director of Diomed since 2001, a director of the
                                               Company since the February 14, 2002 merger, is chairman of the Compensation
                                               Committee and has been the chairman of the board of directors of the Company since January 2003. He has over twenty-five years of experience in building consumer and professional healthcare companies.  Mr Jenkins is currently Vice
                                               President of W/W Operations for Inverness Medical a leader in rapid diagnostic
                                               tests.   In 2000, he founded and became the president of UV-Solutions, LLC, a product development company.  From 1998 to 2000, Mr. Jenkins held the positions of chief operating officer and then president of MDI Instruments, which was acquired by Becton Dickinson in 1999.  Prior to MDI, Mr. Jenkins was
                                               Corp. Vice President of Operations for MediSense which introduced the first biosensor-based blood glucose test for people with diabetes. Jenkins holds a
                                               BS and BA from Clarkson University, awarded in 1976.

Sidney Braginsky     68      2004              Mr. Braginsky has been a director since January 2004.  Mr. Branginsky has in excess of thirty years of executive experience in scientific and consumer products.  During the past five years and prior thereto, Mr. Braginsky has held a variety of executive level positions.  Currently, Mr. Braginsky is the chairman of DoubleD Venture Fund, LLC, chairman of Atropos Technologies, LLC, chief executive officer and president of Ineedmd, Ltd. and chairman and chief executive officer of Digilab, LLC, a manufacturer and marketer of spectroscopy instruments.  From 2001 through 2003, Mr. Braginsky was president of
                                               Mediscience Corp., a designer and developer of diagnostic medical devices.
                                               From 1994 through 2000, he was president and chief operating officer of
                                               Olympus America, Inc., which he joined in 1970. During his tenure at Olympus
                                               America, a business unit of the global Japanese company, Mr. Braginsky built
                                               Olympus America into a billion dollar business unit focused on optical products.  Mr. Braginsky currently serves as a director of Noven
                                               Pharmaceutical Corp. (where he is a member of the Audit Committee), a director of Estech Cardiology and a director of E.O.S.Electro-Optical Systems.  Mr.
                                               Braginsky is also chairman of the board of City University of New York, Robert
                                               Chambers Laboratory, chairman of International Standards Organization Optics and Electro-Optical Systems and a board member of several other organizations in the scientific and educational community.  Mr. Braginsky attended the City
                                               University of New York.

Gary Brooks          72      2003              Mr. Brooks has been a director of the Company since March 2003 and is a member of the Audit Committee.  Mr. Brooks is a nationally recognized turnaround consultant and crisis manager.  During the past five years and prior thereto,
                                               Mr. Brooks has principally served as chairman and chief executive officer of
                                               Allomet Partners, Ltd. where since 1985 he has provided turnaround consulting and interim management services to more than 400 companies.  Currently, Mr.
                                               Brooks also serves as the Managing Director of the Central Fund of the
                                               Community Development Venture Capital Alliance. The Fund invests in enterprises that are expected to yield both financial and social returns to their communities. He has over thirty-five years of diversified executive management experience.  Mr. Brooks earned a BS in Biochemical Engineering and
                                               Industrial Management from Massachusetts Institute of Technology in 1955 and an MS in Chemical Engineering and Operations Research from the University of
                                               Rochester in 1959.

A. Kim Campbell      59      2002              Ms. Campbell has been a director of the Company since March 2002, and is a member of the Compensation Committee.  Ms. Campbell served as Canada's 19th
                                               (and first female) Prime Minister in 1993.  She was also Canada's Minister of
                                               Justice, Attorney General and Minister of National Defense.  Currently, Ms.
                                               Campbell is the Secretary General of the Club of Madrid, an organization which promotes democracy and is comprised of 70 former heads of state and government.  She maintains her long-standing relationship with Harvard
                                               University by serving as an Honorary Fellow to the Center for Public
                                               Leadership at the John F. Kennedy School of Government.  In 2000, she
                                               completed a four-year term as Consul General of Canada in Los Angeles,
                                               California, in which she fostered trade in the high-tech and biotechnology industries.  Ms. Campbell holds a range of prestigious positions, including
                                               Senior Fellow of the Gorbachev Foundation of North America in Boston,
                                               Massachusetts, member of the International Council of the Asia Society of New
                                               York and Chair Emerita of the Council of Women World Leaders, an organization of current and former Presidents and Prime Ministers.  Ms. Campbell holds a BA and an LLB from the University of British Columbia, awarded in 1969 and 1983, respectively, performed doctoral work in Soviet government at the London
                                               School of Economics from 1970 to 1973 (ABD), and holds seven honorary doctorates.

Joseph Harris        59      2004              Mr. Harris has been a director of Diomed since February 2004. Mr. Harris is currently a partner in Trillium Lakefront Partners, III, an early stage and growth equity venture capital company. He has also served as senior vice-president and director of corporate strategy & development for Smithkline
                                               Beecham, where his responsibilities included management of corporate acquisitions, divestitures, and joint ventures; Eastman Kodak, as managing director of business development and director of Licensing Technology
                                               Development; and senior vice president, corporate development at Cantel
                                               Medical Corp, a publicly-traded medical device company. Mr. Harris was a certified public accountant with Coopers & Lybrand and practiced law in the
                                               State of New York with the Mackenzie law firm.  Mr. Harris also serves on the board of directors of Ortho Vita, Inc., a manufacturer and marketer of bio-materials.  Mr. Harris received his bachelors degree in Accounting and his
                                               MBA from Syracuse University School of Business. He earned his Juris Doctor degree from the Syracuse University School of Law.

Peter Klein          53      2002              Mr. Klein has been a director of Diomed since 1999 and a director of the
                                               Company since the February 14, 2002 merger. Mr. Klein served as the president and chief executive officer of Diomed from June 1999 and of the Company since the merger through January 2003, at which time he resigned from the offices of president and chief executive officer, but remained a director.  Mr. Klein is currently president and chief executive officer of Enefco International Inc., a manufacturer of custom die cut and assembly work products.  For thirteen years prior to joining Diomed, Mr. Klein has served as an executive in the medical image processing business, first as founder, president and co-chairman of Tomtec Imaging Systems, then as president and chief executive officer of
                                               Medison America, Inc., a subsidiary of the Korean Group Medison.

Edwin Snape, Ph.D.   66      2004              Dr. Snape has been a director since January 2004.  Dr. Snape has extensive experience in a broad range of medical-related fields.  His experience in the field of medical devices represents a broad range of technologies and markets, including wound drainage, blood transfusion, ultrasound, MRI, implantable devices, drug delivery, vascular access, organ isolation, arterial fibrillation, cardiac monitoring, temperature management and thrombectomy.  In the diagnostic field, Dr. Snape's experience includes alcohol and drug testing, diabetes, cardiovascular disease, haemotology testing and antibody-based diagnostic testing.  His experience in the pharmaceutical field includes drug delivery, CNS disorders, viral and bacterial diseases, GI tract disorders, human tissue and organ regeneration and oncology.  During the past five years and prior thereto, Dr. Snape has been a partner of New England
                                               Partners, a venture capital company based in Boston, Massachusetts founded in
                                               1995.  He was either the founder or management partner in nine private equity funds, and has been involved in numerous investments, including over 32 investments in the health care sector, fourteen of which completed initial public offerings and seventeen of which were either merged or acquired.  Dr.
                                               Snape earned Bachelor of Science and Ph.D. degrees from University of Leeds,
                                               England.

David Swank          48      2003              Mr. Swank has been a Director of the Company since March 2003 and served as
                                               Chairman of the Audit Committee from that time until he became the Company's
                                               Chief Financial Officer, effective September 1, 2003. Mr. Swank is President and Founder of BrookstoneFive, Inc., a private consulting firm engaged in corporate strategy formulation and capital acquisition.  Since 1997, Mr. Swank has principally been the President of BrookstoneFive, Inc., although from 2001 to the beginning of 2003, he also served as Executive Vice President and Chief
                                               Financial Officer of Melard Technologies, Inc., a New York-based, privately held high-tech developer of wireless computing devices.  From 1994 to 1996, he served as Executive Vice President - Corporate Development and Senior Vice
                                               President - Chief Financial Officer at Telxon Corporation, a publicly traded developer of mobile computing devices, and from 1989 to 1992; he was Regional
                                               Controller for PepsiCo Foods International (PFI), the international snack food subsidiary of PepsiCo, Inc.  Mr. Swank's other experience includes Chief
                                               Financial Officer at AVM Systems, Inc., a high-tech developer of Command and
                                               Control Systems, and Audit Manager at Peat, Marwick, Mitchell & Company
                                               (currently KPMG), an international "Big Four" accounting firm.  Mr. Swank earned a BS in Business Administration in the honors accounting program at The
                                               Ohio State University in 1980 and an MBA with a concentration in Finance at
                                               Southern Methodist University in 1989.

James A. Wylie, Jr.  67      2003              Mr. Wylie has been a Director of the Company since January 2003, at which time
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

None of the persons named above are related by blood, marriage or adoption to any other director nominees or any of our executive officers.

The following information regards our current executive officers, in addition to Mr. Wylie and Mr. Swank, and highly-compensated non-executive officer employees:


Kevin Stearn, Vice President
 Operations, Diomed Ltd.                             Mr. Stearn joined us in March 2000 and is the Managing Director of our UK subsidiary, Diomed Ltd. From 1987 to 2000 he served as the Operations Director of MediSense, the pioneer of bio-sensors for blood-glucose monitoring, joining that company in its early start-up phase and growing it from revenues of $20 million to
                                                     $285 million and a workforce of over 1000 people and a 30-fold increase in production.

Christopher Geberth,
 Vice President of Finance
 and Corporate Controller                            Mr. Geberth joined us in May 2004 as Vice President, Finance and
                                                     Corporate Controller.  Mr. Geberth has prior experience in the fields of finance and accounting in technology and manufacturing industries. Mr. Geberth has held positions of Vice President and
                                                     Controller with Melard Technologies, Inc., a New York based, privately held high tech developer of wireless computing devices, and Vice President and Controller of Netmarket Group, Inc., a
                                                     privately held e-commerce company. Prior to joining Diomed, Mr.
                                                     Geberth served as an Audit Manager focusing on emerging growth companies with PricewaterhouseCoopers LLP, an international "Big
                                                     Four" accounting firm.  Mr. Geberth earned his BA in Accounting from Pace University in 1993 and his CPA in New York State in
                                                     1995.

John J. Welch, Vice President of
 Marketing                                           Mr. Welch joined us in October 2002 as Vice President of North
                                                     American Marketing.  He has over 20 years prior experience in marketing, sales and management in the medical device industry.
                                                     Prior to joining Diomed, Mr. Welch was Worldwide Vice President of Marketing for the surgical division of Haemonetics Corp., and before that he served Johnson & Johnson, CR Bard and Datex (now part of GE Medical) in various sales and marketing capacities.
                                                     Mr. Welch was also Director of Marketing and Sales for the New
                                                     England Region of the American Red Cross Blood Program.  Mr.
                                                     Welch holds a BS in medical technology from Framingham State
                                                     College.

Cary Paulette, Vice President,
 North American Sales                                Mr. Paulette joined Diomed in December 2004 as Vice President of
                                                     North American Sales.  He has over 20 years in sales and
                                                     marketing management experience in the medical device and
                                                     software industries.  Prior to joining Diomed, Mr. Paulette served as Region Manager for Guidant CRM, managing over 25 million dollars in revenue. Prior to Guidant, he held roles as
                                                     Vice President of Sales Operations for Viewlocity and I2, both
                                                     Supply Chain Software developers.  Prior to his software
                                                     experience, Mr. Paulette worked for over 10 years in various sales and marketing positions for Boston Scientific Corporation with his last role as Area Director for Boston Scientific
                                                     Endoscopy.  Mr. Paulette holds a BA in Marketing Management from
                                                     Baylor University.

          COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Securities Exchange Act requires our directors, executive officers and persons who own more than 10% of any class of our capital stock to file with the SEC initial reports of ownership and reports of changes in ownership and to provide copies of such reports to us. Based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required to be filed during the fiscal year ended December 31, 2005, we believe that all of the filing requirements applicable to our officers, directors and beneficial owners of greater than 10% of our common stock were complied with during the most recent fiscal year as to which we have issued our annual report.

ITEM 10.  Executive Compensation

                           SUMMARY COMPENSATION TABLE

The following table sets forth certain information concerning the compensation that we paid for services rendered in all capacities for the fiscal years ended December 31, 2004 and 2005 and by those individuals serving as our chief executive officer during 2004 and 2005 and our other executive officers serving on December 31, 2005 whose salary and bonuses for 2005 exceeded $100,000. We refer to these officers as the "Named Executive Officers." This information is unaudited.


                                                                                    Long Term
                                                                                   Compensation
                                                                                      Awards
   Name and                                                                         Securities
   Name and                                                                         Underlying        All Other
   Principal                      Fiscal Year           Annual Compensation          Options        Compensation
   Position                         End              Salary             Bonus    (No. Shares)(1)         (2)
-----------------------------------------------------------------------------------------------------------------------------------
James Wylie (3)                   12/31/04          $330,000           $ 50,000       287,412         $      0
                                  12/31/05          $355,000           $ 66,000       182,000         $      0

David Swank (4)                   12/31/04          $177,544           $ 83,300        70,000         $      0
                                  12/31/05          $215,000           $ 42,000        56,800         $      0

Kevin Stearn (5)                  12/31/04          $171,000           $ 32,000        34,000         $      0
                                  12/31/05          $195,900           $ 32,000        43,600         $      0

John Welch (6)                    12/31/04          $165,500           $ 25,000        28,000         $      0
                                  12/31/05          $175,500           $ 25,000        39,400         $      0

Christopher Geberth (7)           12/31/04          $ 80,000           $      0        30,000         $      0
                                  12/31/05          $130,625           $ 20,000        10,000         $      0

Cary Paulette (8)                 12/31/04          $ 11,330           $      0        50,000         $      0
                                  12/31/05          $184,000           $ 25,000        50,000         $      0

(1) During fiscal 2005 and 2004, neither Diomed Holdings, Inc. nor Diomed, Inc. granted any restricted stock awards or stock appreciation rights or made any long-term incentive plan payouts to any Named Executive Officer. Numbers of shares are adjusted to reflect the 1:25 reverse split we implemented effective June 17, 2004.

(2) Includes all other annual compensation and all other long-term compensation. Perquisites are not included if the aggregate amount is less than the lesser of $50,000 or 10% of salary and bonus.

(3) Pursuant to terms of Mr. Wylie's employment agreement, Mr. Wylie's annual salary was $355,000. We granted options to purchase 182,000 shares of common stock to Mr. Wylie in 2005. We paid Mr. Wylie a bonus of $66,000 in 2005 in recognition of his services performed in 2004, and we agreed to pay Mr. Wylie a bonus of $139,000 in 2006 in recognition of his services performed in 2005. Effective January 11, 2006, we increased Mr. Wylie's annual base salary to $367,425. See "Employment Agreements," below.

(4) Mr. Swank became a director in March 2003 and served on our Audit Committee from that time until September 1, 2003, when we appointed Mr. Swank as chief financial officer on a consulting basis. We paid Mr. Swank consulting fees of $215,000 during 2005. We granted options to purchase 56,800 shares of common stock to Mr. Swank in 2005. We also paid Mr. Swank an aggregate bonus of $42,000 in 2005, in recognition of his other services performed in 2004, and we agreed to pay Mr. Swank a bonus of $71,000 in 2006 in recognition of his services performed in 2005.

(5) Mr. Stearn began employment in February 2000. All figures expressed as converted into US dollars from British Pounds Sterling. Mr. Stearn's annual salary was increased from BPS 91,000 to BPS 96,000 effective September 1, 2004. We granted options to purchase 43,600 shares of common stock to Mr. Stearn in 2005. We paid Mr. Stearn a bonus of $32,000 in 2005 in recognition of his services performed in 2004. We agreed to pay Mr. Stearn a bonus of $31,000 in 2006 in recognition of his services performed in 2005.

(6) Mr. Welch became our vice president of North American marketing in October 2002. We increased Mr. Welch's annual salary to $175,000 effective October 1, 2004. We granted options to purchase 39,400 shares of common stock to Mr. Welch in 2005. We paid Mr. Welch a bonus of $25,000 in 2005 in recognition of his services performed in 2004, and we agreed to pay Mr. Welch a bonus of $44,000 in 2006 in recognition of his services performed in 2005.

(7) Mr. Geberth became our vice present of finance in May 2004, at an effective annual salary of $125,000. Mr. Geberth's salary was increased to $134,000 effective May 17, 2005. We granted options to purchase 10,000 shares of common stock to Mr. Geberth in 2005, and we paid Mr. Geberth a bonus of $20,000 in 2005 in recognition of his services performed in 2004. We also agreed to pay Mr. Geberth a bonus of $33,500 in 2006 in recognition of his services performed in 2005.

(8) Mr. Paulette became our vice president of North American sales in December 2004, at an effective annual salary of $175,000. We granted options to purchase 50,000 shares of common stock to Mr. Paulette in 2005, and we paid Mr. Paulette a bonus of $30,000 in 2005 as an incentive to join the Company. We also agreed to pay Mr. Paulette a bonus of $71,000 in 2006 in recognition of his services performed in 2005.

                      EQUITY COMPENSATION PLAN INFORMATION

As of December 31, 2005, 1,504,644 shares were available for issuance under our 2003 Omnibus Plan, 2,542 shares were available for issuance under our 2001 Plan and zero shares were available for issuance under our 1998 Plan.

The following table describes as of December 31, 2005 the outstanding warrants, stock options and other rights issued under our 2003 Omnibus Plan, 2001 Plan and 1998 Plan that were then outstanding and exercisable:


                                                                                            Number
                                                                                            of securities
                                Number of securities to be                                  remaining available for
                                issued upon exercise of                                     future issuance under
                                outstanding options,          Weighted average exercise     equity compensation plans
Plan Category                   warrants and rights           price of outstanding          (excluding securities
                                (expressed in common stock)   options, warrants and rights  reflected in column (a))
                                          (a)                             (b)                         (c)
------------------------------- ---------------------------   ----------------------------  -------------------------
Equity compensation plans             1,700,648                         $6.47                        1,507,186
approved by stockholders
------------------------------- ---------------------------   ----------------------------  -------------------------
Equity compensation plans not                 0                             0                                0
approved by stockholders
------------------------------- ---------------------------   ----------------------------  -------------------------
Total                                 1,700,648                         $6.47                        1,507,186

In May 2005, our stockholders approved an increase of 1.5 million reserved shares providing for a total of 3.1 million shares of common stock reserved for future issuance. As of December 31, 2005, approximately 1.5 million options and other incentive stock awards were available for future grants under the 2003 Omnibus Plan. In addition, 2,542 options were available under the 2001 Plan as of December 31, 2005. No options were available under the 1998 Plan as of December 31, 2005.

On December 16, 2005, our board of directors determined to accelerate the vesting of those of our unvested stock options previously awarded to the directors, officers and employees pursuant to the 2003 Omnibus Plan, 2001 Plan and 1998 Plan with an exercise price greater than $4.00 per share. The closing price of our common stock on the American Stock Exchange on that date was $1.90. As a result of this acceleration, we will recognize no compensation expense for options to acquire approximately 574,000 shares of common stock representing approximately 3% of the common stock outstanding on December 16, 2005 which would have vested during the fiscal years ended December 31 2006 and 2007.

The board accelerated the vesting of these outstanding stock options pursuant to its authority under the plans. The board's decision to accelerate the vesting of these outstanding stock options was made in light of the issuance by the Financial Accounting Standards Board of Statement of Financial Accounting Standard No. 123 (revised in 2004), entitled "Share-Based Payment" ("SFAS No. 123R"). By accelerating the vesting of these options, we believe that pursuant to SFAS No. 123R, we will not be required to recognize any compensation expense in the current year or in the future periods associated with these options. Had the board not accelerated the vesting of these stock options, we estimate that we would have to recognize approximately $1,143,000 and $514,000 in additional compensation expense for the fiscal years ended December 31, 2006 and 2007, respectively.

                              EMPLOYMENT AGREEMENTS

Chief Executive Officer

Effective January 10, 2003, we entered into an employment agreement with James
A. Wylie, Jr. as president and chief executive officer. Mr. Wylie became a director as of that date. Mr. Wylie's employment agreement was for an initial term of two years and provided for an annual base salary of $300,000 (payable commencing March 1, 2003), an award of options to purchase up to 32,000 shares (figure adjusted for 1:25 reverse stock split effective on June 17, 2004) of common stock and certain bonus compensation, including a discretionary bonus as determined by the board of directors and a bonus for the consummation of certain financings (including the equity financing), mergers or similar transactions. If we terminated Mr. Wylie's employment other than for cause, we would have been obligated to pay his salary and provide benefits to him for the remainder of his two-year employment term. From December 2, 2002 until the effective date of his employment agreement, Mr. Wylie acted as a consultant to us and an advisory board member, pursuant to a management services agreement. Under the management services agreement, we paid Mr. Wylie a consulting fee of $125,000 for the period December 2, 2002 through February 28, 2003, and agreed to pay a success fee for the consummation of certain financing, merger or similar transactions (excluding the December 27, 2002 bridge financing transaction). The management services agreement was terminated upon the effective date of Mr. Wylie's employment agreement and was superseded by his employment agreement.

Effective December 28, 2003, we entered into a second employment agreement with James A. Wylie, Jr. This agreement superseded our January 10, 2003 employment agreement with Mr. Wylie, and extended his employment by one year from December 31, 2004 until December 31, 2005. Mr. Wylie's new agreement provided for an annual base salary of $330,000 (commencing January 1, 2004), an award of options to purchase up to 108,000 shares (figure adjusted for 1:25 reverse stock split effective on June 17, 2004) of common stock and certain bonus compensation. If we terminated Mr. Wylie's employment other than for cause, we would have been obligated to pay his salary and provide benefits to him for the remainder of his two-year employment term.

Effective February 15, 2005, the terms of Mr. Wylie's employment were modified by (i) extending the term of employment through December 31, 2007 (formerly, the term was through December 31, 2005 at an effective annual base salary of $355,000), (ii) providing that in the event of termination by us without cause or by Mr. Wylie for good reason, we will pay an amount equal to either his base compensation for the remainder of the term or 12 months, whichever is greater and (iii) clarifying that Mr. Wylie will be able to terminate his employment agreement upon not less than 90 days' notice for reasons other than good reason, in which case we will not be required to pay severance.

Effective January 11, 2006, Mr. Wylie's annual base salary was increased to $367,425, and he was awarded 50,000 options.

Chief Financial Officer

Effective September 1, 2003, we entered into a consulting agreement with David
B. Swank, as chief financial officer. Mr. Swank's agreement provided for us to pay him a monthly fee of $12,500, and entitled him to receive options to purchase shares of common stock and bonus compensation. Effective March 1, 2004, we increased Mr. Swank's monthly fee to $16,667. Mr. Swank's agreement was for six-month automatically renewable periods, and was cancelable upon six months notice. Effective September 1, 2004, Mr. Swank's agreement was automatically extended for a second six-month period until March 1, 2005, at a monthly fee of $16,667.

Effective February 15, 2005, we modified the terms of Mr. Swank's employment by
(i) providing a term through December 31, 2005, renewable annually thereafter unless either party gives notice of non-renewal by November 30, (ii) providing that we may terminate Mr. Swank's employment for cause upon written notice,
(iii) providing that in the event of termination by us without cause or by Mr. Swank for good reason, we will pay an amount equal to either his base compensation for the remainder of the term or 12 months, whichever is greater,
(iv) providing that Mr. Swank will not use or disclose proprietary information or confidential information, that all proprietary information is our property and that all inventions of Mr. Swank during the term of his employment that are related to our business are our property and (v) providing that Mr. Swank will not compete with us or solicit our customers, suppliers or employees during the term or for 12 months thereafter. In accordance with this agreement, Mr. Swank's employment was automatically renewed for the term ending December 31, 2006.

Our executive officers (Messrs. Stearn, Welch, Paulette and Geberth) have agreements which provide that upon termination of their respective employment without cause, we will pay their annual base salary for a period of twelve months. These agreements also provide that these executive officers are eligible to receive annual bonuses based on performance. These employment agreements also prohibit our executive officers from directly or indirectly competing with us for a period of one-year following termination of their employment.

There have been no adjustments or amendments to the exercise price of stock options for our executive officers or directors, other than adjustments to then-outstanding stock options that correspond with the 1:25 reverse split effective June 17, 2004, which decreased the number of option shares and increased the option exercise price, in each case by a factor of 25.

                               STOCK OPTION PLANS
     (Figures throughout this section for number of common stock, price per share of common stock, options and warrants are adjusted to give effect to the 1:25 reverse stock split effective on June 17, 2004)

In November 2003, our stockholders approved a new incentive plan, the 2003 Omnibus Plan. The 2003 Omnibus Plan provides for grants or awards of stock options, restricted stock awards, restricted stock units, performance grants, stock awards, and stock appreciation rights. Only present and future employees and outside directors and consultants are eligible to receive incentive awards under the 2003 Omnibus Plan. We obtained stockholder approval of the 2003 Omnibus Plan at our annual meeting on November 25, 2003, after which we reserved
1.6 million shares of common stock for issuance pursuant to this plan. At our annual meeting of stockholders held on May 17, 2005, our stockholders approved an increase of 1.5 million shares providing for a total of 3.1 million shares of common stock reserved for future issuance. As of December 31, 2005, 1,504,644 options and other incentive stock awards were available for future grants under the 2003 Omnibus Plan. In addition, 2,542 options were available under the 2001 Plan as of December 31, 2005. No options were available under the 1998 Plan as of December 31, 2005.

                        OPTION GRANTS IN LAST FISCAL YEAR
       (Figures throughout this section are adjusted to give effect to the 1:25 reverse stock split effective June 17, 2004 for number of shares of common stock, price per share of common stock, options and warrants)

The following table sets forth certain information regarding stock options that we granted in 2005 to all Named Executive Officers:

Options Granted in 2005

                                       Percent of
     Named Executive    No. Options   Total Granted    Exercise     Expiration
         Officer          Granted      in 2005(1)        Price         Date
         -------          -------      ----------        -----         ----
James Wylie(2)           182,000         25.6%           $4.20       1/10/15
David Swank(3)            56,800          8.0%           $4.20       1/10/15
John Welch(4)             39,400          5.5%           $4.20       1/10/15
Kevin Stearn(5)           43,600          6.1%           $4.20       1/10/15
Cary Paulette(6)          50,000          7.0%           $4.20       1/10/15
Christopher Geberth(7)    10,000          1.4%           $4.20       1/10/15
Total                    381,800         53.7%

(1) Based on a total of approximately 710,953 options granted to all employees, directors and consultants during 2005. Rounded to nearest one-tenth of one percent.

(2) Mr. Wylie was also awarded 110,000 options on January 11, 2006 at an exercise price of $2.24 per share.

(3) Mr. Swank was also awarded 15,000 options on January 6, 2006 at an exercise price of $2.06 per share and 40,000 option on January 11, 2006 at an exercise price of $2.24 per share.

(4) Mr. Welch was also awarded 30,000 options on January 11, 2006 at an exercise price of $2.24 per share.

(5) Mr. Stearn was also awarded 30,000 options on January 11, 2006 at an exercise price of $2.24 per share.

(6) Mr. Paulette was also awarded 35,000 options on January 11, 2006 at an exercise price of $2.24 per share.

(7) Mr. Geberth was also awarded 40,000 options on January 11, 2006 at an exercise price of $2.24 per share

                    OPTIONS HELD AT END OF PRIOR FISCAL YEAR
 (Figures throughout this section are adjusted to effect to the 1:25 reverse stock split effective June 17, 2004)

The following table sets forth certain information regarding stock options that the Named Executive Officers held as of December 31, 2005:


 NAME AND                            NUMBER OF UNEXERCISED
 PRINCIPAL                                 OPTIONS AT                                VALUE OF
 POSITION                                DECEMBER 31, 2005                         "IN THE MONEY"
                                    EXERCISABLE/UNEXERCISABLE                         OPTIONS AT
                                                                                 DECEMBER 31, 2005
                                                                            EXERCISABLE/UNEXERCISABLE(1)
----------------------------------------------------------------------------------------------------------------
James A. Wylie Jr                         501,412 / 0                               $0        / $0
President and Chief Executive Officer

David B. Swank,                           129,800 / 5,000                           $10,100   / $10,100
Chief Financial Officer, Secretary

Christopher J. Geberth                    25,000  / 15,000                          $0        / $0
VP, Finance
                                                                                                                -

John J. Welch                             75,000  / 0                               $0        / $0
VP, North American Marketing

Cary Paulette                             66,667  / 33,333                          $0        / $0
VP, North American Sales

Kevin Stearn                              90,000  / 0                               $0        / $0
VP, Operations (General Manager Diomed Limited)

(1) Based on the closing price of $2.03 on the American Stock Exchange on December 31, 2005 and the respective exercise prices of the options held.

No adjustments to the exercise price of any outstanding options were made during the fiscal year ended December 31, 2005.

On December 16, 2005, our board of directors determined to accelerate the vesting of our unvested stock options previously awarded to our directors, officers and employees pursuant to our 2003 Omnibus Incentive Plan, 2001 Stock Option Plan and 1998 Stock Option Plan with an exercise price greater than $4.00 per share. The closing price of our common stock on the American Stock Exchange on that date was $1.90. As a result of this acceleration, we will recognize no compensation expense for options to acquire approximately 574,000 shares of common stock (representing approximately 3% of the common stock outstanding on December 16, 2005) which would have vested during the fiscal years ended December 31, 2006 and 2007 had we not accelerated vesting of these options. As a result of these actions, we eliminated approximately $1,657,000 of future after-tax compensation expense relating to employee stock options after January 1, 2006.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth beneficial ownership information as of March 15, 2006 for our capital stock owned by:

      - our chief executive officer and other executive officers whose salary and bonuses for 2005 exceeded $100,000, including officers who joined us during 2005 and whose annualized salary exceeds $100,000 (we refer to these persons as the Named Executive Officers);

      -     each director;

      -     our directors and executive officers as a group; and

      - each person who is known by us to beneficially own more than 5% of the outstanding shares of our common stock and other classes of voting stock.

To our knowledge, each person, along with his or her spouse, has sole voting and investment power over the shares unless otherwise noted.

                                          AMOUNT AND NATURE OF
NAME                                      BENEFICIAL OWNERSHIP            PERCENT OF CLASS(1)
----                                     -----------------------          -------------------
Sidney Braginsky                              50,000 (2)                           .3%
Gary Brooks                                   54,000 (3)                           .3%
A. Kim Campbell                               58,000 (4)                           .3%
Joseph Harris                                 50,000 (5)                           .3%
Geoffrey Jenkins                             119,000 (6)                           .6%
Peter Klein                                   54,000 (7)                           .3%
Edwin Snape                                   58,000 (8)                           .3%
David Swank                                  199,800 (9)                            1%
James A. Wylie, Jr.                          697,373 (10)                         3.5%
Christopher Geberth                           82,000 (11)                          .4%
Cary Paulette                                135,000 (12)                          .7%
Kevin Stearn                                 120,000 (13)                          .6%
John J. Welch                                105,000 (14)                          .5%
All officers and directors as a group      1,774,173                              8.4%

Beneficial Owners of More than 5% of the Company's common stock

Samuel Belzberg                            1,714,260 (15)                         8.8%
Zesiger Capital Group                      1,672,786 (16)                         8.6%
Galleon Healthcare Partners, L.P. and      1,134,000 (17)                         5.8%
affiliates
Omicron Master Trust                       2,524,912 (18)                        12.4%
ProMed Partners, L.P. and affiliates       2,148,901 (19)                        10.4%
Gruber McBain and affiliates               1,242,300 (20)                         5.7%

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

(2) Includes 50,000 shares of common stock issuable upon the exercise of stock options vested through 5/15/06.

(3) Includes 54,000 shares of common stock issuable upon the exercise of stock options vested through 5/15/06.

(4) Includes 58,000 shares of common stock issuable upon the exercise of stock options vested through 5/15/06.

(5) Includes 50,000 shares of common stock issuable upon the exercise of stock options vested through 5/15/06.

(6) Includes 119,000 shares of common stock issuable upon the exercise of stock options vested through 5/15/06.

(7) Includes 54,000 shares of common stock issuable upon the exercise of stock options vested through 5/15/06.

(8) Includes 58,000 shares of common stock issuable upon the exercise of stock options vested through 5/15/06.

(9) Includes 10,000 shares held plus 189,800 shares of common stock issuable upon the exercise of stock options vested through 5/15/06.

(10) Includes 85,961 shares held plus 611,412 shares of common stock issuable upon the exercise of stock options vested through 5/15/06.

(11) Includes 2,000 shares held plus 80,000 shares of common stock issuable upon the exercise of stock options vested through 5/15/06.

(12) Includes 135,000 shares of common stock issuable upon the exercise of stock options vested through 5/15/06.

(13) Includes 120,000 shares of common stock issuable upon the exercise of stock options vested through 5/15/06.

(14) Includes 105,000 shares of common stock issuable upon the exercise of stock options vested through 5/15/06.

(15) Includes 1,709,593 shares of common stock held by Gibralt US, Inc. and 4,667 shares issuable upon the exercise of fully vested stock options held by Mr. Belzberg. Mr. Belzberg is an affiliate of Gibralt Capital Corp. and Gibralt U.S. Inc., and therefore is deemed to beneficially own the securities it holds. Mr. Belzberg's address is c/o Gibralt Capital Corp., 1075 W Georgia Street, Suite 1075, Vancouver, BC V6E 3C9 Canada.

(16) Includes 1,672,786 shares of common stock as to which we believe Zesiger has sole dispositive power, as investment adviser for Zesiger clients, none of whom individually owns more than 5% of the common stock. Zesiger's address is 320 Park Avenue, 30th Floor, New York, NY 10022.

(17) Includes 1,134,000 shares of common stock held. Galleon's address is 135 E 57th Street, 16th Floor, New York, NY 10022.

(18) Includes 965,940 shares underlying convertible debentures plus 1,558,972 shares of common stock underlying warrants. Omicron's address is 810 Seventh Ave., 39th Floor, New York, NY 10019.

(19) Includes 1,943,890 shares of common stock held (as reported in Schedule 13G filed with the SEC on June 30, 2005), 800,000 shares of preferred stock held and 320,000 shares of common stock underlying warrants. Does not give effect to 9.9% limitations on ownership (described under "Liquidity and Capital Resources; Transactions in 2005 - Private Placement Financing Completed September 30, 2005," above). ProMed's address is 230 Park Avenue, 9th Floor, New York, NY 10017.

(20) Includes 122,300 shares of common stock held, 800,000 shares of common stock underlying preferred stock held and 320,000 shares of common stock underlying warrants held. Does not give effect to 4.9% limitations on ownership (described under "Liquidity and Capital Resources; Transactions in 2005 - Private Placement Financing Completed September 30, 2005," above). Gruber McBain's address is 50 Osgood Place, San Francisco, CA 94133.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATED PARTY TRANSACTIONS

During the past two years, we have entered into transactions with several related parties. The transactions were completed to finance our operations and to implement our business plans. We believe that each of these transactions were on terms as favorable to it as the terms we could have obtained from independent third parties.

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


ITEM 13.  EXHIBITS

Exhibit No.                         Identification of Exhibit
--------------                    -----------------------------

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

     3.2          Diomed Holdings, Inc. (Nevada) Amendment to the Articles of Incorporation (1)

     3.3          Certificate of Incorporation of Diomed Holdings, Inc. (Delaware) (2)

     3.4          Restated By-laws of Diomed Holdings, Inc. (Nevada) (1)

     3.5          By-laws of Diomed Holdings, Inc. (Delaware) (2)

     4.2          Diomed, Inc. 1998 Incentive Stock Plan (1)


     4.3          Diomed, Inc. 2001 Employee Stock Option Plan (1)

     4.4          Diomed Holdings, Inc. 2003 Omnibus Incentive Plan (11)

     5.1          Legality Opinion rendered by the Registrant's legal counsel, McGuireWoods LLP (19)

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

    10.54         Form of Convertible Debenture issued October 25, 2004 (14)

    10.55         Form of Warrant issued October 25, 2004 (14)

    10.56         Registration Rights Agreement, dated as of October 25, 2004 (14)

    10.57         Securities Purchase Agreement for Common Stock, dated as of September 28, 2004 (14)

    10.58         Amendment to Agreement for Services of James A. Wylie, dated as of February 15, 2005 (15)

    10.59         Amendment to Agreement for Services of David B. Swank, dated as of February 15, 2005 (15)

    10.60         Distribution Agreement with Med1Online, dated June 24, 2005 (16)

    10.61         Distribution Agreement with Luminetx Corporation, dated August 5, 2005 (17)

    10.62         Securities Purchase Agreement for September 30, 2005 financing transaction (18)

    10.63         Preferred Stock Exchange Agreement for September 30, 2005 financing transaction (18)

    10.64         Registration Rights Agreement for September 30, 2005 financing transaction (18)

    10.65         Form of Warrant issued in September 30, 2005 financing transaction (18)

    10.66         Form of Waiver of Negative Covenants by Debenture Holders in connection with September 30, 2005 financing transaction (18)

    10.67         Engagement Letter with Roth Capital Partners, LLC in connection with September 30, 2005 financing transaction (18)

    10.68         Engagement Letter with Musket Research Associates, Inc. in connection with September 30, 2005 financing transaction (18)

--------------

(1)   Filed with the Company's Current Report on Form 8-K dated February 14,
      2002.
(2)   Filed with the Company's Current Report on Form 8-K dated May 14, 2002.
(3)   Filed with the Company's Annual Report on Form 10-KSB/A dated April 29,
      2002.
(4)   Filed with the Company's Current Report on Form 8-K dated October 22,
      2003.
(5)   Filed with the Company's Current Report on Form 8-K dated December 30,
      2002.
(6)   Filed with the Company's Current Report on Form 8-K dated January 13, 2003
(7)   Filed with the Company's Current Report on Form 8-K/A dated May 19, 2003
(8) Filed with the Company's Current Report on Form 8-K dated September 10, 2003 regarding EVLT(R) patent
(9) Filed with the Company's Current Report on Form 8-K dated September 10, 2003 regarding Equity Financing
(10) Filed with the Company's Quarterly Report on Form 10-QSB dated November 10, 2003
(11) Filed with the Company's Definitive Proxy Statement on Schedule 14A dated October 27, 2003, as amended as described in the Company's Definitive Proxy Statement on Schedule 14A dated April 25, 2005
(12) Filed with the Company's Registration Statement on Form SB-2 dated December 3, 2003.
(13)  Filed with the Company's Annual Report on Form 10-KSB/A dated March 30,
      2004.
(14)  Filed with the Company's Current Report on Form 8-K dated September 29,
      2004.

(15)  Filed with the Company's Current Report on Form 8-K dated February 15,
      2005.
(16)  Filed with the Company's Current Report on Form 8-K dated June 29, 2005.
(17)  Filed with the Company's Current Report on Form 8-K dated August 11, 2005.
(18)  Filed with the Company's Current Report on Form 8-K dated October 4, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm for 2005 and 2004 was BDO Seidman, LLP. We paid BDO fees for services during 2005 and 2004 as follows:

AUDIT FEES

BDO's fees were $296,000 in the aggregate for 2005 and $244,000 in the aggregate for 2004 for professional services rendered to us for the audit of our annual financial statements and review of our quarterly financial statements (including our quarterly financial statements and other reports filed with the SEC on Forms 10-QSB and SB-2).

AUDIT-RELATED FEES

We paid BDO $8,000 in the aggregate for 2005 and $1,000 in the aggregate for 2004 for assurance and related services that are reasonably related to the performance of the audit or review of our financial statement, which amounts are not included under "Audit Fees," above.

TAX FEES

We paid BDO $21,000 in the aggregate for 2005 and $21,000 in the aggregate for 2004 for professional services rendered to us for tax compliance, tax advice and tax planning.

ALL OTHER FEES

We paid BDO $0 in the aggregate for 2005 and 2004 for products and services provided to us, other than as reported above under "Audit Fees," "Audit-Related Fees" or "Tax Fees."

AUDIT COMMITTEE'S PRE-APPROVAL POLICIES AND PROCEDURES

The audit committee's procedure is to review any proposed engagement of its independent registered public accounting firm, whether for auditing or other services, and to give its prior approval of such engagement, considering, among other things, whether the proposed engagement would impact the independence of our auditors. All (100%) of the services described under Audit-Related Fees, Tax Fees and all other Fees were approved by the audit committee.

                                   SIGNATURES

Pursuant to the requirements of the Securities Act, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing the Annual Report on Form 10-KSB and has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on March 30, 2006.

                              DIOMED HOLDINGS, INC.

By: /s/ James A. Wylie, Jr.
    -------------------------------------
    James A. Wylie, Jr.
    President and Chief Executive Officer

Pursuant to the requirements of the Securities Act, this Annual Report has been signed by the following persons, constituting a majority of the members of the Board of Directors, in the capacities indicated on March 30, 2006.


                  Signature                                      Title                                 Date
                  ---------                                      -----                               -------
      /s/ James A. Wylie, Jr.              President, Chief Executive Officer, Director        March 30, 2006
------------------------------------
         (James A. Wylie, Jr.)

      /s/ David B. Swank                   Chief Financial Officer, Director                   March 30, 2006
------------------------------------
         (David B. Swank)

      /s/ Geoffrey H. Jenkins              Chairman of the Board, Director                     March 30, 2006
------------------------------------
         (Geoffrey H. Jenkins)

     /s/ Joseph Harris                     Chairman of the Audit Committee, Director           March 30, 2006
------------------------------------
         (Joseph Harris)

     /s/ Gary Brooks                       Director                                            March 30, 2006
------------------------------------
         (Gary Brooks)

     /s/ A. Kim Campbell                   Director                                            March 30, 2006
------------------------------------
         (A. Kim Cambpell)

      /s/ Peter Klein                      Director                                            March 30, 2006
------------------------------------
         (Peter Klein)

      /s/ Edwin Snape                      Director                                            March 30, 2006
------------------------------------
         (Edwin Snape)

                              FINANCIAL STATEMENTS

                     DIOMED HOLDINGS, INC. AND SUBSIDIARIES


TABLE OF CONTENTS
                                                                                              Page
                                                                                              ----
         Report of Independent Registered Public Accounting Firm                               F-1

         Consolidated Balance Sheets as of December 31, 2005 and 2004                          F-2

         Consolidated Statements of Operations for the Years Ended December 31, 2005
         and 2004                                                                              F-4

         Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)
         for the Years Ended December 31, 2005 and 2004                                        F-5

         Consolidated Statements of Cash Flows for the Years Ended December 31, 2005
         and 2004                                                                              F-7

         Notes to Consolidated Financial Statements December 31, 2005                          F-9


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Diomed Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Diomed Holdings, Inc. and subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diomed Holdings, Inc. and subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/   BDO SEIDMAN, LLP
----------------------
Boston, Massachusetts
February 9, 2006

                              DIOMED HOLDINGS, INC.
                           Consolidated Balance Sheets

                                                                     December 31, 2005   December 31, 2004
Assets
Current assets:
     Cash and cash equivalents                                             $ 9,562,087      $14,436,053
     Short-term investments - available for sale securities                  3,566,454                -
     Accounts receivable, net of allowance for doubtful accounts of
     $102,740 and $223,105 in 2005 and 2004, respectively                    2,824,717        2,074,393
     Inventories                                                             3,059,886        2,204,385
     Prepaid expenses and other current assets                                 444,453          348,586
                                                                           -----------      -----------

         Total current assets                                               19,457,597       19,063,417
                                                                           -----------      -----------

Property and equipment:
     Office equipment and furniture and fixtures                             2,256,536        1,808,062
     Manufacturing equipment                                                   944,425          839,226
     Leasehold improvements                                                    731,347          731,347
                                                                           -----------      -----------
                                                                             3,932,308        3,378,635
     Less accumulated depreciation and amortization                          2,760,605        2,477,066
                                                                           -----------      -----------
     Property and equipment, net                                             1,171,703          901,569
                                                                           -----------      -----------

Intangible assets:
     Intangible manufacturing asset, net of accumulated amortization
         of $981,362 and $809,644 in 2005 and 2004, respectively                     -          171,718
     Luminetx distribution rights, net of accumulated amortization of
         $46,199 and $0 in 2005 and 2004, respectively                         286,431                -
     Intangible EVLT(R) technology asset, net of accumulated
         amortization of $685,741 and $391,852 in 2005 and 2004,
         respectively                                                        4,016,484        4,310,373
                                                                           -----------      -----------
     Total intangible assets, net                                            4,302,915        4,482,091
                                                                           -----------      -----------

Other assets:
     Investment in Luminetx                                                    500,000                -
     Deposits                                                                   20,060          195,338
     Deferred financing costs, net of accumulated amortization of
         $456,709 and $30,477 in 2005 and 2004, respectively                   274,750          700,982
                                                                           -----------      -----------
     Total other assets                                                        794,810          896,320
                                                                           -----------      -----------

Total assets                                                               $25,727,025      $25,343,397
                                                                           ===========      ===========

The accompanying notes are an integral part of these consolidated financial statements.

                              DIOMED HOLDINGS, INC.
                     Consolidated Balance Sheets (Continued)

                                                                 December 31, 2005    December 31, 2004
                                                                 -----------------    -----------------
Liabilities, preferred stock and stockholders' equity
Current liabilities:
    Accounts payable                                                 $  3,561,786       $  2,092,562
    Accrued expenses                                                    2,298,823          1,847,941
    Bank line of credit                                                    53,924                  -
    Current maturities of capital lease obligations                         2,047             46,967
    Current portion of deferred revenue                                   257,889            148,402
    Current maturities of EVLT(R) technology payable
    ($250,000 face value,  net of $4,902 debt discount at
    December 31, 2005 and $1,000,000 face value, net of
    $66,733 debt discount at December 31, 2004)                           245,098            933,267
    Warrant liability                                                   1,898,213                  -
                                                                     ------------       ------------

Total current liabilities                                               8,317,780          5,069,139

Deferred revenue, net of current portion                                  144,428            211,347
Capital lease obligation, net of current maturities                         4,094                  -
Convertible debt ($3,712,000 face value, net of $1,081,727 debt discount at December 31, 2005 and $7,000,000 face value,
      net of $2,183,151 debt discount at December 31, 2004)             2,630,273          4,816,849
EVLT(R) technology payable ($250,000 face value, net of
    $4,902 debt discount at December 31, 2004), net of
    current maturities                                                          -            245,098
                                                                     ------------       ------------

Total liabilities                                                      11,096,575         10,342,433
                                                                     ------------       ------------

Commitments and contingencies

Preferred stock, $0.001 par value
    Authorized-20,000,000 shares; issued and outstanding
    4,000,000 (Liquidation value $12,150,000
    at December 31, 2005)                                               7,819,658                  -
                                                                     ------------       ------------

Stockholders' equity:
    Common stock, $0.001 par value
    Authorized-50,000,000 shares at December 31, 2005 and 2004

    Issued and outstanding-19,423,728 and 17,781,525 shares
    at December 31, 2005 and 2004, respectively
                                                                           19,424             17,781
    Additional paid-in capital                                         87,551,286         84,226,241
    Accumulated other comprehensive income                                 89,800            169,023
    Accumulated deficit                                               (80,849,718)       (69,412,081)
                                                                     ------------       ------------
    Stockholders' equity                                                6,810,792         15,000,964
                                                                     ------------       ------------

Total liabilities, preferred stock and stockholders' equity          $ 25,727,025       $ 25,343,397
                                                                     ============       ============

The accompanying notes are an integral part of these consolidated financial statements.

                              DIOMED HOLDINGS, INC.
                      Consolidated Statements of Operations

                                                                        Years Ended December 31,
                                                                     -------------------------------
                                                                        2005               2004
                                                                     --------------   --------------
Revenues                                                             $ 19,048,751       $ 13,384,500

Cost of revenues                                                       10,112,951          7,920,100
                                                                     ------------       ------------

Gross profit                                                            8,935,800          5,464,400
                                                                     ------------       ------------

Operating expenses:
     Research and development                                           1,536,522          1,694,629
     Selling and marketing                                              9,391,952          7,160,548
     General and administrative                                         7,819,312          6,422,461
                                                                     ------------       ------------

         Total operating expenses                                      18,747,786         15,277,638
                                                                     ------------       ------------

         Loss from operations                                          (9,811,986)        (9,813,238)
                                                                     ------------       ------------

Other (income) expense, net:
     Gain on the fair value of warrant liability                         (157,535)                 -
     Interest expense, non-cash                                         1,196,849            108,725
     Interest expense, net, cash-based                                    586,337            155,200
                                                                     ------------       ------------
         Total other expense, net                                       1,625,651            263,925
                                                                     ------------       ------------

Net loss                                                              (11,437,637)       (10,077,163)

Less preferred stock cash dividends                                      (150,000)                 -

Less preferred stock non-cash dividends                                (1,300,597)                 -
                                                                     ------------       ------------

Net loss applicable to common stockholders                           $(12,888,234)      $(10,077,163)
                                                                     ============       ============
   Basic and diluted net loss per share                              $      (0.67)      $      (0.68)
                                                                     ============       ============

   Basic and diluted weighted average common shares outstanding        19,213,965         14,752,794
                                                                     ============       ============

The accompanying notes are an integral part of these consolidated financial statements.

                              DIOMED HOLDINGS, INC.
     Consolidated Statements of Stockholders' Equity and Comprehensive Loss
                     Years Ended December 31, 2005 and 2004

                                          Common Stock
                                          ------------                                   Accumulated
                                                                    Additional              Other
                                      Number of    $0.001             Paid-in           Comprehensive       Accumulated
                                       Shares     Par Value           Capital           Income (Loss)        Deficit
                                       ------     ---------           -------           -------------        -------
  Balance, December 31, 2003        13,129,113      $     13,129      $ 75,582,369       $    175,278       $(59,334,918)

     Exercise of warrants by
     placement agent and its
                  affiliates           938,123               938              (938)                 -                  -
        Compensation expense
      related to issuance of
      stock options to third
                     parties                 -                 -            79,449                  -                  -
 Issuance of common stock in
              2004 Targeting
            Offering, net of
              issuance costs         1,188,470             1,188         2,726,541                  -                  -
 Issuance of common stock to
      2004 Private Placement
           investors, net of
              issuance costs         2,362,420             2,363         3,234,446                  -                  -
           Debt discount and
       beneficial conversion
     feature related to 2004
           Private Placement                 -                 -         2,261,399                  -                  -
     Exercise of warrants by
      2004 Private Placement
            investor and its
                  affiliates           163,399               163           342,975                  -                  -

Comprehensive income (loss):
            Foreign currency
      translation adjustment                 -                 -                 -             (6,255)                 -
                    Net loss                 -                 -                 -                  -        (10,077,163)
                                  ------------      ------------      ------------       ------------       ------------

  Balance, December 31, 2004        17,781,525            17,781        84,226,241            169,023        (69,412,081)
                                  ------------      ------------      ------------       ------------       ------------

                                        Total
                                    Stockholders'     Comprehensive
                                       Equity             Loss
                                       ------             ----
  Balance, December 31, 2003          $ 16,435,858       $(19,864,237)
                                                         ============
     Exercise of warrants by
     placement agent and its
                  affiliates                     -
        Compensation expense
      related to issuance of
      stock options to third
                     parties                79,449
 Issuance of common stock in
              2004 Targeting
            Offering, net of
              issuance costs             2,727,729
 Issuance of common stock to
      2004 Private Placement
           investors, net of
              issuance costs             3,236,809
           Debt discount and
       beneficial conversion
     feature related to 2004
           Private Placement             2,261,399
     Exercise of warrants by
      2004 Private Placement
            investor and its
                  affiliates               343,138

Comprehensive income (loss):
            Foreign currency
      translation adjustment                (6,255)            (6,255)
                    Net loss           (10,077,163)       (10,077,163)
                                      ------------       ------------

  Balance, December 31, 2004            15,000,964       $(10,083,418)
                                      ------------       ============

                              DIOMED HOLDINGS, INC.
     Consolidated Statements of Stockholders' Equity and Comprehensive Loss
                     Years Ended December 31, 2005 and 2004
                                   (continued)

                                           Common Stock
                                                                  Additional         Other                           Total
                                      Number of    $0.001         Paid-in        Comprehensive     Accumulated    Stockholders'
                                       Shares     Par Value        Capital       Income (Loss)       Deficit         Equity

Exercise of warrants by
    2004 Private Placement
    investor and its
    affiliates                       192,811             194         404,710                -                -          404,904
Compensation expense
    related to issuance of
    stock options to third
    parties                                -               -          49,474                -                -           49,474
Conversion of debt for
    common stock                   1,449,392           1,449       3,156,111                -                -        3,157,560
Issuance of warrants to
    Luminetx for
    distribution rights                    -               -         332,630                -                -          332,630
Fair value adjustments to
    accrete preferred stock
    to its exchangeable
    value                                  -               -        (575,748)               -                -         (575,748)
Value ascribed to warrants
    issued to 2004 debt
    holders in the 2005 PIPE               -               -         256,969                -                -          256,969
Dividends recorded on
    preferred stock                        -               -        (299,101)               -                -         (299,101)
Change in unrealized gain
    (loss) on available for
    sale securities                        -               -               -              296                -              296
Foreign currency
    translation adjustment                 -               -               -          (79,519)               -          (79,519)
Net loss                                   -               -               -                -      (11,437,637)     (11,437,637)
                                ------------    ------------    ------------     ------------     ------------     ------------

Balance, December 31, 2005        19,423,728    $     19,424    $ 87,551,286     $     89,800     $(80,849,718)    $  6,810,792
                                ============    ============    ============     ============     ============     ============

                            Comprehensive
                                Loss
Exercise of warrants by
    2004 Private Placement
    investor and its
    affiliates
Compensation expense
    related to issuance of
    stock options to third
    parties
Conversion of debt for
    common stock
Issuance of warrants to
    Luminetx for
    distribution rights
Fair value adjustments to
    accrete preferred stock
    to its exchangeable
    value
Value ascribed to warrants
    issued to 2004 debt
    holders in the 2005 PIP
Dividends recorded on
    preferred stock
Change in unrealized gain
    (loss) on available for
    sale securities                  296
Foreign currency
    translation adjustment       (79,519)
Net loss                     (11,437,637)
                            ------------

Balance, December 31, 2005  $(11,516,860)
                            ============

The accompanying notes are an integral part of these consolidated financial statements.

                              DIOMED HOLDINGS, INC.
                      Consolidated Statements of Cash Flows

                                                                                       Years Ended December 31,
                                                                                    -----------------------------
                                                                                      2005               2004
                                                                                    ------------     ------------
Cash Flows from Operating Activities:                                               $(11,437,637)    $(10,077,163)
     Net loss
     Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                                   955,389          972,900
         Amortization of EVLT(R) discount                                                 66,733          137,806
         Non-cash interest expense                                                     1,196,849          108,725
         Accretion of discount on marketable securities                                 (142,669)               -
         Amortization of deferred financing costs                                        426,232                -
         Fair value of stock options for service                                          49,474           79,449
         Gain on fair value of warrant liability                                        (157,535)               -
         Changes in operating assets and liabilities:
              Accounts receivable                                                       (750,324)        (637,155)
              Inventories                                                               (855,501)        (312,144)
              Prepaid expenses and other current assets                                  (95,867)         101,039
              Deposits                                                                   175,278          (11,582)
              Accounts payable                                                         1,219,335          595,021
              Accrued expenses and deferred revenue                                      493,450          312,258
                                                                                    ------------     ------------

Net cash used in operating activities                                                 (8,856,793)      (8,730,846)
                                                                                    ------------     ------------

Cash Flows from Investing Activities:
     Purchases of property and equipment                                                (575,706)        (519,009)
     Purchase of available for sale securities                                        (6,707,261)               -
     Proceeds from maturities of available for sale securities                         3,200,000                -
     Investment in Luminetx                                                             (500,000)               -
                                                                                    ------------     ------------

Net cash used in investing activities                                                 (4,582,967)        (519,009)
                                                                                    ------------     ------------

Cash Flows from Financing Activities:
     Proceeds from issuance of common stock, net, in 2004 target
     offering                                                                                  -        2,727,729
     Proceeds from issuance of common stock, net, in 2004 equity and
     debt financing                                                                            -        3,236,809
     Proceeds from convertible debt                                                            -        7,000,000
     Proceeds from issuance of preferred stock, net, in 2005 equity
     financing                                                                         9,150,556                -
     Increase in deferred financing costs                                                      -         (731,459)
     Proceeds from exercise of warrants                                                  404,904          343,138
     Net proceeds (payments) from bank borrowings                                         53,924         (261,676)
     Payments on promissory note                                                               -         (936,000)
     Payments on capital lease obligations                                               (40,826)         (54,997)
     Payments on EVLT(R)  purchase obligation                                         (1,000,000)      (1,000,000)
                                                                                    ------------     ------------

Net cash provided by financing activities                                              8,568,558       10,323,544
                                                                                    ------------     ------------

Effect of exchange rate changes                                                           (2,764)         (35,711)
                                                                                    ------------     ------------

Net increase (decrease) in cash and cash equivalents                                  (4,873,966)       1,037,978

Cash and cash equivalents, beginning of year                                          14,436,053       13,398,075
                                                                                    ------------     ------------
Cash and cash equivalents, end of year                                              $  9,562,087     $ 14,436,053
                                                                                    ============     ============

                              DIOMED HOLDINGS, INC.
                      Consolidated Statements of Cash Flows
                                   (continued)

                                                                      Years Ended December 31,
Supplemental Disclosure of Cash Flow Information:                        2005       2004
                                                                     ----------    ----------
Cash paid for interest                                               $  732,194    $  180,481
                                                                     ==========    ==========

Equipment under capital lease                                        $        -    $   88,116
                                                                     ==========    ==========

Value ascribed to warrants issued to purchase distribution rights    $  332,630    $        -
                                                                     ==========    ==========

Unrealized gains (losses) on marketable securities                   $      296    $        -
                                                                     ==========    ==========
Value ascribed to warrants issued in 2005 private placement          $2,055,748    $        -
                                                                     ==========    ==========
Non-cash increasing rate preferred stock dividend                    $  149,101    $        -
                                                                     ==========    ==========
Value ascribed to debt discount related to convertible debt          $        -    $2,261,399
                                                                     ==========    ==========

Conversion of debt for common stock                                  $3,157,560    $        -
                                                                     ==========    ==========

Fair value adjustment on preferred stock to bring preferred
  stock to its immediately exchangeable value                        $  575,748    $        -
                                                                     ==========    ==========

Accretion of preferred stock dividends                               $  150,000    $        -
                                                                     ==========    ==========

Value ascribed to debt discount related to convertible debt          $  256,969    $        -
                                                                     ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

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

(a) Principled of Consolidation

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

                              DIOMED HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2005

(d) Reclassifications

Certain reclassifications have been made in the prior year consolidated financial statements to conform to the current year's presentation.

(e) Cash and Cash Equivalents

Cash and cash equivalents consists of short-term, highly liquid investments with original maturities of three months or less.

(f) Short Term Investments

Marketable securities with original maturities greater than three months are classified as short-term investments. Investments designated as short-term consist of U.S. agency discount notes and corporate bonds, are classified as available-for-sale, and are reported at fair value using the specific identification method. Unrealized gains and losses, net of related tax effects, are reflected in other comprehensive income (loss) until realized.

Marketable securities included in cash and cash equivalents and short term investments, at December 31, 2005, all of which mature within one year, consist of the following:

                                                     Unrealized     Unrealized
                     Amortized Cost   Fair Value       Gains          Losses
                     --------------  ------------   -----------    -----------
Money Market Funds    $ 3,815,711    $ 3,815,711    $         -    $         -
Commercial Paper        5,852,606      5,852,408              -            198
U.S. Agency Notes       2,096,266      2,096,760            494              -
                      -----------    -----------    -----------    -----------
                      $11,764,583    $11,764,879    $       494    $       198
                      ===========    ===========    ===========    ===========

  As Reported:                                         Unrealized    Unrealized
                     Amortized Cost     Fair Value       Gains         Losses
                     --------------    -----------    -----------    -----------
Cash and Cash           $ 8,197,698    $ 8,198,426    $       728    $         -
Equivalents
Marketable Securities     3,566,886      3,566,454              -            432
                        -----------    -----------    -----------    -----------
                        $11,764,584    $11,764,880    $       728    $       432
                        ===========    ===========    ===========    ===========

Gross unrealized gains (losses) for the year ended December 31, 2005 totaled $296. The unrealized losses were caused by increasing market interest rates. Based on the scheduled maturities of these marketable securities and our intent and ability to hold these securities until maturity, we have concluded that these unrealized losses are not other-than-temporary. There were no realized gains or losses in 2005.

(g) Foreign Currency Translation

Assets and liabilities of the foreign subsidiary are translated at the rate of exchange in effect at year-end. Results of operations are translated using the weighted average exchange rate in effect during the year. Translation adjustments, resulting from changes in the rate of exchange between the subsidiary's functional currency and the U.S. dollar, are included in other comprehensive income (loss) with the cumulative effect included as a separate component of stockholders' equity in the accompanying consolidated balance sheets. Transaction gains and losses, resulting from the revaluations of assets and liabilities denominated in other than the functional currency of the Company or its subsidiaries are included in operating expenses for all periods presented.

                              DIOMED HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2005

(h) Comprehensive Income (Loss)

SFAS No. 130, "Reporting Comprehensive Income," requires disclosure of all components of comprehensive income (loss). Comprehensive income is defined as the change in stockholders' equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. For all periods presented, comprehensive loss consists of the Company's net loss, changes in cumulative translation adjustment account and unrealized gains and losses on available for sale securities. The Company has disclosed comprehensive income (loss) for all periods presented in the accompanying consolidated statements of stockholders' equity and comprehensive income (loss).

                                                                          DECEMBER 31,
                                                                       2005              2004
                                                                   ------------     ------------
Net loss                                                           $(11,437,637)    $(10,077,163)
Unrealized holding gain (loss) on marketable securities, net of
     related tax effects                                                    296                -
Foreign currency translation adjustment                                 (79,519)          (6,255)
                                                                   ------------     ------------
Comprehensive loss                                                 $(11,516,860)    $(10,083,418)
                                                                   ============     ============

(i) Revenue Recognition

The Company derives revenue primarily from two sources: (i) revenue from products, including lasers, instrumentation and disposables, and (ii) revenue from services. Service revenue includes fees earned under extended service contracts and repairs for products that are not under warranty. The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB No. 104"). SAB No. 104 requires that four basic criteria must be met before revenues can be recognized: (1) persuasive evidence of an arrangement exists; (2) title has transferred; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured.

The Company uses signed quotations and/or customer purchase orders that include all terms of the arrangement to determine the existence of an arrangement and whether the fee is fixed or determinable based on the terms of the associated agreement. The Company generally ships F.O.B. shipping point and uses shipping documents and third-party proof of delivery to verify delivery and transfer of title. The Company assesses whether collection is reasonably assured by considering a number of factors, including past transaction history with the customer and the creditworthiness of the customer, as obtained from third party credit references. If the Company determines that collection is not reasonably assured, revenue is deferred until collection becomes reasonably assured, generally upon receipt of payment.

In certain transactions, the Company sells additional training or extended service contracts with the sale of the laser. In those situations, the Company applies the guidance in EITF 00-21 "Revenue Arrangements with Multiple Deliverables", and divides the components into separate units of accounting based on their relative fair values. Revenue from each unit is recognized in accordance with SAB 104.

The Company defers revenue for extended service contracts related to future periods and recognizes revenue on a straight-line basis in accordance with FASB Technical Bulletin No. 90-1, "Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts." The Company provides for estimated warranty costs an original product warranties at the time of sale.

                              DIOMED HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2005

A rollforward of deferred revenue for the years ended December 31, 2005 and 2004, is as follows

                                December 31,
                             2005          2004
                          ---------     ---------
     Beginning balance    $ 359,749     $  56,802
     Additions              208,294       356,241
     Revenue/release       (165,726)      (53,294)
                          ---------     ---------
     Ending balance       $ 402,317     $ 359,749
                          =========     =========

(j) Product Warranties

The Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of component suppliers. In addition to these proactive measures, the Company also provides for the estimated cost of product warranties at the time revenue is recognized, based on historical warranty trends in the volume of product returns within the warranty period and the cost to repair the laser. The Company maintains reserves for its estimated obsolete inventory based on historical cost.

Warranty provisions and claims for the years ended December 31, 2005 and 2004, were as follows

                                  December 31,
                             2005           2004
                           ---------     ---------
     Beginning balance     $ 323,622     $ 406,382
     Warranty provision      133,379        85,622
     Release/estimates      (166,589)            -
     Usage                   (97,466)     (168,382)
                           ---------     ---------
     Ending balance        $ 192,946     $ 323,622
                           =========     =========

(k) Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market. Work-in-progress and finished goods consist of materials, labor and manufacturing overhead. Inventories consist of the following:

                                December 31,
                            2005           2004
                        ----------    ----------
     Raw materials       $1,415,546    $  838,390
     Work-in-progress       674,010       502,905
     Finished goods         970,330       863,090
                         ----------    ----------
                         $3,059,886    $2,204,385
                         ==========    ==========

                              DIOMED HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2005

(l) Property and Equipment

The Company records property and equipment at cost. The Company provides for depreciation and amortization using the straight-line method by charges to operations in amounts that allocate the cost of the assets over their estimated useful lives as follows:

   Description                                      Useful Life

   Office equipment and furniture and fixtures      3-5 years
   Manufacturing equipment                          5 years
   Leasehold improvements                           Lesser of estimated useful
                                                    life or life of lease

Depreciation expense for the years ended December 31, 2005 and 2004 was $443,583 and $482,739, respectively.

(m) Intangible Assets

Intangible assets are recorded at cost and consist of manufacturing rights acquired in 2001 and the EVLT(R) patent rights acquired in September 2003 (Note
12). The manufacturing rights are being amortized on a straight-line basis over a five-year estimated useful life. Amortization expense relating to these manufacturing rights of approximately $172,000 and $197,000 for the years ended December 31, 2005 and 2004, is included in general and administrative expense. The EVLT(R) patent rights are being amortized on a straight-line basis over the remaining 16-year life of the patents, and amortization expense relating to the EVLT(R) patent rights of $293,889 is included in the cost of goods sold for each of the years ended December 31, 2005 and 2004.

The Luminetx distribution rights are being amortized on a straight-line basis over a three-year estimated useful life consistent with the original term of the distribution agreement entered into on August 5, 2005 (Note 15). Amortization expense relating to the Luminetx distribution rights of approximately $46,200 is included in selling and marketing expenses for the year ended December 31, 2005.

Future amortization at December 31, 2005 is as follows:

                               Amortization
                               ------------
     2006                       $  404,766
     2007                          404,766
     2008                          358,567
     2009                          293,889
     2010                          293,889
     Thereafter                  2,547,038
                                ----------
          Total amortization    $4,302,915
                                ==========

(n) Long Lived Assets

The Company evaluates long-lived assets, such as intangible assets, equipment and leasehold improvements, for impairment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company records an impairment charge whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated discounted future cash flows from the use of these assets. Considerable judgment is required to estimate discounted future operating cash flows. Judgment is also required in determining whether an event has occurred that may impair the value of identifiable intangible assets. Factors that could indicate that an impairment may exist include significant underperformance relative to plan or long-term projections, strategic changes in business strategy or a significant negative industry or economic trends. When any such impairment exists, the related assets are written down to fair value. The Company did not incur any impairments in the years ended December 31, 2005 and 2004.

                              DIOMED HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2005

(o) Fair Value of Financial Instruments

The carrying amounts of the Company's cash, cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments. The carrying amounts of debt issued pursuant to agreements with banks', capital lease obligations and various debt instruments approximate fair value as the interest rates on these instruments fluctuate with market interest rates.

(p) Interest Expense and Other Financing Costs

The Company has issued options and warrants to non-employees from time to time as payment for services. In all of these cases, the Company applies the principles of SFAS No. 123 "Accounting for Stock-based Compensation" and EITF 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," to value these awards, which inherently includes a number of estimates and assumptions including stock price volatility factors. In addition to interest expense, the Company records financing and certain offering costs associated with its capital raising efforts in its statements of operations. These include amortization of debt issue costs such as cash, warrants and other securities issued to finders and placement agents, and amortization of debt discount created by in-the-money conversion features on convertible debt accounted for in accordance with EITF Issue 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," and Issue 00-27, "Application of Issue 98-5 to Certain Convertible Instruments," by other securities issued in connection with debt as a result of allocating the proceeds amongst the securities in accordance with Accounting Principles Board ("APB") Opinion No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants", based on their relative fair values. The Company based the estimates and assumptions on the best information available at the time of valuation, however, changes in these estimates and assumptions could have a material effect on the valuation of the underlying instruments.

(q) Concentrations

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

Accounts receivable are customer obligations due under normal trade terms. The Company sells its products to private physicians, hospitals, health clinics, distributors and OEM customers. The Company generally requires signed sales agreements, non-refundable advance payments, although collateral is generally not required, and purchase orders depending upon the type of customer. Letters of credit may also be required in certain circumstances. Some customers seek equipment financing from third party leasing agents, to which the Company is not party to and bears no credit risk. Accounts receivable is stated at the amount billed to the customer less a valuation allowance for doubtful accounts. Senior management reviews accounts receivable on a monthly basis to determine if any receivables could potentially be uncollectible. The Company includes specific accounts receivable balances that are determined to be uncollectible as well as a general reserve in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on available information, the Company believes its allowance for doubtful accounts as of December 31, 2005 is adequate. The allowance for doubtful accounts as of December 31, 2005 and 2004 was $102,740, and $223,105, respectively.

No customers accounted for greater than 10% of total revenues in 2005 or 2004. One customer accounted for 13% of accounts receivable in 2004.

Suppliers

The Company depends on outside suppliers for certain raw materials and other components for the Company's products, including the diodes for the Company's lasers. If the Company cannot obtain these raw materials or components, the Company may be unable to make products in sufficient quantities to meet the Company's customers' needs. Moreover, lead times for components and materials may vary significantly depending on the size of the order, specific supplier requirements and current market demand for the components. Inability of the Company's suppliers to meet the requirements on a timely basis could interrupt production until the Company obtains an alternative source of supply.

                              DIOMED HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2005

(r) Accounting for Stock-Based Compensation

The Company accounts for its employee stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," utilizing the intrinsic value method. Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the fair market price of the Company's stock at the date of the fixed grant over the amount an employee must pay to acquire the stock. SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, Accounting For Stock-Based Compensation - Transition and Disclosure, establishes a fair value based method of accounting for stock-based compensation plans. The Company has adopted the disclosure only alternative under SFAS No. 123, with respect to its employee stock compensation plan, which requires disclosure of the pro forma effects on net loss and loss per share as if SFAS No. 123 had been adopted as well as certain other information. (See Note 8b).

The pro forma effect of applying SFAS No. 123 in 2005 and 2004 is as follows:

                                                                             December 31,
                                                                        2005              2004
                                                                     ------------     ------------
Net loss applicable to common stockholders as reported               $(12,888,234)    $(10,077,163)
Less: total stock-based employee compensation expense determined
     under the fair value-based method for all awards, net of tax      (1,671,514)        (700,487)
                                                                     ------------     ------------
Pro forma net loss                                                   $(14,559,748)    $(10,777,650)
                                                                     ============     ============
Loss per share:
     Basic and diluted - as reported                                 $      (0.67)    $      (0.68)
     Basic and diluted - pro forma                                   $      (0.76)    $      (0.73)

(s) Reserach and Development Expenses

The Company charges research and development expenses to operations as incurred.

(t) Income Taxes

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

(u) Other Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs--an amendment of ARB No. 43, Chapter 4." SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted material should be recognized as current period charges in all circumstances. Additionally, SFAS No. 151 requires that a facility's fixed production overhead be charged to inventory based on the normal capacity of the production facility. As required, the Company adopted SFAS No. 151 on January 1, 2006. The Company does not expect the adoption of SFAS No. 151 to have a material impact on its consolidated financial statements.

In December 2004, the FASB revised SFAS No. 123, "Share Based Payment," or SFAS No. 123R. SFAS No. 123R supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and amends Statement No. 95, "Statement of Cash Flows." Under SFAS No. 123R, companies must calculate and record in the income statement the cost of equity instruments, such as stock options, awarded to employees for services received. The cost of the equity instruments is to be measured based on the fair value of the instruments on the date they are granted and is required to be recognized over the period during which the employees are required to provide services in exchange for the equity instruments. SFAS No. 123R is effective for the Company in the first interim period beginning after December 15, 2005.

                              DIOMED HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2005

The adoption of SFAS No. 123R is expected to have a significant impact on the Company's financial statements. The impact of adopting SFAS No. 123R cannot be accurately estimated at this time, as it will depend on the market value and the amount of share-based awards granted in future periods. It may or may not approximate the current pro forma expense that the Company reports under SFAS No. 123R.

On December 16, 2005, the Company's board of directors determined to accelerate the vesting of the Company's unvested stock options previously awarded to our directors, officers and employees pursuant to the Company's 2003 Omnibus Incentive Plan, 2001 Stock Option Plan and 1998 Stock Option Plan with an exercise price greater than $4.00 per share. The closing price of the Company's common stock on the American Stock Exchange on that date was $1.90. As a result of this acceleration, the Company will recognize no compensation expense for options to acquire approximately 574,000 shares of common stock (representing approximately 3% of the common stock outstanding on December 16, 2005) which would have vested during the fiscal years ended December 31, 2006 and 2007 had the Company not accelerated vesting of these options. As a result of these actions, the Company eliminated approximately $1,657,000 of future after-tax compensation expense relating to employee stock options after January 1, 2006.

In December 2004, the FASB issued SFAS No. 153, "Exchange of Nonmonetary Assets--an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" ("SFAS No. 153"). SFAS No. 153 is based on the principle that exchange of nonmonetary assets should be measured based on the fair market value of the assets exchanged. SFAS No. 153 eliminates the exception of nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005. The Company is currently evaluating the provisions of SFAS No. 153 and does not believe that the adoption of SFAS No. 153 will have a material impact on its consolidated financial statements.

In March 2005, the SEC issued Staff Accounting Bulletin ("SAB") No. 107 ("SAB 107"). SAB 107 provides guidance for the implementation of SFAS 123R with respect to valuation techniques, expected volatility and expected term for valuing employee stock options among other matters. The provisions of SAB 107 will be effective for the Company at the time the Company adopts SFAS 123R.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"), which replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements -- An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and is required to be adopted by the Company in the first fiscal quarter of 2006.

In June 2005, the Emerging Issued Task Force (EITF) issued EITF Issue Number 05-02, "The Meaning of Conventional Convertible Debt Instrument in Issue 00-19" ("EITF 05-02"). The EITF reached the following consensus: that the exception to the requirements of paragraphs 12-33 of Issue 00-19 for "conventional convertible debt instruments" should be retained; that instruments that provide the holder with an option to convert into a fixed number of shares (or equivalent amount of cash at the discretion of the issuer) for which the ability to exercise the option is based on the passage of time or a contingent event should be considered "conventional" for purposes of applying Issue 00-19; and that convertible preferred stock with a mandatory redemption date may qualify for the exception included in paragraph 4 of Issue 00-19 if the economic characteristics indicate that the instrument is more akin to debt than equity. The consensus in EITF 05-02 will be effective for the Company for new instruments entered into and instruments modified in periods beginning after June 29, 2005.

                              DIOMED HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2005

In September 2005, the EITF issued Number 05-08, "Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature" ("EITF 05-08"). EITF 05-08 provides guidance on the income tax consequences of issuing convertible debt with a beneficial conversion feature. For accounting purposes the proceeds received from the debt are allocated between the debt and the beneficial conversion feature based on the guidance in EITF 98-05. However, for income tax purposes the debt is not allocated, and consequently basis in the debt instrument differ for book and tax purposes. This difference will be recorded as a deferred tax liability through a charge to equity, rather than provision for income taxes or deferred debit. EITF 05-08 is effective in the first fiscal quarter of 2006, and is required to be applied retrospectively to all prior periods in which convertible debt with a beneficial conversion feature as outstanding. Since the Company records a full valuation allowance against its deferred tax assets, there will be no immediate effect on its balance sheet.

(3) NET LOSS PER SHARE

Net loss per share is computed based on the guidance of SFAS No. 128, "Earnings per Share." SFAS No. 128 requires companies to report both basic loss per share, which is based on the weighted average number of common shares outstanding, and diluted loss per share, which is based on the weighted average number of common shares outstanding and the weighted average number of dilutive potential common shares outstanding. As a result of the losses incurred by the Company for the years ended December 31, 2005 and 2004, all potential common shares were antidilutive and thus were excluded from the diluted net loss per share calculations.

The following table summarizes securities outstanding, adjusted for the 1-for-25 reverse split effective June 17, 2004, as of each year-end which were not included in the calculation of diluted net loss per share since their inclusion would be antidilutive.

                                       December 31,
                              2005                    2004
                          -----------              ----------
Common stock options      1,733,398                1,076,318
Convertible debt          1,620,961       (A)      3,056,769      (A)
Common stock warrants     5,196,775       (B)      2,991,263      (C)

(A) On October 25, 2004, in connection with the 2004 Private Placement Equity and Debt financing discussed in Note 13, the Company issued $7,000,000 in convertible notes. These notes are convertible at a rate of $2.29 per share. During 2005, a total of $3,288,000 including accrued interest of $31,108, of this debt was converted, for which the Company issued a total of 1,449,392 shares of common stock.

(B) On September 30, 2005, in connection with the 2005 Private Placement Equity financing discussed in Note 14, the Company issued 1,800,000 warrants to investors. These warrants have an exercise price of $2.50 per share. These warrants are exercisable for five years. On August 5, 2005, in connection with the investment in Luminetx discussed in Note 15, the Company issued 600,000 warrants. These warrants have an exercise price of $2.90 per share. These warrants are exercisable for five years.

(C) On October 25, 2004, in connection with the 2004 Private Placement Equity and Debt financing discussed in Note 13, the Company issued 3,013,671 warrants to investors. These warrants have an exercise price of $2.10 per share. These warrants are exercisable for five years. During 2004, a total of 163,399 of these warrants with an exercise price of $2.10 per share were exercised, for which the Company issued a total of 163,399 shares of common stock. During 2005, a total of 192,811 of these warrants with an exercise price of $2.10 per share were exercised, for which the Company issued a total of 192,811 shares of common stock.

     On September 3, 2003, in connection with the 2003 equity financing, the Company issued securities to pay the fees of the placement agent that it engaged in April 2003 to assist in obtaining financing. In lieu of paying this fee in cash, the Company issued to the placement agent $495,000 in secured bridge notes plus warrants to purchase up to 1,635,163 shares of common stock. Of these warrants, 701,663 warrants have an exercise price of $0.025 per share, 247,500 warrants have an exercise price of $2.00 per share and 686,000 warrants have an exercise price of $2.50 per share. These warrants are exercisable for five years. Additionally, the warrants issued to the placement agent were subject to an anti-dilution adjustment for future equity investments. This adjustment was triggered on October 25, 2004, and as such the warrants with exercise prices of $2.00 were adjusted to $1.93 and 7,588 additional warrants were issued, and the warrants with exercise prices of $2.50 were adjusted to $2.32 and 48,145 additional warrants were issued. Pursuant to its agreement with Sunrise, on October 25, 2004 the Company also issued warrants to purchase an additional 73,539 shares of common stock, at an exercise price of $2.01 per share because, under the April 2003 agreement with Sunrise, the Company agreed to pay Sunrise commissions for subsequent sales of securities made to participants in the 2003 financing within one year of the termination of that agreement. As of December 31, 2005, a total of 1,625,120 of the warrants issued to Sunrise, as adjusted for anti-dilution and commission, had been exercised and 139,315 warrants were unexercised and remained outstanding.

                              DIOMED HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2005

     Warrant holders who exercised their warrants to date have used the cashless exercise feature of these warrants. As a result of the cashless exercise, the warrant holders did not pay cash for the exercise price of the warrants, and as a result, the Company was not required to issue the full amount of shares underlying the warrants exercised. For example, as of December 31, 2005, the Company issued a total of 1,377,231 shares of common stock upon exercise of the 1,625,120 warrants.

     During 2005, 1,677 warrants issued to investors in prior years with exercise prices of $87.50 expired unexercised.

(4) ACCRUED EXPENSES

Accrued expenses consist of the following:

                                         December 31,
                                     2005          2004
                                  ----------    ----------
     Payroll and related costs    $  729,711    $  498,333
     Warranty costs                  192,946       323,622
     Professional fees             1,296,487       882,176
     Other                            79,679       143,810
                                  ----------    ----------
                                  $2,298,823    $1,847,941
                                  ==========    ==========

(5) LINE-OF-CREDIT ARRANGEMENT

Diomed, Ltd., the Company's United Kingdom-based subsidiary, utilizes an overdraft facility as well as an accounts receivable line of credit with Barclays Bank, limited to the lesser of (GBP)100,000 ($171,880 at December 31, 2005) or 80% of eligible accounts receivable. The credit line bears interest at a rate of 3% above Barclays' base rate of 4.5% at December 31, 2005 and borrowings are due upon collection of receivables from customers. As security for the line of credit, Barclays Bank has a lien on all of the assets of Diomed Ltd., excluding certain intellectual property. As of December 31, 2005 and December 31, 2004, there was approximately $53,924 and zero, respectively, outstanding under these credit facilities.

(6) DEBT

a) EVLT(R) Technology Acquisition - September 3, 2003

On September 3, 2003, the Company acquired rights to the EVLT Patent, which relates to the technology underlying the Company's EVLT(R) product line. On September 3, 2003, the Company paid Endolaser Associates $1,500,000 in cash in exchange for the exclusive license and agreed to make additional payments totaling $2,500,000 in 10 quarterly installments of $250,000 each, commencing in the fourth quarter of 2003. The Company recorded a liability in the amount of $2,500,000, net of a $254,000 discount based on an annual interest rate of 8%, to reflect the imputed interest on the liability. The discount is being amortized to interest expense over the period of the additional installment payments. The Company has made nine quarterly installments totaling $2,250,000 since acquiring the rights. Accordingly, at December 31, 2005, the remaining liability was $245,098 net of debt discount of $4,902. The Company made the final $250,000 payment in January 2006. (See Note 12)

                              DIOMED HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2005

b) Private Placement Equity and Debt Financing Entered into on September 28,
2004

On October 25, 2004, the Company completed the Private Placement Equity and Debt Financing entered into on September 28, 2004 and discussed in Note 13. In connection with the financing, the Company issued $7,000,000 in debt which is convertible into common shares at $2.29 per share. The debentures mature on October 25, 2008, or such as earlier date as debentures are required or permitted to be repaid as provided in the debenture, in cash or common stock, subject to the terms and conditions of the debenture. The Company also issued warrants to purchase 1,832,461 shares of common stock to investors who purchased the convertible debt. Accordingly, the Company recorded a debt discount of approximately $2,261,000 in relation to the convertibility feature of the debt and the fair value of the warrants using the Black Scholes option pricing model. The discount is being amortized to non-cash interest expense over the term of the notes, such that the full amount of the discount will be amortized by the earlier of the maturity date of the notes or the conversion of the notes to equity. The net impact on stockholders' equity will be zero when the net loss, including the amortization of the discount, is fully reflected in the accumulated deficit. Accordingly, the notes were originally recorded at net value of $4,738,601 (after the $2,261,399 discount).

During the first quarter of 2005, the holders of $3,288,000 principal amount of debentures elected to convert that amount of debentures (including accrued interest of approximately $31,108) into common stock at $2.29 per share. Accordingly, we issued 1,449,392 shares of common stock to these debenture holders, and $3,712,000 principal amount of debentures was outstanding as of December 31, 2005. As a result of this conversion, a proportion of the discount was accelerated and amortized to non-cash interest expense in the amount of approximately $985,000.

As discussed in Note 14, in connection with a 2005 private placement preferred stock financing, the Company issued warrants to purchase up to 200,000 shares of common stock to the three holders of these convertible debentures, as an inducement to, and in consideration for, the debenture holders' waiver of certain negative covenants that would have been violated by the financing had the debenture holders not waived. These warrants were valued using the Black-Scholes model. As a result, the Company recorded an additional debt discount to the September 28, 2004 convertible debentures of $256,969 which will be amortized to non-cash interest expense over the remaining term of the convertible debentures, which mature in October 2008, unless previously converted or redeemed. The balance of the notes at December 31, 2005 was $2,630,273, net of unamortized debt discount of $1,081,727. The balance of the notes at December 31, 2004 was $4,816,849, net of unamortized debt discount of $2,183,151. In the years ended December 31, 2005 and December 31, 2004, the Company recognized $1,196,849 and $78,248, respectively, in non-cash interest expense pertaining to this amortization of these discounts.

c) Capital Equipment Leases

Leased assets included in property and equipment primarily include manufacturing equipment. Depreciation expense for leased equipment during the years ended December 31, 2005 and 2004 was $1,755 and $12,238, respectively.

Future minimum debt payments required under these arrangements at December 31, 2005 are as follows:

                                                     Capital Leases       Debts
                                                       ----------    ----------
2006                                                   $    6,141    $  250,000
2007                                                            -             -
2008                                                            -     3,712,000
                                                       ----------    ==========
Total future minimum lease payments                    $    6,141    $3,962,000
                                                                     ==========
Less - Amount representing interest                             -
                                                       ----------
Present value of future minimum lease payments              6,141
Less - Current portion of capital lease obligations         2,047
                                                       ----------
Capital lease obligations, net of current portion      $    4,094
                                                       ==========

                              DIOMED HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2005

(7) INCOME TAXES

No provision for foreign, federal or state income taxes has been recorded, as the Company incurred net operating losses for all periods presented for all jurisdictions in which it operates. The Company has U.S. federal and state net operating loss carryforwards of approximately $36,000,000 at December 31, 2005 to reduce future federal income taxes, if any. These carryforwards expire through 2025 and are subject to review and possible adjustment by the Internal Revenue Service (IRS). The Company also has approximately $20,000,000 of foreign net operating loss carryforwards at December 31, 2005 to reduce future foreign income taxes, if any. These carryforwards do not have an expiration date.

The Tax Reform Act of 1986 contains provisions that may limit the amount of U.S. federal and state net operating loss and credit carryforwards that the Company may utilize in any one year in the event of certain cumulative changes in ownership over a three-year period in excess of 50%, as defined. The Company believes that its equity financing completed on November 25, 2003, its equity and debt financing completed on October 25, 2004 and its equity financing completed on September 30, 2005 may have triggered a change in ownership which, in turn, may limit the utilization of net operating loss carryforwards in future years.

The approximate tax effects of temporary differences that give rise to significant portions of the Company's deferred tax assets primarily relate to net operating loss carryforwards and amount to approximately $20,601,000 and $18,269,000 as of December 31, 2005 and 2004, respectively. It is the Company's objective to become a profitable enterprise and to realize the benefits of its deferred tax assets. However, in evaluating the realizability of these deferred tax assets, management has considered the Company's short operating history, the volatility of the market in which it competes and the operating losses incurred to date, and believes that, given the significance of this evidence, a full valuation reserve against its deferred tax assets is required as of December 31, 2005 and 2004. The components of the Company's deferred tax assets are approximately as follows:

                                              December 31,
                                    -----------------------------
                                         2005            2004
                                    ------------     ------------
Net operating loss carryforwards    $ 20,313,000     $ 18,000,000
Other temporary differences              288,000          269,000
Valuation allowance                  (20,601,000)     (18,269,000)
                                    ------------     ------------
Net deferred tax asset              $          -     $          -
                                    ============     ============

(8) STOCKHOLDERS' EQUITY

(a) Common Stock

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

                              DIOMED HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2005

On October 25, 2004, the Company completed the private placement equity and debt financing entered into on September 28, 2004 as discussed in Note 16, resulting in net proceeds of approximately $9.8 million. In connection with this financing, the Company issued 2,362,420 shares of common stock and $7,000,000 in convertible debt, along with warrants to purchase up to 3,013,671 shares of common stock at an exercise price of $2.10. During 2004, holders of 163,399 warrants exercised these warrants, at an exercise price of $2.10 per share. Accordingly, the Company issued 163,399 shares of common stock to these warrant holders and received $343,138 in aggregate proceeds. During 2005, the holders of $3,288,000 principal amount of debentures elected to convert these debentures (including accrued interest of $31,108) into common stock at $2.29 per share, and accordingly the Company issued 1,449,392 shares of common stock to these debenture holders. Also, during 2005, the holders of 192,811 warrants exercised their warrants at an exercise price of $2.10 per share, and accordingly the Company issued 192,811 shares of common stock and received proceeds of $404,903.

Additionally, the warrants issued to the placement agent in the 2003 equity financing were subject to an anti-dilution adjustment for future equity investments. This adjustment was triggered on October 25, 2004 and, as such, the warrants with exercise prices of $2.00 were adjusted to $1.93 and 7,588 additional warrants were issued, and the warrants with exercise prices of $2.50 were adjusted to $2.32 and 48,145 additional warrants were issued. Pursuant to the agreement with the placement agent, on October 25, 2004 the Company also issued warrants to purchase an additional 73,539 shares of common stock, at an exercise price of $2.01 per share, because the Company agreed to pay the placement agent commissions for sales of securities within one year of the termination of the agreement with Sunrise that were made to investors who participated in the 2003 equity financing. During the year ended December 31, 2004, a total of 1,184,719 of the warrants issued to this placement agent, as adjusted for anti-dilution and commission, had been exercised and 938,123 shares were issued. Because the placement agent used the cashless exercise feature of the warrants, they did not have to pay the exercise price in cash and the Company issued fewer shares than the corresponding total number of warrants exercised.

(b) Preferred Stock

On September 30, 2005, the Company completed the private placement equity financing as discussed in Note 17, resulting in net proceeds of approximately $9.3 million. In connection with this financing, the Company issued 4,000,000 shares of exchangeable preferred stock, along with warrants to purchase up to 1,800,000 shares of common stock at an exercise price of $2.50. Since the preferred stock may become redeemable upon the occurrence of a redemption event that is not solely within its control, the Company recorded the preferred stock outside of permanent equity on its balance sheet. Subsequent to year-end 2005, the holders of $25,000 face value of preferred elected to exchange these shares into common stock on a one for one basis, and accordingly the Company issued 25,000 shares of common stock to these holders.

(c) Stock Options

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

On December 16, 2005, the Board of Directors of the Company determined to accelerate the vesting of the Company's unvested stock options previously awarded to the directors, officers and employees of the Company pursuant to the Company's 2003 Omnibus Incentive Plan, 2001 Stock Option Plan and 1998 Stock Option Plan with exercise prices which were greater than $4.00 per share. The closing price of the Company's common stock on the American Stock Exchange on December 16, 2005 was $1.90. As a result of this acceleration, the Company will recognize no compensation expense for options to acquire approximately 574,000 shares of common stock (representing approximately 3% of the shares of Company's common stock outstanding on December 16, 2005) which would have vested during the fiscal years ended December 31, 2006 and 2007. As a result of these actions, the Company eliminated approximately $1,657,000 of future after-tax compensation expense relating to employee stock options after January 1, 2006.

                              DIOMED HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2005

As of December 31, 2005, 1,504,644 options and other incentive stock awards were available for future grants under the 2003 Omnibus Plan. In addition, 2,542 options were available under the 2001 Plan as of December 31, 2005. A summary of stock option activity is as follows (adjusted to give effect to the 1:25 reverse split effective June 17, 2004:

                                    Range of       Number of    Weighted Average
                               Exercise Price      Shares        Exercise Price

Outstanding, December 31, 2003    $2.00 - $205.75       222,343     $   25.00

     Granted                      2.50 - 6.75           954,470          3.86
     Forfeited                    5.00 - 138.00        (100,495)        10.38

Outstanding, December 31, 2004    $2.00 - $205.75     1,076,318     $    8.12

     Granted                      2.03 - 4.30           710,953          4.07
     Forfeited                    2.85 - 205.75         (53,873)        11.23

Outstanding, December 31, 2005    $2.00 - $205.75     1,733,398     $    6.01

Exercisable December 31, 2004     $2.00 - $205.75       439,887     $   13.09

Exercisable December 31, 2005     $2.00 - $205.75     1,623,990     $    6.21

The following table summarizes information relating to currently outstanding and exercisable options as of December 31, 2005.

                                      OUTSTANDING            EXERCISABLE
                              Remaining Weighted Average        Weighted Average
    Exercise Price    Shares   Life     Exercise Price    Shares  Exercise Price
$2.00 - $4.75        991,343    8.64    $  3.91          881,935    $  4.01
 5.00 - 11.50        710,691    7.96       5.56          710,691       5.56
26.00 - 50.00         18,256    5.82      35.32           18,256      35.32
56.25 - 88.50            814    5.42      61.40              814      61.40
100.00 - 164.00       11,974    1.99     152.20           11,974     152.20
201.25 - $205.75         320    0.83     205.75              320     205.75
                   ---------    ------    -------      ---------    -------
                   1,733,398            $  6.01        1,623,990    $  6.21
                   =========              =======      =========    =======

                              DIOMED HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2005

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the applicable period:

                                                        December 31,
                                                   2005                2004
                                                 ---------          -----------
     Risk-free interest rate                     3.01-4.39%          1.74-3.21%
     Expected dividend yield                            --%                 --%
     Expected lives                                 5 years             5 years
     Expected volatility                                75%                 75%
     Weighted average grant date fair value
          per share                                   $4.07               $3.86
     Weighted average remaining contractual
          life of options outstanding             8.3 years           8.8 years

(d) Issuance of Stock Options to Consultants

In fiscal year 2004, the Company granted options to purchase 32,672 shares of common stock at exercise prices per share in the range of $2.02 to $6.75 in exchange for services. The Company recorded the fair value of such options based on the Black-Scholes option pricing model, as stock-based compensation expense totaling $79,449 in the statement of operations for year ended December 31, 2004.

In fiscal year 2005, the Company granted options to purchase 29,760 shares of common stock at exercise prices per share in the range of $2.03 to $4.03 in exchange for services. The Company recorded the fair value of such options based on the Black-Scholes option pricing model, as stock-based compensation expense totaling $49,474 in the statement of operations for year ended December 31, 2005.

(e) Warrants

A summary of warrant activity for the years ended December 31, 2005 and 2004 is as follows:

                                                                                                  Weighted Average
                                        Range of Exercise                   Weighted Average   Remaining Contractual
                                              Price        Number of Shares   Exercise Price      Life (In Years)
Outstanding, December 31, 2003            $0.025 - $87.50     1,196,838          $    2.00         4.90

     Granted to Placement Agent**             1.92 - 2.35       129,272               2.18         4.82
     Granted to 2004 PIPE Holders **                 2.10     3,013,671               2.10         4.82
     Exercised by Placement Agent**          0.025 - 2.50    (1,184,719)              0.03         -
     Exercised by 2004 PIPE Holders **               2.10      (163,399)              2.10         -
     Forfeited                                      50.00          (400)             50.00         -
                                          ---------------     ---------          ---------         ----
Outstanding, December 31, 2004            $0.025 - $87.50     2,991,263          $    2.18         4.82

     Granted to 2005 PIPE Holders*                   2.50     1,600,000               2.50         4.75
     Granted to 2004 PIPE Holders*                   2.50       200,000               2.50         4.75
     Granted to Luminetx*                            2.90       600,000               2.90         4.60
     Exercised by 2004 PIPE Holders**                2.10      (192,811)              2.10         -
     Forfeited                                      87.50        (1,677)             87.50         -
                                          ---------------    ----------          ---------         ----

Outstanding, December 31, 2005            $0.025 -  $2.90     5,196,775          $    2.35         4.00
                                          ===============    ==========          =========         ====

Exercisable December 31, 2004             $0.025 - $87.50     2,991,263          $    2.18         4.82
                                          ===============    ==========          =========         ====
Exercisable December 31, 2005             $0.025 -  $2.90     4,896,775          $    2.35         4.00
                                          ===============    ==========          =========         ====

                              DIOMED HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2005

*    See Note 3B.
**   See Note 3C.

As discussed in Note 14, the value of the 1,600,000 warrants, $2,055,748, issued in the September 2005 equity financing was classified as a warrant liability in accordance with EITF 00-19.

9) VALUATION AND QUALIFYING ACCOUNTS

A summary of the allowance for doubtful accounts is as follows:

                                                December 31,
                                         -----------------------
                                            2005          2004
                                         ---------     ---------
      Allowance for doubtful accounts:
      Balance, beginning of period        $ 223,105     $ 209,167
      Provision for doubtful accounts         3,727        48,652
      Write-offs                           (124,092)      (34,714)
                                          ---------     ---------

      Balance, end of period              $ 102,740     $ 223,105
                                          =========     =========

10) SEGMENT REPORTING

The Company follows SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas.

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

This table presents revenues by reportable segment:

                                                  December 31,
                                         --------------------------
                                             2005          2004
                                         -----------    -----------
      Laser systems                      $ 9,300,736    $ 7,838,768
      Fibers, accessories and service      9,748,015      5,545,732
                                         -----------    -----------

      Total                              $19,048,751    $13,384,500
                                         ===========    ===========

                              DIOMED HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2005

The following table represents percentage of revenues by geographic destination:

                              December 31,
                             -------------
                             2005     2004
                             ----     ----

            United States     76%     64%
            Asia/Pacific      12%     21%
            Europe             8%     11%
            Other              4%      4%
                             ---     ---
            Total            100%    100%
                             ===     ===

The following table represents long-lived assets by geographic location:

                             December 31,
                       ------------------------
                          2005         2004
                       ----------    ----------

      United States    $5,930,287    $5,769,521
      Europe              339,141       510,459
                       ----------    ----------
      Total            $6,269,428    $6,279,980
                       ==========    ==========

Besides the United States, no individual country represents 10% or more of revenues or long-lived assets.

11) COMMITMENTS AND CONTINGENCIES

(a) Leases

The Company leases certain equipment and office facilities under noncancelable operating and capital leases that expire at various dates through 2014. The Company's building lease at its subsidiary in the United Kingdom is a 25-year lease through 2024. However, the Company has an option, at its election, to terminate the lease agreement after 15 years in 2014 and again in 5 more years in 2019. If the Company chooses not to exercise these options, the lease agreement continues for the remaining years through 2024. The Company has elected to sublease a portion of the UK Facility. The Company will receive $119,950 and $96,289 in fiscal years 2006 and 2007 for sublease rental payments under a non-cancelable sublease agreement at the UK facility. During 2005, the Company renewed the U.S. headquarters lease and expanded the leased space through February 2008. Total rent expense under these operating lease agreements for the years ended December 31, 2005 and 2004 was $540,073, and $524,160, net of sublease income of $127,577 and $111,650, respectively.

Future minimum payments required under these operating leases and related sublease income at December 31, 2005 are as follows:

                                  Operating       Sublease
                                    Leases         Income
                                   ----------    ----------
2006                               $  632,882    $  119,950
2007                                  614,882        96,289
2008                                  543,512             -
2009                                  519,722             -
2010                                  519,722             -
Thereafter                          1,732,407             -
                                   ----------    ----------
Total operating leases             $4,563,127    $  216,239
                                   ==========    ==========

                              DIOMED HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2005

(b)  Employment Agreement with Certain Officers

Effective December 28, 2003, the Company entered into an employment agreement with James A. Wylie, Jr. the Company's Chief Executive Officer. This agreement supercedes the Company's January 10, 2003 employment agreement with Mr. Wylie, and extends his employment by one year from December 31, 2004 until December 31, 2005. The December 28, 2003 employment agreement provides for an annual base salary of $330,000 (commencing January 1, 2004), an award of options to purchase up to 108,000 shares of common stock and certain bonus compensation. Effective February 15, 2005, the terms of Mr. Wylie's employment agreement were modified by (i) extending the term of employment through December 31, 2007 for an annual base salary of $355,000, (ii) providing that in the event of termination by the Company without cause or by Mr. Wylie for good reason, the Company will pay an amount equal to either his base compensation for the remainder of the term or 12 months, whichever is greater and (iii) clarifying that Mr. Wylie will be able to terminate his employment agreement upon not less than 90 days' notice for reasons other than good reason, in which case the Company will not be required to pay severance. Effective January 11, 2006, the terms of Mr. Wylie's employment agreement were modified providing for an annual base salary of $367,425 (commencing January 1, 2006) and an award of options to purchase up to 50,000 shares of common stock.

David Swank became a director in March 2003 and served on the Audit Committee of the Company's Board of Directors from that time until September 1, 2003, when the Company appointed Mr. Swank as chief financial officer, on a consulting basis. The Company's agreement with Mr. Swank provided for six month renewable terms, commencing September 3, 2003. As of December 31, 2005, Mr. Swank's current monthly base compensation is $17,917. Effective February 15, 2005, the Company amended its agreement with Mr. Swank by (i) extending the term of employment through December 31, 2005, and (ii) providing Mr. Swank with severance pay in the event of termination without cause, equal to the greater of Mr. Swank's current compensation for the 12 months or for the balance of the then-current term of his agreement, subject to compliance with certain non-competition and non-solicitation obligations. In accordance with this agreement, Mr. Swank's employment was automatically extended for the term ending December 31, 2006.

Kevin Stearn became general manager of Diomed, Ltd., the Company's wholly-owned subsidiary in the U.K., in February 2000. As of December 31, 2005, Mr. Stearn's annual base salary was BPS 101,000. Effective February 15, 2005, the Company amended the terms of Mr. Stearn's employment by providing Mr. Stearn with severance pay in the event of termination without cause, equal to 12 months base salary, subject to compliance with certain non-competition and non-solicitation obligations.

John Welch became vice president, North American marketing, in October 2002. As of December 31, 2005, Mr. Welch's annual base salary was $175,000. Effective February 15, 2005, the Company amended the terms of Mr. Welch's employment by providing Mr. Welch with severance pay in the event of termination without cause, equal to 12 months base salary, subject to compliance with certain non-competition and non-solicitation obligations.

Christopher Geberth became vice president, finance in April 2004. As of December 31, 2005, Mr. Geberth's annual base salary was $134,000. Effective February 15, 2005, the Company amended the terms of Mr. Geberth's employment by providing Mr. Geberth with severance pay in the event of termination without cause, equal to 12 months base salary, subject to compliance with certain non-competition and non-solicitation obligations.

Cary Paulette became vice president, North American sales, in December 2004. As of December 31, 2005, Mr. Paulette's annual base salary was $175,000. Effective February 15, 2005, the Company amended the terms of Mr. Paulette's employment by providing Mr. Paulette with severance pay in the event of termination without cause, equal to 12 months base salary, subject to compliance with certain non-competition and non-solicitation obligations.

(c) Purchase Commitments

On August 5, 2005, the Company entered into a distribution agreement with Luminetx, pursuant to which Luminetx appointed the Company as a distributor and granted the Company the exclusive right to distribute and sell the Luminetx patented biomedical imaging system known as the VeinViewer(TM) Imaging System to physicians who perform sclerotherapy, phlebectomies or varicose vein treatments, initially in the United States and the United Kingdom, with additional territories to be negotiated as VeinViewer(TM) receives regulatory clearance in other countries, on terms to be agreed. Luminetx agreed to supply the Company with a certain minimum number of VeinViewer(TM) systems for distribution by the Company at specified prices during the term of the distribution agreement, initially three years. As discussed in Note 15, the Company also agreed to 1oan $1 million to Luminetx under the distribution agreement. The Company loaned $500,000 to Luminetx on August 5, 2005 and later converted that note to shares of preferred stock and warrants.

                              DIOMED HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2005

(d) Litigation

On July 21, 2005, a lawsuit was filed against us in the United States District Court for the Northern District of California by VNUS Medical Technologies, Inc., alleging infringement of U.S. Patents Nos. 6,258,084, 6,638,273, 6,752,803, and 6,769,433. The complaint was served on us on July 27, 2005. On September 15, 2005, the Company filed an answer denying the allegations of infringement, and counterclaiming against VNUS for a declaration that none of the patents are infringed and that they are all invalid. On October 12, 2005, VNUS served an amended complaint adding two additional parties, AngioDynamics, Inc. and Vascular Solutions, Inc., as defendants. On October 31, 2005, the Company filed an answer to the First Amended Complaint, again denying the allegations of infringement, and counterclaiming against VNUS for a declaration that none of the patents are infringed, that they are all invalid and that two of VNUS' patents are unenforceable for inequitable conduct. The Company is now proceeding with the discovery phase of this litigation. A claim construction hearing is scheduled for November of 2006. The Company intends to continue to defend its position, however, management is unable to predict the outcome of this lawsuit.

During 2004, the Company filed lawsuits in the United States Federal District Court for the District of Massachusetts against four competitors seeking injunctive relief and damages for infringement of the Company's U.S. Patent Number 6,398,777 covering the endovascular laser treatment of varicose veins which the Company uses in its EVLT(R) product line. The Company is presently prosecuting these lawsuits, however, management is unable to predict the outcome of these lawsuits. If the Company's EVLT(R) patent is judicially determined to be invalid, the Company will not prevail in the infringement actions and will not be able to exclude third parties from using the Company's EVLT(R) technology. As a result, the EVLT(R) patent may be determined to be impaired and the Company's EVLT(R) revenue stream may be adversely affected.

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

(12) ACQUISITION OF EXCLUSIVE EVLT(R) TECHNOLOGY

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

                              DIOMED HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2005

In the second transaction, the Company licensed, on an exclusive basis, the EVLT(R) patent from Endolaser Associates, LLC, the assignee of interest in the EVLT(R) patent from the other four named inventors. This transaction was completed under a license agreement between the Company and Endolaser Associates entered into on July 11, 2003, after the satisfaction of the conditions precedent to the taking effect of the license agreement. On September 3, 2003, the Company paid Endolaser Associates $1,500,000 in cash in exchange for the exclusive license granted by Endolaser Associates. The Company is to make additional payments totaling $2,500,000 in 10 quarterly installments of $250,000 each, commencing in the fourth quarter of 2003, and accordingly the Company recorded a liability in the amount of $2,500,000 net of a $254,000 discount to reflect imputed interest based on an interest rate of 8%. The discount is being amortized to general interest expense over the period of the technology payable. On December 1, 2003, subsequent to completion of the equity financing, the Company paid Endolaser Associates the first quarterly installment of $250,000. The Company made nine quarterly installment payments, and continued to amortize the discount to interest expense. Accordingly, at December 31, 2005, the balance remaining was $245,098 net of debt discount. The Company also agreed with Endolaser Associates to pay variable royalties based on sales of EVLT(R) products. In January 2006, the Company paid the final $250,000 payment.

In 2003, the Company recorded an intangible technology asset in the amount of $4,702,000 to record the acquisition of the EVLT Patent. The intangible asset is being amortized over the remaining 16-year life of the EVLT Patent.

(13) PRIVATE PLACEMENT EQUITY AND DEBT FINANCING ENTERED INTO SEPTEMBER 28, 2004

On September 28, 2004, the Company entered into definitive agreements for the sale and issuance of convertible debentures, common stock and warrants to purchase common stock to certain accredited investors in a private placement financing transaction. On October 25, 2004, after receiving approval to list the shares from the American Stock Exchange, the Company completed this transaction, and received net proceeds of approximately $9.8 million before related legal and registration expenses of approximately $300,000. The Company will use the proceeds for general working capital purposes.

The following summarizes the principal terms of the transaction:

Variable Rate Convertible Debentures

The Company issued an aggregate of $7,000,000 principal amount of convertible debentures at par. The debentures mature on October 25, 2008, or such as earlier date as the debentures are required or permitted to be repaid as provided in the debenture, in cash or common stock, subject to the terms and conditions of the debenture. The convertible debentures bear interest (payable quarterly in arrears on March 31, June 30, September 30 and December 31) at a variable rate of 400 basis points over six-month LIBOR and mature four years from the date of issuance. The effective interest rate for the debentures was 9.7%.

The debentures are convertible at any time at the option of the holder into the Company's common stock at a conversion price of $2.29 per share, which was 120% of the $1.91 per share closing price of the common stock on the American Stock Exchange on the trading day prior to the date that the Company and the investors signed the definitive purchase agreements The conversion price is subject to certain adjustments, with a minimum conversion price of $2.20 per share, unless the Company was to obtain stockholder approval to reduce the conversion price below $2.20. The Company obtained stockholder approval to eliminate that minimum conversion price at its 2005 annual meeting, and accordingly, there is no longer a minimum conversion price in the event of an adjustment to the conversion price due to a dilutive issuance. The holder's right to convert the debentures is limited to the extent that such conversion will not result in the debenture holder's owning more than 4.99% of the shares of common stock outstanding immediately after giving effect to the conversion.

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

                              DIOMED HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2005

After the first year and at the Company's option, subject to certain conditions, interest may be paid in shares of its common stock in lieu of cash, at a conversion price which is based on the closing prices of the common stock on the fifth through first trading days immediately preceding the interest payment date. The conversion rate for interest will be discounted by 10% if the Company obtains stockholder approval of this discount. In any event, though, without stockholder approval, the conversion rate for interest will not be less than $1.91, the closing price of the common stock on the American Stock Exchange on the trading day prior to the date that the Company and the investors signed the definitive purchase agreements.

During 2005, the holders of $3,288,000 principal amount of debentures elected to convert that amount of debentures (including accrued interest of $31,108) into common stock at $2.29 per share. Accordingly, the Company issued 1,449,392 shares of common stock to these debenture holders.

Common Stock

The Company issued and sold, for an aggregate gross purchase price of $3,614,503, shares of its common stock at a purchase price of $1.53 per share, which is 80% of the closing price of the common stock on the American Stock Exchange on the trading day prior to the date that the Company and the investors signed the definitive purchase agreements. Accordingly, the Company issued a total of 2,362,420 shares of its common stock to the investors who purchased common stock in this transaction.

Warrants to Purchase Common Stock

In connection with the October 2004 private placement, the Company issued warrants to purchase up to 1,832,461 shares of common stock to the investors who purchased convertible debentures and warrants to purchase up to 1,181,210 additional shares of common stock to the investors who purchased common stock. The warrants are exercisable for five years from the date of issuance at an exercise price of $2.10 per share, which is 110% of the $1.91 per share closing price of the common stock on the American Stock Exchange on the trading day prior to the date that the Company and the investors signed the definitive purchase agreements. The exercise price is subject to certain adjustments, including future sales of securities below the exercise price, with a minimum exercise price of $1.91 per share, unless the Company obtains stockholder approval to reduce the exercise price below $1.91. The Company obtained stockholder approval to eliminate that minimum exercise price at its 2005 annual meeting, and accordingly, there is no longer a minimum exercise price in the event of an adjustment to the exercise price due to a dilutive issuance.

The holders of the warrants may exercise their warrants by means of a "cashless exercise" instead of paying cash to the Company upon exercise, in which case the holder shall be entitled to receive a certificate for the number of warrant shares equal to the quotient obtained by dividing [(A-B)(X)] by (A), where;

              A = the VWAP (volume weighted average price, as defined in the warrant) on date immediately preceding the date of exercise;

              B   = the then current exercise price of the warrant; and

              X = the number of warrant shares issuable upon exercise of the warrant by means of a cash exercise rather than a cashless exercise

Because of this cashless exercise feature, the Company may not receive any proceeds from the exercise of warrants (although the Company will issue a net number of shares that is less than the total of shares that would have been issued in an exercise for cash payment). Assuming, however, that all of the warrants are exercised for cash at an exercise price of $2.10 per share, then the Company will receive a total of approximately $3.85 million for the exercise of the warrants, and the Company will issue approximately 2.7 million shares of common stock.

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

                              DIOMED HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2005

During the first quarter of 2005, the holders of $3,288,000 principal amount of debentures elected to convert that amount of debentures (including accrued interest of approximately $31,108) into common stock at $2.29 per share. Accordingly, we issued 1,449,392 shares of common stock to these debenture holders, and $3,712,000 principal amount of debentures was outstanding as of December 31, 2005. As a result of this conversion, a proportion of the discount was accelerated and amortized to non-cash interest expense in the amount of $985,000. In the years ended December 31, 2005 and December 31, 2004, $1,196,849 and $78,248, respectively, were recognized in non-cash interest expense pertaining to this amortization of the discount.

As discussed in Note 14, on September 30, 2005, the Company issued warrants to purchase up to 200,000 shares of common stock to the three holders of these convertible debentures, as an inducement to, and in consideration for, the debenture holders' waiver of certain negative covenants that would have been violated by the September 30, 2005 financing had the debenture holders not waived those covenants. These warrants were valued using the Black-Scholes model. As a result, the Company recorded an additional debt discount to the September 28, 2004 convertible debentures of $256,969 which will be amortized to non-cash interest expense over the remaining term of the convertible debentures, which mature in October 2008, unless previously converted or redeemed. The balance of the debentures at December 31, 2005 was $2,630,273, net of unamortized debt discount of $1,081,727. The balance of the debentures at December 31, 2004 was $4,816,849, net of unamortized debt discount of $2,183,151.

In connection with the financing, the Company incurred approximately $1,100,000 in commissions, legal, accounting and registration fees. These costs were allocated between the debt and equity components of the transaction. Accordingly, $730,000 allocated to the debt portion was capitalized and is being amortized to interest expense over the life of the notes, such that the full amount of the costs will be amortized by the earlier of the maturity date of the notes, or by the month the notes are converted to equity. Additionally, $300,000 was allocated to the equity component and offset in equity against the proceeds received from the financing. As a result of the conversion of notes during the 2005, a proportion of the deferred financing costs was accelerated and amortized to non-cash interest expense in the amount of $308,000. For the years ended December 31, 2005 and 2004, approximately $426,000 and $30,000, respectively, were recognized in non-cash interest expense pertaining to these costs.

During 2004, holders of 163,399 warrants exercised these warrants, at an exercise price of $2.10 per share. Accordingly, the Company issued 163,399 shares of common stock to these warrant holders and received $343,138 in aggregate proceeds. During 2005, the holders of 192,811 warrants exercised these warrants, at an exercise price of $2.29 per share. Accordingly, the Company issued 192,811 shares of common stock to these warrant holders and received $404,903 in aggregate proceeds.

Registration of Common Stock

The Company agreed to undertake registration with the Commission of the common stock and common stock underlying the convertible debentures and warrants. The Company filed the registration statement on November 24, 2004, and the Commission declared this registration statement effective on December 6, 2004.

(14) SEPTEMBER 30, 2005 PRIVATE PLACEMENT FINANCING

On September 30, 2005 the Company completed a private placement which resulted in gross proceeds of $10 million from accredited investors. In connection with this private placement, the Company sold 4,000,000 shares of preferred stock at a price of $2.50 per share and issued warrants to purchase up to 1,800,000 shares of common stock. The warrants have a term of five years and an exercise of $2.50 per share. The investors may exchange shares of preferred stock for shares of common stock. Each share of preferred stock may be exchanged for that number of shares of common stock that equals the issue price of the preferred stock ($2.50) divided by an exchange rate, initially set at $2.50 and subject to reduction in the case of dilutive issuances.

                              DIOMED HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2005

The antidilution adjustment provides that if the Company sells common stock (or the right to acquire common stock) for a price lower than the then-current exchange rate, the exchange rate will be reduced to the amount paid for the shares of common stock, subject to a floor of $2.17, unless the stockholders of the Company approve the elimination of the floor price. The Company agreed to propose to our stockholders that the floor price be eliminated. If the stockholders approve this proposal and the Company makes a dilutive issuance, then the exchange rate for the preferred stock may be decreased, first to the $2.17 floor price, then to the price determined by a weighted average formula set forth in the exchange agreement.

The investors have the right to redeem the preferred stock at a 20% redemption premium over the issue price, which equals $3.00 per share, if certain redemption events set forth in the exchange agreement (described below) occur and are not cured within the applicable cure period. At December 31, 2005, the redemption value was $12,000,000 plus $150,000 in accrued dividends. These redemption events are (i) the Company fails to maintain the registration statement covering the common stock underlying the preferred stock and warrants for a period of 20 consecutive trading days or 30 days during any 12-month period, (ii) the failure to remove restrictive legends upon an investor's request when permitted under applicable law, (iii) the failure to issue common stock upon exchange in accordance with the exchange agreement, (iv) the Company's announcement that it intends not to issue common stock in exchange for preferred stock, (v) suspension of the common stock from trading on a national securities exchange for a defined period of time, (vi) bankruptcy events, (vii) a default under indebtedness of the Company or one of its material agreements and (viii) a concentration of ownership of the Company's capital stock of 35% which continues for 30 days. After five years from issuance, the Company may at its option redeem the preferred stock at a 20% redemption premium over the issue price.

The holders of outstanding shares of preferred stock are entitled to cumulative annual dividends at the rate of: (i) 6%, for the first 18 months following the initial sale of preferred stock, (ii) 10% from the 19th through the 24th month following the initial sale and (iii) 15% after the 24th month following the initial sale. The dividends shall accrue daily on each share of preferred stock, whether or not earned or declared, and shall accrue until paid. The Company may pay the dividends with either cash or, if certain conditions are met, shares of common stock, valued at the volume weighted average price for the ten-day period immediately prior to the dividend payment date. The dividends will not accrue on any days where the volume weighted average price of the common stock for the 30 prior trading days equals or exceeds $6.25 (subject to adjustment for stock splits, stock dividends and similar events). The conditions which must be met for either the payment of dividends in the form of Common stock or the suspension of dividend accrual are that, if certain conditions are met, the shares of common stock for which the preferred stock may be exchanged under the exchange agreement (in the case of suspension of dividends) or which may be issued as dividends (in the case of payment of dividends in the form of common stock) are subject to an effective registration statement, the shares of common stock for which the preferred stock may be exchanged and the common stock underlying warrants is authorized and reserved for issuance and listed on a trading market, none of the events giving rise to an investor's right to redeem the preferred stock under the exchange agreement shall have occurred and not been cured and the Company does not owe the investors more than $15,000, in the aggregate, under the transaction documents for the private placement financing.

Because the preferred stock includes stated dividend rates that increase over time, from a rate considered below market, the Company will amortize an incremental amount which together with the stated rate for the period results in a constant dividend rate in accordance with Securities and Exchange Commission Staff Accounting Bulletin Topic 5Q. The Company determined that the present value of the incremental dividends of $1,371,429 will be amortized over the period preceding the perpetual dividend rate using an effective interest rate of 16.5%. The Company will increase the carrying value of the preferred stock with an offset to additional paid-in capital periodically and reduce the carrying value when paid. These dividends will be included in preferred stock dividends in the Company's calculation of net loss applicable to common stockholders and basic and diluted net loss per share. At December 31, 2005 the Company recorded an additional non-cash dividend of $149,000 for the affect of the increasing rate dividends.

                              DIOMED HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2005

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

The preferred stock is preferred over the common stock, and any class or series of capital stock that the Company may create in the future, as to the assets of the Company available for distribution to the stockholders in the event of (i) the liquidation, dissolution or winding up of the Company, (ii) the sale of all or substantially all of the assets of the Company or (iii) the merger or consolidation of the Company with another entity that results in either the stockholders of the Company having less than 50% of the outstanding voting securities of the successor company in the merger or combination transaction or the members of the board of directors of the Company constituting 50% or less than the members of the board of directors of the successor company in the merger. Upon the occurrence of one of the transactions described above, the holders of preferred stock are to receive, before any distribution or payment is made to any holders of Common stock, the greater of: (i) $3.00 per share of preferred stock, plus all accrued and unpaid dividends thereon, and (ii) such amount per share of preferred stock that would have been payable had each share of preferred stock been tendered in exchange for common stock immediately prior to the transaction for a liquidation value of $12,000,000 plus $150,000 in accrued dividends at December 31, 2005.

The warrants are exercisable for five years from the date of listing of the underlying shares of common stock with the American Stock Exchange (which occurred on January 6, 2006) at an exercise price of $2.50 per share, subject to reduction in the case of dilutive issuances. The antidilution adjustment provides that if the Company sells common stock (or the rights to acquire common stock) for a price lower than the then-current exercise price, the exercise price will be reduced to the amount paid for the shares of common stock the Company issued at such lower price, subject to a floor of $2.12, unless the stockholders of the Company approve the elimination of the floor price. The Company agreed to propose to its stockholders that the floor price be eliminated. If the stockholders approve this proposal and the Company makes a dilutive issuance, then the exercise price of the warrants may be decreased, first to the floor price, then to the weighted average price of the securities issued after giving effect to the dilutive issuance. If the exercise price of the warrants is so adjusted, then there will concurrently be an adjustment to the number of shares for which the warrant will be exercisable, by dividing the product of the former exercise price multiplied by the number of shares underlying the warrant by the adjusted exercise price.

The holders of the warrants may exercise their warrants by means of a "cashless exercise" instead of paying cash to the Company upon exercise, in which case the holder shall be entitled to receive a certificate for the number of warrant shares equal to the quotient obtained by dividing [(A-B)(X)] by (A), where;

              A = the VWAP (volume weighted average price, as defined in the warrant agreement) on date of exercise;

              B   = the then current exercise price of the warrant; and

              X = the number of warrant shares issuable upon exercise of the warrant by means of a cash exercise rather than a cashless exercise.

Because of this cashless exercise feature, the Company may not receive any proceeds from the exercise of warrants (although it will issue a net number of shares that is less than the total of 1,800,000 warrants). Assuming, however, that all of the warrants are exercised for cash at an exercise price of $2.50 per share, then the Company will receive a total of $4.5 million for the exercise of the warrants, and the Company will issue 1,800,000 shares of common stock.

Emerging Issues Task Force (EITF) Number 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" (EITF 00-19) requires freestanding contracts that are settled in a Company's own stock, including common stock warrants, to be designated as an equity instrument, assets or liability. Under the provisions of EITF 00-19, a contract designated as an asset or liability must be initially recorded and carried at fair value until the contract meets the requirements for classification as equity, until the contract is exercised or until the contract expires. Accordingly, the Company valued the 1,600,000 warrants using the Black-Scholes model and simultaneously recorded $2,055,748 as a discount to the preferred stock. In accordance with EITF Number 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments," (EITF 00-27), the Company compared the amount allocated to the preferred stock of $7,944,252 to the fair value of the common stock that would be received upon conversion to determine if a beneficial conversion feature existed. The Company determined that a beneficial conversion feature of $575,748 existed and, in accordance with EITF 00-27, amortized that amount immediately to the value of the preferred stock, as the preferred stock is immediately convertible. Further, as the fair value was less than the conversion value, the Company recorded $575,748 as an increase to the carrying value with an offset to additional paid-in capital. In accordance with EITF 98-5, this combined adjustment of $1,151,496 is analogous to a dividend and recognized as a return to the shareholders and has been included in Preferred Stock Dividends in the Company's calculation of Net Loss Applicable to Common stockholders and Basic and Diluted Net Loss per Share.

                              DIOMED HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2005

The Company further reduced the carrying value of the preferred stock by $850,000 for specific incremental costs directly attributable to the transaction including; investment banking, legal and professional fees.

Under the terms of the September 2005 financing, the Company agreed to file a resale registration statement with the Commission covering the shares of common stock that are issuable upon exchange under the Share Exchange Agreement and the Common stock that is issuable upon exercise of the warrants. The Company agreed to file the registration statement within 45 days of the date of the Registration Rights Agreement, which the Company has complied with, having filed a registration statement on November 9, 2005. The Company agreed to use its best efforts to cause the registration statement to be declared effective but in any event within 120 days of the closing date of the purchase and sale of the preferred stock and the warrants, which the Company has complied with, having obtained effectiveness of the registration statement on December 1, 2005. The Company also agreed to use its best efforts to maintain the effectiveness of the registration statement until the shares of Common stock underlying the preferred stock and warrants may be resold by the holder without limitation pursuant to Rule 144(k) under the Securities Act of 1933, as amended (generally, two years from the closing date, unless the holder of the common stock is an affiliate of the Company). If the Company fails to comply with this provision, then the Company will have to pay liquidated damages of 3% per month of the aggregated purchase price paid by investors for the preferred stock.

Because the liquidated damages under the Registration Rights Agreement have no contractual maximum, the Company determined that the liquidated damages were onerous and thus, could result in net-cash settlement of the transaction in accordance with EITF 00-19. The Company valued the 1,600,000 warrants using the Black-Scholes model and resulting in a fair value of $2,055,748, which was recorded as a warrant liability in accordance with EITF 00-19. Because the warrants are classified as a liability, any changes in fair value will be recorded as non-cash gain or loss on the fair value of the warrant liability in the subsequent Statements of Operations until the warrants are exercised, terminated or expired. The Company recorded a non-cash gain of $157,535 to revalue the warrants to fair value at December 31, 2005.

In addition to the 1,600,000 warrants that the Company issued to the investors in the September 2005 financing, in 2005, the Company also issued warrants to purchase up to 200,000 shares of Common stock to the three holders of our convertible debentures issued in October 2004, as an inducement to, and in consideration for, the debenture holders' waiver of certain negative covenants that would have been violated by the financing had the debenture holders not waived. These warrants were valued using the Black-Scholes model. As a result, in 2005, the Company recorded an additional debt discount to the September 28, 2004 convertible debentures of $256,969 which will be amortized to non cash interest expense over the remaining term of the debentures (Note 13).

(15) DISTRIBUTION AGREEMENT WITH LUMINETX CORPORATION

On August 5, 2005, the Company entered into a distribution agreement with Luminetx Corporation ("Luminetx"), pursuant to which Luminetx appointed Diomed as a distributor and granted Diomed an exclusive right to distribute and sell Luminetx' patented biomedical imaging system known as the VeinViewer(TM) Imaging System. The agreement is for an initial term of three years following the initial date that Luminetx delivers the VeinViewer(TM) product to Diomed, which is expected to occur in the second quarter of 2006. The agreement includes those physicians who perform sclerotherapy, phlebectomies or varicose vein treatments, initially in the United States and the United Kingdom, with additional territories to be negotiated as VeinViewer(TM) receives regulatory clearance in other countries, on terms to be agreed.

                              DIOMED HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2005

Under the original terms of the agreement, the Company agreed to loan Luminetx $1,000,000. The Company loaned $500,000 to Luminetx on August 5, 2005 and will invest the remaining $500,000 in Luminetx when it delivers to the Company a minimum number of VeinViewer(TM) systems, as specified in the distribution agreement. The Company converted the $500,000 loan for 250,000 shares of Luminetx preferred stock, convertible into common stock on a share-for-share basis, and warrants to purchase 50,000 shares of Luminetx common stock at $2.00 per share, exercisable for five years, as part of an $11 million private placement financing that Luminetx announced on November 4, 2005. The Company will invest the remaining $500,000 of the loan commitment to Luminetx for preferred stock and warrants on the same terms when Luminetx delivers to the Company a minimum number of Vein Viewer (TM) Systems, as specified in the distribution agreement.

The Company also issued warrants to purchase up to 600,000 shares of our common stock. The warrants have an exercise price of $2.90 per share and cease to be exercisable on the earlier of five years from full vesting, August 5, 2011 and the date of termination of the Distribution Agreement. The warrant is exercisable as to 50% of the underlying shares, with the remainder becoming exercisable when Luminetx has both (A) produced at least 100 units of the system and (B) Diomed shall have accepted delivery of at least 25 units of the system.

In accordance with Emerging Issues Task Force Number 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," the fair value of the exercisable warrants for the distribution rights of $332,630 is being amortized over the 3 year period of the distribution agreement commencing on the date that distribution agreement was executed, August 5, 2005. The Company determined the fair value of the warrants using the Black-Scholes model. The fair value of the remaining warrants for 300,000 shares of common stock will be valued when they become exercisable.

(16) SUBSEQUENT EVENTS

Subsequent to year-end 2005, the holders of 25,000 shares of preferred stock purchased in the September 30, 2005 private placement equity financing elected to exchange these shares into common stock on a one-for-one basis, and accordingly the Company issued 25,000 shares of common stock to these holders.