Form 10KSB/A
period 2005-12-31
DIOMED HOLDINGS INC
filed 2006-04-13
CIK 1074874

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

THE AGGREGATE MARKET VALUE OF THE VOTING COMMON STOCK, PAR VALUE $.001 PER SHARE, HELD BY NONAFFILIATES OF THE REGISTRANT AS OF MARCH 27, 2006 WAS APPROXIMATELY $33,136,000 (BASED ON A TOTAL OF 13,524,887 SHARES OF COMMON STOCK HELD BY NONAFFILIATES AND THE CLOSING PRICE OF $2.45 PER SHARE ON THE AMERICAN STOCK EXCHANGE ON MARCH 27, 2006).

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

19,448,728 SHARES OF COMMON STOCK, PAR VALUE $0.001 PER SHARE, WERE OUTSTANDING AS OF MARCH 27, 2006 (INCLUDING APPROXIMATELY 5,924,000 SHARES HELD BY AFFILIATES).

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

NOT APPLICABLE

           Transitional Small Business Disclosure Formet (Check One):

                                 YES [ ] NO [X]

NOT APPLICABLE

                                EXPLANATORY NOTE

The Issuer is filing this Annual Report on Form 10-KSB/A to correct information relating to the beneficial ownership of certain persons included in the Annual Report on Form 10-KSB filed on March 30, 2006. See Item 11, "Security Ownership of Certain Beneficial Owners and Management."

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


                                                                                    Long Term
                                                                                   Compensation
                                                                                      Awards
   Name and                                                                         Securities
   Name and                                                                         Underlying        All Other
   Principal                      Fiscal Year           Annual Compensation          Options        Compensation
   Position                         End              Salary             Bonus    (No. Shares)(1)         (2)
-----------------------------------------------------------------------------------------------------------------------------------
James Wylie (3)                   12/31/04          $330,000           $ 50,000       287,412         $      0
                                  12/31/05          $355,000           $ 66,000       182,000         $      0

David Swank (4)                   12/31/04          $177,544           $ 83,300        70,000         $      0
                                  12/31/05          $215,000           $ 42,000        56,800         $      0

Kevin Stearn (5)                  12/31/04          $171,000           $ 32,000        34,000         $      0
                                  12/31/05          $195,900           $ 32,000        43,600         $      0

John Welch (6)                    12/31/04          $165,500           $ 25,000        28,000         $      0
                                  12/31/05          $175,500           $ 25,000        39,400         $      0

Christopher Geberth (7)           12/31/04          $ 80,000           $      0        30,000         $      0
                                  12/31/05          $130,625           $ 20,000        10,000         $      0

Cary Paulette (8)                 12/31/04          $ 11,330           $      0        50,000         $      0
                                  12/31/05          $184,000           $ 30,000        50,000         $      0

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                              BENEFICIAL OWNERSHIP

The following table sets forth beneficial ownership information as of March 30, 2006 for our capital stock owned by:

      - our chief executive officer and other executive officers whose salary and bonuses for 2005 exceeded $100,000 and whose annualized salary exceeds $100,000 (we refer to these persons as the Named Executive Officers);

      -     each director;

      -     our directors and executive officers as a group; and

      - each person who is known by us to beneficially own more than 5% of the outstanding shares of our common stock and other classes of voting stock.

To our knowledge, each person, along with his or her spouse, has sole voting and investment power over the shares unless otherwise noted.

                                                  AMOUNT AND NATURE OF
NAME                                              BENEFICIAL OWNERSHIP          PERCENT OF CLASS(1)
----                                              --------------------          -------------------

Sidney Braginsky                                          36,250  (2)                     .2%
Gary Brooks                                               41,250  (3)                     .2%
A. Kim Campbell                                           44,250  (4)                     .2%
Joseph Harris                                             36,250  (5)                     .2%
Geoffrey Jenkins                                          96,083  (6)                     .5%
Peter Klein                                               40,250  (7)                     .2%
Edwin Snape                                               36,250  (8)                     .2%
David Swank                                              151,467  (9)                     .8%
James A. Wylie, Jr.                                      619,873 (10)                    3.1%
Christopher Geberth                                       32,833 (11)                     .2%
Cary Paulette                                             73,750 (12)                     .4%
Kevin Stearn                                              92,500 (13)                     .5%
John J. Welch                                             77,500 (14)                     .4%
All officers and directors as a group (13 persons)     1,378,506                         6.7%

Beneficial Owners of More than 5% of the Company's common stock

Samuel Belzberg                                        1,714,260 (15)                    8.8%
Zesiger Capital Group                                  1,672,786 (16)                    8.6%
Galleon Healthcare Partners, L.P. and affiliates       1,134,000 (17)                    5.8%
Omicron Master Trust                                   2,524,912 (18)                   11.5%
ProMed Partners, L.P. and affiliates                   2,120,401 (19)                   10.3%
Gruber McBain and affiliates                           1,403,100 (20)                    6.8%


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

(2) Includes 36,250 shares of common stock issuable upon the exercise of stock options vested through 5/31/06.

(3) Includes 1,000 shares held plus 40,250 shares of common stock issuable upon the exercise of stock options vested through 5/31/06.

(4) Includes 44,250 shares of common stock issuable upon the exercise of stock options vested through 5/31/06.

(5) Includes 36,250 shares of common stock issuable upon the exercise of stock options vested through 5/31/06.

(6) Includes 96,083 shares of common stock issuable upon the exercise of stock options vested through 5/31/06.

(7) Includes 40,250 shares of common stock issuable upon the exercise of stock options vested through 5/31/06.

(8) Includes 36,250 shares of common stock issuable upon the exercise of stock options vested through 5/31/06.

(9) Includes 10,000 shares held plus 141,467 shares of common stock issuable upon the exercise of stock options vested through 5/31/06.

(10) Includes 85,961 shares held plus 533,912 shares of common stock issuable upon the exercise of stock options vested through 5/31/06.

(11) Includes 2,000 shares held plus 30,833 shares of common stock issuable upon the exercise of stock options vested through 5/31/06.

(12) Includes 73,750 shares of common stock issuable upon the exercise of stock options vested through 5/31/06.

(13) Includes 92,500 shares of common stock issuable upon the exercise of stock options vested through 5/31/06.

(14) Includes 77,500 shares of common stock issuable upon the exercise of stock options vested through 5/31/06.

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

(19) Includes 1,025,401 shares of common stock held, 775,000 shares of preferred stock held and 320,000 shares of common stock underlying warrants. Does not give effect to 9.9% limitations on ownership which restrict the exchange of preferred stock and exercise of warrants. ProMed's address is 230 Park Avenue, 9th Floor, New York, NY 10017.

(20) Includes 283,100 shares of common stock held, 800,000 shares of common stock underlying preferred stock held and 320,000 shares of common stock underlying warrants held. Does not give effect to 4.9% limitations on ownership which restrict the exchange of preferred stock and exercise of warrants. Gruber McBain's address is 50 Osgood Place, San Francisco, CA 94133.

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

                                   SIGNATURES

Pursuant to the requirements of the Securities Act, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing the Annual Report on Form 10-KSB/A and has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on April 13, 2006.

                              DIOMED HOLDINGS, INC.

By: /s/ James A. Wylie, Jr.
    -------------------------------------
    James A. Wylie, Jr.
    President and Chief Executive Officer

Pursuant to the requirements of the Securities Act, this Annual Report has been signed by the following persons, constituting a majority of the members of the Board of Directors, in the capacities indicated on April 13, 2006.


                  Signature                                      Title                                 Date
                  ---------                                      -----                               -------
      /s/ James A. Wylie, Jr.              President, Chief Executive Officer, Director        April 13, 2006
------------------------------------
         (James A. Wylie, Jr.)

      /s/ David B. Swank                   Chief Financial Officer, Director                   April 13, 2006
------------------------------------
         (David B. Swank)

      /s/ Geoffrey H. Jenkins              Chairman of the Board, Director                     April 13, 2006
------------------------------------
         (Geoffrey H. Jenkins)

      /s/ Joseph Harris                    Chairman of the Audit Committee, Director           April 13, 2006
------------------------------------
         (Joseph Harris)

      /s/ Gary Brooks                      Director                                            April 13, 2006
------------------------------------
         (Gary Brooks)

      /s/ A. Kim Campbell                  Director                                            April 13, 2006
------------------------------------
         (A. Kim Cambpell)

      /s/ Peter Klein                      Director                                            April 13, 2006
------------------------------------
         (Peter Klein)

      /s/ Edwin Snape                      Director                                            April 13, 2006
------------------------------------
         (Edwin Snape)

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