Form 10QSB
period 2006-03-31
DIOMED HOLDINGS INC
filed 2006-05-12
CIK 1074874

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                   -----------

                                   (MARK ONE)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

AS OF MAY 12, 2006, THERE WERE 19,448,728 SHARES OF COMMON STOCK, PAR VALUE $0.001, OUTSTANDING.

                     DIOMED HOLDINGS, INC. AND SUBSIDIARIES

                         QUARTERLY REPORT ON FORM 10-QSB
                    FOR THE THREE MONTHS ENDED MARCH 31, 2006


                                TABLE OF CONTENTS


                                                                           Page
Item Number                                                               Number
-----------                                                               ------

             Part I - Financial Information

     1       Condensed Consolidated Balance Sheets -                        F-1
             March 31, 2006 (unaudited) and December 31, 2005

             Unaudited Condensed Consolidated Statements of Operations -    F-2
             Three Months Ended March 31, 2006 and 2005

             Unaudited Consolidated Statements of Cash Flows -              F-3
             Three Months Ended March 31, 2006 and 2005

             Notes to Consolidated Financial Statements (unaudited)         F-4

     2       Management's Discussion and Analysis of Operations               1

     3       Controls and Procedures                                          6


             Part II - Other Information                                      7

     1       Legal Proceedings                                                7

     6       Exhibits and Current Reports on Form 8-K                         8

             Signatures                                                      10

Diomed Holdings, Inc.
Condensed Consolidated Balance Sheets
As of March 31, 2006 (unaudited) and December 31, 2005

Assets                                                  MARCH 31,    DECEMBER 31,
                                                          2006          2005
                                                      ------------   ------------
Current assets:
  Cash and cash equivalents                           $  6,894,644   $  9,562,087
  Short term investments                                 2,089,969      3,566,454
  Accounts receivable, net                               2,705,897      2,824,717
  Inventories                                            3,371,519      3,059,886
  Prepaid expenses and other current assets                631,171        444,453
                                                      ------------   ------------

    Total current assets                                15,693,200     19,457,597


Property, plant and equipment, net                       1,286,769      1,171,703
Intangible assets, net                                   4,201,724      4,302,915
Investment                                                 500,000        500,000
Other assets                                               270,567        294,810
                                                      ------------   ------------

Total assets                                          $ 21,952,260   $ 25,727,025
                                                      ============   ============

Liabilities, preferred stock and
 stockholders' equity
Current liabilities:
  Accounts payable                                    $  3,005,843   $  3,561,786
  Accrued expenses                                       2,433,717      2,298,823
  Current portion of deferred revenue                      265,341        257,889
  Bank loan                                                 44,638         53,924
  Current maturities of capital lease obligations            1,828          2,047
   EVLT technology payable (zero face value,
    at March 31, 2006 and $250,000 face
    value, net of $4,902 debt discount
    at December 31, 2005)                                       --        245,098
  Warrant liability                                      2,668,634      1,898,213
                                                      ------------   ------------

    Total current liabilities                            8,420,001      8,317,780

Deferred revenue, net of current portion                   130,156        144,428
Capital lease obligation, net of current maturities          3,656          4,094
Convertible notes payable ($3,712,000 face value,
 net of $985,650 debt discount at March 31, 2006
 and $3,712,000 face value, net of $1,081,727 debt
 discount at December 31, 2005)                          2,726,350      2,630,273
                                                      ------------   ------------

    Total liabilities                                   11,280,163     11,096,575

    Commitments and contingencies

Preferred stock
 (liquidation value $12,074,000 at March 31, 2006)       7,920,399      7,819,658

Stockholders' equity                                     2,751,698      6,810,792
                                                      ------------   ------------

Total liabilities, preferred stock and
 stockholders' equity                                 $ 21,952,260   $ 25,727,025
                                                      ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

Diomed Holdings, Inc.
Unaudited Condensed Consolidated Statements of Operations


                                             Three Months Ended March 31,
                                                 2006            2005
                                             ------------    ------------

Revenues                                     $  4,576,152    $  4,132,250

Cost of revenues                                2,522,631       2,292,961
                                             ------------    ------------

Gross profit                                    2,053,521       1,839,289
                                             ------------    ------------

Operating expenses:
  Research and development                        354,547         390,738
  Selling and marketing                         2,793,067       2,307,308
  General and administrative                    2,058,222       1,570,845
                                             ------------    ------------

    Total operating expenses                    5,205,836       4,268,891
                                             ------------    ------------
    Loss from operations                       (3,152,315)     (2,429,602)
                                             ------------    ------------

Other (income) expense, net
Loss from fair value adjustment on
  warrant liability                               770,421              --
Interest expense, non-cash                         96,076       1,304,952
Interest expense, net, cash-based                  16,915         101,306
                                             ------------    ------------
    Total other expense                           883,412       1,406,258
                                             ------------    ------------

Net loss                                       (4,035,727)     (3,835,860)
                                             ------------    ------------
Less preferred stock cash dividends              (149,188)             --
Less preferred stock non-cash dividends          (154,991)             --
                                             ------------    ------------
Net loss applicable to common stockholders   $ (4,339,906)   $ (3,835,860)
                                             ============    ============
  Basic and diluted net loss per share       $      (0.22)   $      (0.21)
                                             ============    ============

  Basic and diluted weighted average
  common shares outstanding                    19,445,950      18,573,024
                                             ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

DIOMED HOLDINGS, INC.
Unaudited Consolidated Statements of Cash Flows

                                                             Three Months Ended March 31,
                                                             ----------------------------
                                                                 2006             2005
                                                             ------------    ------------
Cash Flows from Operating Activities:
   Net loss                                                  $ (4,035,727)   $ (3,835,860)
   Adjustments to reconcile net loss
     to net cash used in operating activities:
      Depreciation and amortization                               197,263         213,606
      Amortization of EVLT(R) discount                              4,902          23,567
      Non-cash interest expense                                    96,076       1,304,952
      Accretion of discount on marketable securities              (68,307)             --
      Amortization of deferred financing costs                     24,243              --
      Fair value of stock options                                 188,140          20,263
      Loss from fair value adjustment on warrant liability        770,421              --
      Changes in operating assets
       and liabilities:
         Accounts receivable                                      118,820        (306,451)
         Inventories                                             (311,633)       (155,940)
         Prepaid expenses and other current assets               (186,718)       (208,306)
         Deposits                                                      --           8,980
         Accounts payable                                        (555,943)        175,155
         Accrued expenses and deferred revenue                    128,074        (100,528)
                                                             ------------    ------------
Net cash used in operating activities                          (3,630,389)     (2,860,562)
                                                             ------------    ------------

Cash Flows from Investing Activities:
      Purchases of property and equipment                        (282,171)        (70,232)
      Purchase of available for sale securities                  (195,280)             --
      Proceeds from maturities of available for
        sale securities                                         1,700,000              --
                                                             ------------    ------------
Net cash provided by (used in) investing activities             1,222,549         (70,232)
                                                             ------------    ------------

Cash Flows from Financing Activities:
      Payments on bank borrowings                                  (9,286)             --
      Payments on EVLT(R) purchase obligation                    (250,000)       (250,000)
      Proceeds from exercise of warrants                               --         404,903
      Payments on capital lease obligations                          (658)        (22,318)
                                                             ------------    ------------
Net cash provided by (used in) financing activities              (259,944)        132,585
                                                             ------------    ------------

Effect of Exchange Rate Changes                                       341         (75,688)
                                                             ------------    ------------

Net Decrease in Cash and Cash Equivalents                      (2,667,443)     (2,873,897)

Cash and Cash Equivalents, beginning of period                  9,562,087      14,436,053
                                                             ------------    ------------

Cash and Cash Equivalents, end of period                     $  6,894,644    $ 11,562,156
                                                             ============    ============

Supplemental Disclosure of Cash Flow Information:
   Cash paid for interest                                    $     83,965    $     56,177
                                                             ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)


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

(2) BASIS OF PRESENTATION

In the opinion of management, these unaudited consolidated financial statements contain all adjustments considered normal and recurring and necessary for their fair presentation. Interim results are not necessarily indicative of results to be expected for the year. These interim financial statements have been prepared in accordance with the instructions for Form 10-QSB, and therefore, do not include all information and footnotes necessary for a complete presentation of operations, financial position, and cash flows of the Company in conformity with accounting principles generally accepted in the United States. The Company filed with the Securities and Exchange Commission its 2005 annual report on Form 10-KSB/A on April 13, 2006, which included audited consolidated financial statements for the year ended December 31, 2005, and included information and footnotes necessary for such presentation. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our annual report on Form 10-KSB/A for the year ended December 31, 2005.

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our Annual Report on Form 10-KSB/A for the year ended December 31, 2005 includes a comprehensive summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. The application of these policies has a significant impact on our reported results. In addition, the application of some of these policies depends on management's judgment, with financial reporting results relying on estimations and assumptions about the effect of matters that are inherently uncertain. For all of these policies, management cautions that future events rarely develop exactly as forecast and the best estimates routinely require adjustment.

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

(a) INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out) or market. Work-in-progress and finished goods consist of materials, labor and manufacturing overhead. Inventories consist of the following:

                                     March 31,         December 31,
                                       2006                2005
                                    ----------         ------------
Raw Materials                       $1,130,372         $  1,415,546
Work-in-Process                      1,036,757              674,010
Finished Goods                       1,204,390              970,330
                                    ----------         ------------
                                    $3,371,519         $  3,059,886
                                    ==========         ============
(b) DEFERRED REVENUE

Deferred revenue at March 31, 2006 was as follows:

                                     March 31,
                                       2006
                                    ----------
Beginning balance                   $  402,317
Additions                               77,078
Revenue/release                        (83,898)
                                    ----------
Ending balance                      $  395,497
                                    ==========

(c) ACCOUNTING FOR STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted Statement No. 123R, Share-Based Payment ("SFAS 123R"), which requires companies to measure and recognize compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. SFAS 123R is being applied on the modified prospective basis. Prior to the adoption of SFAS 123R, the Company accounted for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, as provided by SFAS 123. Accounting for Stock based compensation ("SFAS 123") and accordingly, recognized no compensation expense related to the stock-based plans as stock options granted to employees and directors were equal to the fair market value of the underlying stock at the date of grant. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to SFAS 123R. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

Under the modified prospective approach, SFAS 123R applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized for the first quarter of fiscal 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested on, January 1, 2006, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Prior periods were not restated to reflect the impact of adopting the new standard. During the period ended March 31, 2006, the Company recorded $171,000 in non-cash charges for the implementation of SFAS 123R. As of March 31, 2006, there was approximately $1,333,000 of total unrecognized compensation costs related to unvested options. That cost is expected to be recognized over a weighted average period of 2.29 years.

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

The following table illustrates the effect on net loss and net loss per share had the Company accounted for stock-based compensation in accordance with SFAS 123R:

                                                         Three Months Ended
                                                           March 31, 2005
                                                         ------------------
Net loss applicable to common
   stockholders as reported:                             $       (3,835,860)
Deduct: total stock-based employee compensation
        expense determined under the fair value-based
        method for all awards, net of tax                          (408,325)
                                                         ------------------
   Pro forma net loss                                    $       (4,244,185)
                                                         ==================
   Loss per share:
        Basic and diluted - as reported                  $            (0.21)
                                                         ==================
        Basic and diluted - pro forma                    $            (0.23)
                                                         ==================

The weighted average grant date fair value of options granted during the three months ended March 31, 2006 was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 87.44%, expected term of 5.71 years, risk-free interest rate of 4.32%, and expected dividend yield of 0%. Expected volatility is based on an average of the historical volatility of the Company's stock and peer company volatility. The average expected life was calculated using the simplified method under SAB 107. The risk-free rate is based on the rate of U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of option grants. The Company uses historical data to estimate pre-vesting forfeiture rates.

(d) COMPREHENSIVE INCOME

SFAS No. 130, Reporting Comprehensive Income, requires disclosure of all components of comprehensive income (loss). Comprehensive income is defined as the change in stockholders' equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For all periods presented, comprehensive loss consists of the Company's net loss, changes in the cumulative translation adjustment account, and unrealized gains
(loss) on marketable securities. Comprehensive net loss for all periods presented is as follows:

                                          Three Months Ended March 31,
                                          ----------------------------
                                              2006            2005
                                          ------------    ------------
Net loss                                  $ (4,035,727)   $ (3,835,860)
Unrealized holding loss on
     marketable securities,
     net of related tax effects                   (200)             --
Foreign currency translation adjustment         38,621        (137,796)
                                          ------------    ------------
Comprehensive loss                        $ (3,997,306)   $ (3,973,656)
                                          ============    ============

(e) SHORT TERM INVESTMENTS

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

Marketable securities included in cash and cash equivalents and short term investments, at March 31, 2006, all of which mature within one year, consist of the following:

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

                                                      Unrealized    Unrealized
                        Amortized Cost   Fair Value      Gains        Losses
                        --------------   ----------   ----------    ----------
Money Market Funds      $    3,162,208   $3,162,208   $       --    $       --
Commercial Paper             3,202,651    3,202,561           --           (90)
U.S. Agency Notes            1,494,925    1,495,111          186            --
                        --------------   ----------   ----------    ----------
                        $    7,859,784   $7,859,880   $      186    $      (90)
                        ==============   ==========   ==========    ==========

As Reported:                                          Unrealized    Unrealized
                        Amortized Cost   Fair Value      Gains        Losses
                        --------------   ----------   ----------    ----------
Cash and Cash
   Equivalents          $    5,769,557   $5,769,911   $      354    $       --
Marketable Securities        2,090,227    2,089,969           --          (258)
                        --------------   ----------   ----------    ----------
                        $    7,859,784   $7,859,880   $      354    $     (258)
                        ==============   ==========   ==========    ==========

Net unrealized gains (losses) for the three months ended March 31, 2006 totaled $96. The unrealized losses were caused by increasing market interest rates. Based on the scheduled maturities of these marketable securities and our intent and ability to hold these securities until maturity, we have concluded that these unrealized losses are not other-than-temporary. There were no realized gains or losses in the same period of 2005.

(f) NET LOSS PER SHARE

Net loss per share is computed based on the guidance of SFAS No. 128, Earnings per Share. SFAS No. 128 requires companies to report both basic loss per share, which is based on the weighted average number of common shares outstanding, and diluted loss per share, which is based on the weighted average number of common shares outstanding and the dilutive potential common shares outstanding using the treasury stock method. The calculation of net loss applicable to common stockholders for the three month period ended March 31, 2006 includes $154,991 in non-cash preferred stock dividends accreted for future increasing rate dividends and $149,188 of preferred stock cash dividends earned during the period related to the September 30, 2005 private placement.

As a result of the losses incurred by the Company for the three month periods ended March 31, 2006 and 2005, respectively, all potential common shares were antidilutive and were excluded from the diluted net loss per share calculations. The following table summarizes securities outstanding as of each of the periods, which were not included in the calculation of diluted net loss per share since their inclusion would be antidilutive.

                              Three Months
                            Ended March 31,
                        =====================
                           2006        2005
                        ---------   ---------
Common Stock Options    2,416,487   1,692,347
                        =========   =========

Common Stock Warrants   5,196,775   2,798,452
                        =========   =========

Convertible Debt        1,620,961   1,620,961
                        =========   =========

(4) LINE OF CREDIT ARRANGEMENTS

Diomed, Ltd., the Company's United Kingdom-based subsidiary, utilizes an overdraft facility as well as an accounts receivable line of credit with Barclays Bank, limited to the lesser of (GBP)100,000 or 80% of eligible accounts receivable ($136,472 at March 31, 2006). The credit line bears interest at a rate of 2.5% above Barclays' base rate (4.5% at March 31, 2006) and borrowings are due upon collection of receivables from customers. As security for the line of credit, Barclay's Bank has a lien on all of the assets of Diomed Ltd., excluding certain intellectual property. As of March 31, 2006, there was $44,638 outstanding and at March 31, 2005, there was no amount outstanding under this line of credit.

                             DIOMED HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

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

The exercise price and vesting are determined by the Board of Directors at the date of grant. Options generally vest over two to four years, and expire 10 years after the date of grant. Incentive stock options under the plans are granted at not less than fair market value per share of Common Stock on the date of grant, or 110% of fair market value for any stockholder who holds more than 10% of the total combined voting power of all classes of stock of the Company. The Company plans on settling any exercised employee stock options by issuing authorized but unissued shares.

As of March 31, 2006, 819,394 options and other incentive stock awards were available for future grants under the 2003 Omnibus Plan. In addition, 4,542 options were available under the 2001 Plan as of March 31, 2006.

A summary of stock option activity is as follows:


                                                                      Weighted
                                    Range of        Number of         Average
                                 Exercise Price      Shares        Exercise Price
                                 --------------   -------------    --------------
Outstanding, December 31, 2005   $2.00 -$205.75       1,733,398    $         6.01
  Granted                         1.98 -   2.24         689,250              2.23
  Forfeited                       5.00 - 100.00          (6,161)            18.82
                                 --------------   -------------    --------------

Outstanding, March 31, 2006       $1.98-$205.75       2,416,487    $         4.87
                                 ==============   =============    ==============

Exercisable, March 31, 2006       $1.98-$205.75       1,720,636    $         5.88
                                 ==============   =============    ==============

The following table summarizes currently outstanding and exercisable options as of March 31, 2006.

                                            OUTSTANDING                       EXERCISABLE
                                 ----------------------------------   -----------------------------
                                                   Weighted Average                Weighted Average
 Exercise Price       Shares     Remaining Life*    Exercise Price      Shares      Exercise Price
------------------   ---------   ---------------   ----------------   ---------    ----------------
$ 1.98  -    $4.75   1,680,593              9.04   $           3.22     989,742    $           3.83
  4.76  -    11.50     706,691              7.76               5.53     701,691                5.53
 11.51  -    50.00      16,256              5.38              35.82      16,256               35.82
 50.01  -    88.00         814              5.18              61.39         814               61.39
$88.01  -  $205.75      12,133              1.76             149.10      12,133              149.10
                     ---------                     ----------------   ---------    ----------------
                     2,416,487                     $           4.87   1,720,636    $           5.88
                     =========                     ================   =========    ================

* Weighted average remaining contractual life (in years).

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

There were no stock options exercised during the period ended March 31, 2006.

(b) A summary of warrant activity is as follows:

                                                                                     Weighted Average
                                                                                        Remaining
                                    Range of        Number of     Weighted Average      Contractual
                                 Exercise Price      Shares        Exercise Price     Life (In Years)
                                 --------------   -------------   ----------------   ----------------
Outstanding, December 31, 2005   $0.025 - $2.90       5,196,775   $           2.35               4.00
                                 ==============   =============   ================   ================
Granted                                      --              --                 --                 --
Forfeited                                    --              --                 --                 --
                                 --------------   -------------   ----------------   ----------------
Outstanding, March 31, 2006      $0.025- $87.50       5,196,775   $           2.35               3.70
                                 ==============   =============   ================   ================
Exercisable March 31, 2006       $0.025 - $2.90       4,896,775   $           2.35               3.70
                                 ==============   =============   ================   ================

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

                                         Three Month Period Ended
                                               March 31,
                                       ---------------------------
                                          2006              2005
                                       ----------       ----------
 Laser systems                         $1,769,553       $2,117,401
 Fibers, accessories, and service       2,806,599        2,014,849
                                       ----------       ----------
 Total                                 $4,576,152       $4,132,250
                                       ==========       ==========

The following table represents percentage of revenues and long-lived assets by geographic destination:

                        % of Revenue               Long-lived Assets
                ----------------------------    -------------------------
                Three Months Ended March 31,
                ----------------------------     March 31,   December 31,
                   2006            2005            2006          2005
                ------------    ------------    ----------   ------------
United States             74%             75%   $5,861,862   $  5,930,287
Asia/Pacific               5%             10%           --             --
Europe                    14%             10%      397,198        339,141
Other                      7%              5%           --             --
                ------------    ------------    ----------   ------------
Total                    100%            100%   $6,259,060   $  6,269,428
                ============    ============    ==========   ============

(7) COMMITMENTS AND CONTINGENCIES

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

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

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

This section contains forward-looking statements, which involve known and unknown risks and uncertainties. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as "may," "will," "should," "potential," "expects," "anticipates," "intends," "plans," "believes" and similar expressions. These statements are based on our current beliefs, expectations and assumptions and are subject to a number of risks and uncertainties. Our actual results could differ materially from those discussed in these statements. Our 2005 Annual Report on Form SEC 10-KSB/A (the "Annual Report") contains a discussion of certain of the risks and uncertainties that affect our business. We refer you to the "Risk Factors" on pages 23 through 38 of the Annual Report for a discussion of certain risks, including those relating to our business as a medical device company without a significant operating record and with operating losses, our risks relating to the commercialization of our current and future products and applications, and risks relating to our common stock and its market value.

In view of our relatively limited operating history, we have limited experience forecasting our revenues and operating costs. Therefore, we believe that period-to-period comparisons of financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. To date, the Company has incurred substantial costs to create or acquire our products. As of March 31, 2006, we had an accumulated deficit of approximately $85 million including $17.3 million in non-cash interest expense, $613,000 related to the adjustment of the market value for the warrant liability, and $171,000 in SFAS 123R compensation expense. We may continue to incur operating losses due to spending on research and development programs, clinical trials, regulatory activities, and sales, marketing and administrative activities. This spending may not correspond with any meaningful increases in revenues in the near term, if at all. As such, these costs may result in losses until such time as the Company generates sufficient revenue to offset such costs.

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

EVLT(R) was a primary source of revenue in the first three months of 2006, and will continue to be our primary source of revenue in 2006. We believe that EVLT(R) will achieve a high level of commercial acceptance due to its relative short recovery period, immediate return to the patient's normal routine barring vigorous physical activities, reduced pain and minimal scarring, and reduced costs compared to other treatments for varicose veins. We developed our EVLT(R) product line as a complete clinical solution and marketing model, including a laser, disposable kit, clinical training and customized marketing programs, to assist office-based and hospital-based physicians in responding to the growing demand for treatment of varicose veins in a minimally invasive manner. We have also published a health insurance reimbursement guide to assist physicians in the reimbursement submission process. We believe that these attributes, in addition to EVLT(R)'s superior clinical trial results provide EVLT(R) with a competitive advantage over competing traditional and minimally invasive varicose vein treatment products.

We expect that as the number of EVLT(R) procedures increases, so will our sales of associated disposable items. We believe that the U.S. represents the single largest market for EVLT(R). We target our sales and marketing efforts at private physician practices, hospitals, and clinics and focus on specialists in vascular surgery, interventional radiology, general surgery, interventional cardiology, phlebology, gynecology and dermatology.

We primarily use a direct sales force to market our products in the United States and in select markets internationally, we also utilize a network of more than 30 distributors to market our products abroad. In August 2005, we entered into a three year agreement with Luminetx, Inc. to acquire exclusive distribution rights to the VeinViewer(TM) Imaging System for the sclerotherapy, phlebectomy and varicose vein treatment markets in the United States and United Kingdom. The VeinViewer(TM) became commercially available in April 2006.

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

Our management team focuses on developing and marketing solutions that address serious medical problems that have significant markets. Our determinations are based upon the number of procedures that may be conducted in a market and projections of the associated revenue. Currently, EVLT(R) applications fall within this guideline, and we believe that photodynamic therapy may have the potential to do so at some time in the future. However, EVLT(R), and not PDT, is the emphasis of our current business plan. Although we have continued to focus on the development and growth of EVLT(R) sales both domestically and internationally, we will continue to support the development and approval of new applications for PDT products and the development of enhancements to our products in order to further improve their quality, effectiveness and manufacturability

(2) RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2005

REVENUE

Diomed delivered revenue for the three months ended March 31, 2006 of $4,576,000, increasing approximately $444,000, or 11%, from $4,132,000 for the same period in 2005. Revenue from the EVLT(R) product line increased 13% over the same period last year, including growth of 43% in disposable procedure product revenue, demonstrating the continued and growing acceptance of EVLT(R) by the medical community and patients alike.

In the three months ended March 31, 2006, approximately $1,770,000, or 39%, of our total revenue was derived from laser sales, as compared to approximately $2,117,000, or 51%, in the same period in 2005. In the three months ended March 31, 2006, approximately $2,807,000, or 61%, of our total revenues were derived from sales of disposable fibers and kits, accessories and service, as compared to approximately $2,015,000, or 49%, in the same period in 2005. We expect the proportion of revenue derived from disposables to increase as we establish a larger base of installed lasers and the number of EVLT(R) procedures performed grows.

The increase in revenue is attributable primarily to:

      -     increased penetration in the EVLT(R)market,

      - the compounding impact of the recurring revenue stream from disposable sales to both new and existing customers,

      - the impact of increased acceptance of the EVLT(R)procedure and expanded reimbursement coverage by health care insurers.

COST OF REVENUE AND GROSS PROFIT

Cost of revenue for the three months ended March 31, 2006 was $2,523,000, increasing approximately $230,000, or 10%, from $2,293,000 for the three months ended March 31, 2005. The increase in cost of revenue in 2006 was driven by the corresponding increase in the number of disposable products sold, offset, on a percentage of sales basis, by the leverage of fixed manufacturing costs across a greater number of units, and improved materials costs.

Gross profit for the three months ended March 31, 2006 was $2,054,000, increasing approximately $214,000 from $1,839,000 from the three months ended March 31, 2005. On a percent-of-sales-basis, the gross profit of 45% was comparable with the gross margin in the prior year. The increase in gross profit dollars in 2006 was driven by incremental sales volume, as well as improvements in material costs. The Company believes that gross profit as a percentage of sales may reach 60% assuming increases in sales volume that may occur after completion of the patent litigation.

OPERATING EXPENSES

RESEARCH AND DEVELOPMENT EXPENSES for the three months ended March 31, 2006 of $355,000, decreased by $36,000, or 9%, from the three months ended March 31, 2005 as work on our Delta laser platform was completed. We expect R&D expenditures to remain at approximately the same level as we continue to drive product functionality, cost improvements, and other enhancements.

SELLING AND MARKETING EXPENSES for the three months ended March 31, 2006 of $2,793,000, increased $486,000, or 21%, over the three months ended March 31, 2005. The increase from the three months ended March 31, 2005 was driven by a continued expansion in the size of our sales force of $234,000, primarily related to salaries and SFAS 123R stock based compensation costs, and $165,000 for trade shows and marketing programs to support the sales efforts to drive the growing commercialization of EVLT(R). We anticipate continued increased expenses resulting from the larger sales organization and increased commissions due to expected increases in volume.

GENERAL AND ADMINISTRATIVE EXPENSES for the three months ended March 31, 2006 of $2,058,000, increased $487,000, or 31%, from the three months ended March 31, 2005. The increase was primarily attributable to incremental legal fees of $377,000 and stock based compensation costs of $113,000. Legal costs included the cost of '777 patent infringement litigation against four competitors we commenced during 2004, as well as continuing costs of litigation against Vascular Solutions in trade secrets suit litigation commenced by the Company in the fourth quarter of 2003. We anticipate general and administrative expenses to remain at this elevated level as we continue to incur legal fees in connection with our intellectual property '777 patent infringement actions lawsuits, some of which we expect to proceed to trial during 2006, as well as defense costs pertaining to the patent infringement action initiated by VNUS in July 2005 and the declaratory judgment patent litigation commenced by AngioDynamics in January 2006. We also expect SFAS 123R stock based compensation costs to remain at this level as we amortize the fair value expense associated with stock options issued to employees and directors equally over the vesting period.

LOSS FROM OPERATIONS

As a result of the factors outlined above, the loss from operations for the three months ended March 31, 2006 was $3,152,000, increasing $723,000 from $2,430,000 for the three months ended March 31, 2005, as the expansion of our sales and marketing efforts during the quarter drove incremental revenue, which was offset by the increased legal costs in asserting our intellectual property rights and the growth of our North American sales force.

OTHER (INCOME) EXPENSE, NET

Other expense, net for the three months ended March 31, 2006 was $883,000, compared to $1,406,000 for the three months ended March 31, 2005. Interest expense of $113,000 in the three months ended March 31, 2006 included non-cash charges totaling $96,000 for the amortization of the debt discount related to debt issued in the September 28, 2004 equity and debt financing. For three months ended March 31, 2005, interest expense of $1,406,000 included non-cash interest of $1,305,000 related to amortization and acceleration of the debt discounts recorded in the September 28, 2004 equity and debt financing.

Loss from the fair value adjustment on warrant liability for the three months ended March 31, 2006 was $770,000, after giving effect to the change in market value of the warrants issued in the private placement financing completed on September 30, 2005. The Company valued the 1,800,000 warrants using the Black-Scholes model at March 31, 2006.

The Company will continue to revalue the 1,800,000 warrants in each reporting period based on the Company's stock price, and any subsequent changes in the fair value will be included as non-cash and non-operating gains or losses from the fair value adjustment on warrant liability for as long as the warrants are outstanding. The Company will recognize charges when the market value of the stock appreciates and income from the change in the fair value of the warrant liability when the market value of the Company's stock declines. These warrants were not outstanding in the three month period ended March 31, 2005 and therefore there was no gain or loss related to the fair value liability in the same period 2005.

NET LOSS

Net loss for the three months ended March 31, 2006 was $4,036,000 compared to $3,836,000 for three months ended March 31, 2005. The change in net loss resulted from the expansion of our sales and marketing efforts during three months ended March 31, 2006 which drove incremental revenue, resulting in increased gross margin, and was offset by the increased legal costs and a $770,000 non-cash, non-operating loss from the fair value adjustment on warrant liability entered into on September 30, 2005. Net loss for the three months ended March 31, 2006 also includes $171,000 in non-cash charges for the implementation of SFAS 123R for the fair value of stock options issued to employees and directors. This expense has been allocated between Selling, General and Administrative and Cost of Sales departmental expenses.

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS

Net loss applicable to common stockholders for the three months ended March 31, 2006 was $4,340,000, or $0.22 per share, compared to $3,836,000, or $0.21 per share, for the three months ended March 31, 2005. We agreed to pay cash dividends to holders of the preferred stock on an ongoing basis at 6% for the first 18 months, 10% for months 19 to 24, and 15% thereafter for as long as the preferred stock is outstanding, although these dividends will not accrue on any days where the volume weighted average price of the common stock for the 30 prior trading days equals or exceeds $6.25 (subject to adjustment for stock splits, stock dividends and similar events). These cash dividends amounted to $149,000 during the three months ended March 31, 2006. In addition, because the dividend percentage is considered below market for accounting purposes, we will continue to record an incremental non-cash dividend as an increase to the carrying value of the preferred stock to reflect an effective interest rate of 16.5%. As a result, in the three months ended March 31, 2006, we recorded $155,000 of non-cash preferred stock dividend.

(3) LIQUIDITY, CAPITAL RESOURCES AND CAPITAL TRANSACTIONS

CASH POSITION AND CASH FLOW

The Company has financed its operations primarily through private placements of common stock and preferred stock, and private placements of convertible notes and short-term notes and credit arrangements. The Company had cash and short-term investment balances of approximately $8,985,000 and $13,129,000 at March 31, 2006 and December 31, 2005, respectively.

CASH USED IN OPERATIONS

Cash used in operations for the three months ended March 31, 2006 was $3,630,000. The cash used in operations reflects the net loss of $4,036,000, reduced by $770,000 for non-cash, non-operating loss from the fair value adjustment on warrant liability, $777,000 in legal fees incurred in asserting our EVLT(R) patent, and $188,000 for stock based compensation, offset by working capital.

CASH PROVIDED BY INVESTING

Cash provided by investing activities for the three months ended March 31, 2006 was approximately $1,223,000, including purchases of available-for-sale securities of $195,000, proceeds from maturities of available-for-sale securities of $1,700,000, and computer and demonstration equipment of $282,000.

CASH USED IN FINANCING

Cash used in financing activities for the three months ended March 31, 2006 was $260,000; primarily consisting of $250,000 for the final EVLT(R) technology acquisition obligation.

BANK LINES OF CREDIT

Diomed, Ltd., the Company's United Kingdom-based subsidiary, utilizes an overdraft facility as well as an accounts receivable line of credit with Barclays Bank, limited to the lesser of (GBP)100,000 or 80% of eligible accounts receivable ($136,472 at March 31, 2006). The credit line bears interest at a rate of 2.5% above Barclays' base rate (4.5% at March 31, 2006) and borrowings are due upon collection of receivables from customers. As security for the line of credit, Barclay's Bank has a lien on all of the assets of Diomed Ltd., excluding certain intellectual property. As of March 31, 2006, there was $44,638 outstanding and at March 31, 2005, there was no amount outstanding under this line of credit.

FUTURE AVAILABILITY OF CREDIT

As March 31, 2006, other than the security under the Barclays Bank line of credit, our assets were not the subject to any liens or encumbrances. Therefore these unencumbered assets may be available as security for credit facilities we may seek in the future. However, under the terms of the convertible debentures that we issued on October 25, 2004, we agreed that, so long as at least 10% of the original principal amount of any debenture was outstanding, we would not incur indebtedness or create a lien that is senior to or having an equal priority with our obligations under the debentures, except for purchase money security interests and otherwise to the extent that we do so in the ordinary course of our business. As of March 31, 2006, the three investors who purchased debentures continued to hold debentures of at least 10% of the original principal amount. The terms of our preferred stock financing preclude us from issuing debt obligations without prior approval of 51% of the preferred stock outstanding, except for a credit facility of up to $1 million that is secured by accounts receivable.


COMMITMENT FOR LUMINETX INVESTMENT

On August 5, 2005, we entered into a distribution agreement with Luminetx, pursuant to which Luminetx appointed us a distributor and granted us the exclusive right to distribute and sell the Luminetx patented biomedical imaging system known as the VeinViewer(TM) Imaging System for physicians who perform sclerotherapy, phlebectomies or varicose vein treatments, in the United States and the United Kingdom Luminetx agreed to sell us a certain minimum number of VeinViewer(TM) systems for distribution at specified prices during the term of our distribution agreement. We also agreed to loan $1 million to Luminetx under the distribution agreement. We loaned $500,000 to Luminetx on August 5, 2005 as specified in our distribution agreement. We later converted our $500,000 loan to Luminetx into 250,000 shares of Luminetx preferred stock, convertible into common stock on a share-for-share basis, and warrants to purchase 50,000 shares of Luminetx common stock at $2.00 per share, exercisable for five years, as part of an $11 million private placement financing that Luminetx announced on November 4, 2005. We will invest the remaining $500,000 of our loan commitment to Luminetx for preferred stock and warrants on the same terms. We will make this investment when Luminetx satisfies the conditions precedent to funding our commitment, which we expect to occur during the second quarter of 2006.

(4) CRITICAL ACCOUNTING POLICIES

In the opinion of management, these unaudited consolidated financial statements contain all adjustments considered normal and recurring and necessary for their fair presentation. Interim results are not necessarily indicative of results to be expected for the year. These interim financial statements have been prepared in accordance with the instructions for Form 10-QSB, and therefore, do not include all information and footnotes necessary for a complete presentation of operations, financial position, and cash flows of the Company in conformity with accounting principles generally accepted in the United States. The Company filed its 2005 Annual Report on Form 10-KSB/A with the Securities and Exchange Commission on April 13, 2006, which included audited consolidated financial statements for the year ended December 31, 2005, and included information and footnotes necessary for such presentation. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our annual report on Form 10-KSB/A for the year ended December 31, 2005.

Our discussion and analysis of the Company's financial condition, results of operations, and cash flows are based on the Company's consolidated financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We have chosen accounting policies we believe are appropriate to report accurately and fairly our operating results and financial position, and we apply those accounting policies in a consistent manner. As discussed in Item 6, "Management's Discussion and Analysis of Financial Condition or Plan of Operation" of the Company's Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2005, we consider certain policies to be the most critical in the preparation of our consolidated financial statements because they involve the most difficult, or subjective judgments about the effect of matters that are inherently uncertain. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. In connection with the adoption of SFAS 123R as of the beginning of the Company's first quarter of fiscal year 2006, we have added "Stock-Based Compensation" as a critical accounting policy.

Stock Based Compensation

We maintain stock-based incentive plans, under which we provide stock incentives to employees and directors. We grant options to employees and directors to purchase common stock at an option price equal to the market value of the stock at the date of grant. Prior to the effective date of SFAS 123R, we applied APB 25, and related interpretations, for our stock option grants. APB 25 provides that the compensation expense relative to our stock options is measured based on the intrinsic value of the stock option at date of grant.

Effective the beginning of the first quarter of fiscal year 2006, we adopted the provisions of SFAS 123R using the modified prospective transition method. Under this method, prior periods are not restated. We use the Black-Scholes option pricing model which requires extensive use of accounting judgment and financial estimates, including estimates of the expected term participants will retain their vested stock options before exercising them, the estimated volatility of our common stock price over the expected term, and the number of options that will be forfeited prior to the completion of their vesting requirements. Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and consequently, the related amounts recognized in the Consolidated Statements of Operations. The provisions of SFAS 123R apply to new stock options and stock options outstanding, but not yet vested, on the date we adopted SFAS 123R. Stock-based compensation expense was included in applicable departmental expense categories in the Consolidated Statements of Operations.

(5) RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151 ("SFAS 151"), Inventory Costs. SFAS 151 amends Accounting Research Bulletin No. 43 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling and spoilage. The statement also requires that the allocation of fixed production overheads to inventory be based on normal production capacity. We adopted the standard as of January 1, 2006. The adoption did not have an impact on our consolidated financial statements.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

The Company's principal executive officer and its principal financial officer have carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a -15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2006 and have concluded that, as of such date, the Company's disclosure controls and procedures in place are operating effectively to ensure material information and other information requiring disclosure is identified and communicated on a timely basis.

(b) Changes in internal control over financial reporting.

During the period covered by this report, there have been no significant changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

'777 Patent Litigation

On January 6, 2004, we filed a lawsuit in the United States District Court for the District of Massachusetts against AngioDynamics, Inc. seeking injunctive relief and damages for infringement of our U.S. Patent No. 6,398,777 (the "`777 patent"), which covers the endovascular laser treatment of varicose veins which we use in our EVLT(R) product line, the exclusive rights to which we acquired on September 3, 2003. AngioDynamics has generally denied our allegations and has sought a declaratory judgment of invalidity of the '777 patent. AngioDynamics has also added certain counterclaims against us, including antitrust violations, patent misuse and other allegations, all arising from our obtaining and seeking to enforce the '777 patent. The court has bifurcated the case, so that those counterclaims will not be litigated until we resolve our patent infringement claims against AngioDynamics.

On March 4, 2004, we filed a lawsuit against Vascular Solutions Inc. in the United States District Court for the District of Massachusetts seeking injunctive relief and damages for infringement of the `777 patent. This lawsuit was the second of the two suits that we filed against Vascular Solutions.

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

On December 21, 2005, we moved for summary judgment that the `777 patent is valid, enforcable, and infringed by both Vascular Solutions and AngioDynamics. On the same date, AngioDynamics and Vascular Solutions moved for summary judgment of noninfringement The court has scheduled a hearing for June 1, 2006 to hear the parties' respective motions.

On April 2, 2004, we filed a lawsuit in the same court against Total Vein Solutions, LLC, seeking injunctive relief and damages for infringement of the '777 patent covering the endovascular laser treatment of varicose veins which we use in our EVLT(R) product line. On May 21, 2004, Total Vein Solutions answered the complaint, generally denying our allegations and counterclaiming for declaratory judgment of non-infringement and invalidity of the EVLT(R) patent. We are in the discovery phase of this litigation.

On October 14, 2004, we filed a lawsuit in the same court against New Star Lasers, Inc., d/b/a Cooltouch, Inc., seeking injunctive relief and damages for infringement of the '777 patent covering the endovascular laser treatment of varicose veins which we use in our EVLT(R) product line. On December 3, 2004, CoolTouch answered the complaint, generally denying our allegations and counterclaiming for declaratory judgment of non-infringement and invalidity of the EVLT(R) patent. We are in the discovery phase of this litigation.

VNUS Technologies Litigation

On July 21, 2005, a lawsuit was filed against us in the United States District Court for the Northern District of California by VNUS Medical Technologies, Inc., alleging infringement of U.S. patents Nos. 6,258,084, 6,638,273, 6,752,803 and 6,769,433. The complaint was served on us on July 27, 2005. On September 15, 2005, we filed an answer denying the allegations of infringement, and counterclaiming against VNUS for a declaration that none of the patents are infringed and that they are all invalid. On October 12, 2005, VNUS served an amended complaint adding two additional parties, AngioDynamics and Vascular Solutions, as defendants. On October 31, 2005, we filed an answer to the amended complaint again denying the allegations of infringement, and counterclaiming against VNUS for a declaration that none of the patents are infringed, that all of the patents are invalid and that two of VNUS' patents are unenforceable for inequitable conduct. We are now proceeding with the discovery phase of this litigation. A claim construction hearing is scheduled for November of 2006. We intend to continue to defend against the allegations against us in this case.

Misappropriation Litigation vs. Vascular Solutions

On December 12, 2003, we filed a lawsuit in the United States District Court for the District of Massachusetts seeking injunctive and other relief against Vascular Solutions and one of its executives. We allege, among other things, that Vascular Solutions and the executive misappropriated our trade secrets and then improperly used that information to develop and market laser accessory products. We also seek to redress what we allege to be the willful and deceptive manner in which Vascular Solutions has been marketing its laser accessory products by, among other things:

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

On March 3, 2006, the court referred the parties to nonbinding mediation, which is scheduled to take place on May 24, 2006.

'971 and '976 Patent Declaratory Judgment Litigation

On January 3, 2006, AngioDynamics filed a lawsuit against us in the U.S. District Court for the District of Delaware, seeking a declaratory judgment that the claims of our U.S. Patent Number 6,981,971 (the "'971 patent"), for an introducer sheath/optical fiber arrangement that may be used in the endovascular laser treatment of varicose veins, are invalid, unenforceable and not infringed by AngioDynamics. The '971 patent was issued by the U.S. Patent and Trademark Office on January 3, 2006, the same day AngioDynamics filed the lawsuit. On January 17, 2006, AngioDynamics filed an Amended Complaint seeking a declaratory judgment with respect to our U.S. Patent Number 6,986,766 (the "'766 patent"). The '766 patent relates to methods of using an introducer sheath/optical fiber arrangement in the endovascular laser treatment of varicose veins. We filed a motion to dismiss AngioDynamics' declaratory judgment action in its entirety, based primarily on lack of declaratory judgment jurisdiction. We also assert in our motion to dismiss that the court should dismiss the action in its discretion, and because AngioDynamics' complaint contains a number of deficiencies which we believe warrant dismissal. That motion is pending.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

31.1 Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

During the fiscal quarter ended March 31, 2006, we filed with the Securities and Exchange Commission Current Reports on Form 8-K as follows:

On January 6, 2006, we filed a Current Report on Form 8-K, disclosing that on January 3, 2006, Angiodynamics, Inc. filed a lawsuit against Diomed Holdings, Inc. in the U.S. Federal District Court for the District of Delaware, seeking a declaratory judgment that the claims of our U.S. Patent Number 6,981,971 are invalid, unenforceable and not infringed by AngioDynamics. See "Legal Proceedings," above, for further information.

On February 3, 2006, we filed a Current Report on Form 8-K, disclosing that on January 17, 2006, AngioDynamics amended its lawsuit by seeking a declaratory judgment with respect to our U.S. Patent Number 6,986,766 in addition to U.S. Patent Number 6,981,971, the subject of Angiodynamic's January 3, 2006 lawsuit, and that on January 31, 2006, we filed a motion to dismiss AngioDynamics' declaratory judgment action in its entirety. See "Legal Proceedings," above, for further information.

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

                  Date:   May 12, 2006



                  By: /s/ DAVID B. SWANK
                  ----------------------------------------
                  Name:   David B. Swank
                  Title:  Chief Financial Officer, Director

                  Date:   May 12, 2006