Form 10QSB
period 2006-06-30
DIOMED HOLDINGS INC
filed 2006-08-14
CIK 1074874

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

          [X] QUARTERLY REPORT PURSUANT -TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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


AS OF AUGUST 11, 2006, THERE WERE 19,448,728 SHARES OF COMMON STOCK, PAR VALUE $0.001, OUTSTANDING.

                     DIOMED HOLDINGS, INC. AND SUBSIDIARIES

                         QUARTERLY REPORT ON FORM 10-QSB
             FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2006




TABLE OF CONTENTS


                                                                           Page
Item Number                                                               Number
-----------                                                               ------

             Part I - Financial Information

     1       Condensed Consolidated Balance Sheets -                        F-1
             June 30, 2006 (unaudited) and December 31, 2005

             Unaudited Consolidated Statements of Operations -              F-2
             Three Months and Six Months Ended June 30, 2006 and 2005

             Unaudited Consolidated Statements of Cash Flows -              F-3
             Six Months Ended June 30, 2006 and 2005


             Notes to Consolidated Financial Statements                     F-4


     2       Management's Discussion and Analysis of Operations              1

     3       Controls and Procedures                                         9


             Part II - Other Information                                    10

     1       Legal Proceedings                                              10

     4       Submission of Matters to a vote of Security Holders            12

     6       Reports on Form 8-K                                            13

             Signatures                                                     14

Diomed Holdings, Inc.
Condensed Consolidated Balance Sheets
As of June 30, 2006 (unaudited) and December 31, 2005

Assets                                                       June 30, 2006   December 31, 2005
                                                             -------------   -----------------
Current assets:
Cash and cash equivalents                                      $ 6,489,592   $       9,562,087
Short term investments                                             542,855           3,566,454
Accounts receivable, net                                         2,777,633           2,824,717
Inventories                                                      3,465,268           3,059,886
Prepaid expenses and other current assets                          643,483             444,453
                                                             ---------------------------------

Total current assets                                            13,918,831          19,457,597

Property, plant and equipment, net                               1,445,908           1,171,703
Intangible assets, net                                           4,100,532           4,302,915
Investment                                                         500,000             500,000
Other assets                                                       246,324             294,810
                                                             ---------------------------------

Total assets                                                   $20,211,595   $      25,727,025
                                                             =================================

Liabilities, preferred stock and stockholders' equity
Current liabilities:
Accounts payable                                               $ 3,881,469   $       3,561,786
Accrued expenses                                                 2,117,574           2,298,823
Current portion of deferred revenue                                274,425             257,889
Bank loan                                                             --                53,924
Current maturities of capital lease obligations                      1,608               2,047
EVLT technology payable (zero face value at June 30, 2006
and $250,000 face value, net of $4,902 debt discount at
December 31, 2005

                                                                      --               245,098
Warrant liability                                                  857,776           1,898,213
                                                             ---------------------------------

Total current liabilities                                        7,132,852           8,317,780

Deferred revenue, net of current portion                           123,179             144,428
Capital lease obligation, net of current maturities                  3,217               4,094
Convertible notes payable ($3,712,000 face value, net of
$889,574 debt discount at June 30, 2006 and $3,712,000 face
value, net of $1,081,727 debt discount at December 31, 2005)     2,822,426           2,630,273
                                                             ---------------------------------

Total liabilities                                               10,081,674          11,096,575
                                                             ---------------------------------

Commitments and contingencies

Preferred stock
(liquidation value $12,074,102 at June 30, 2006)                 8,081,514           7,819,658
                                                             ---------------------------------

Stockholders' equity                                             2,048,407           6,810,792
                                                             ---------------------------------

Total liabilities, preferred stock and stockholders' equity    $20,211,595   $      25,727,025
                                                             =================================


The accompanying notes are an integral part of these consolidated financial statements.

Diomed Holdings, Inc.
Unaudited Condensed Consolidated Statements of Operations
Three Months and Six Months Ended June 30, 2006 and 2005

                                                 Three Months Ended June 30,      Six Months Ended June 30,
                                                     2006           2005             2006           2005
                                                 ----------------------------    ----------------------------
Revenues                                         $  6,075,244    $  4,773,030    $ 10,651,396    $  8,905,280

Cost of revenues                                    3,221,633       2,520,630       5,744,264       4,813,591
                                                 ----------------------------    ----------------------------

Gross profit                                        2,853,611       2,252,400       4,907,132       4,091,689
                                                 ----------------------------    ----------------------------

Operating expenses:
Research and development                              363,027         356,476         717,574         747,214
Selling and marketing                               3,010,196       2,305,629       5,803,263       4,612,937
General and administrative                          1,900,331       2,092,769       3,958,553       3,663,614
                                                 ----------------------------    ----------------------------

Total operating expenses                            5,273,554       4,754,874      10,479,390       9,023,765
                                                 ----------------------------    ----------------------------

Loss from operations                               (2,419,943)     (2,502,474)     (5,572,258)     (4,932,076)
                                                 ----------------------------    ----------------------------

Other (income) expense:
Gain on fair value adjustment on warrant
liability                                          (1,810,858)           --        (1,040,437)           --
Interest expense, non-cash                             96,075          98,904         192,151       1,403,856
Interest expense, net, and other (income)             (94,353)         51,062         (77,438)        152,368
                                                 ----------------------------    ----------------------------
             Total other (income) expense, net     (1,809,136)        149,966        (925,724)      1,556,224
                                                 ----------------------------    ----------------------------


Net loss                                             (610,807)     (2,652,440)     (4,646,534)     (6,488,300)

Less preferred stock cash dividends                  (149,102)           --          (298,290)           --
Less preferred stock non-cash dividends              (161,116)           --          (316,107)           --
                                                 ----------------------------    ----------------------------

Net loss applicable to common stockholders       $   (921,025)   $ (2,652,440)   $ (5,260,931)   $ (6,488,300)
                                                 ============================    ============================
 Basic and diluted net loss per share
 applicable to common stockholders               $      (0.05)   $      (0.14)   $      (0.27)   $      (0.34)
                                                 ============================    ============================

 Basic and diluted weighted average common
 shares outstanding                                19,448,728      19,423,728      19,447,347      19,000,726
                                                 ============================    ============================


The accompanying notes are an integral part of these consolidated financial statements.

DIOMED HOLDINGS, INC.
Unaudited Consolidated Statements of Cash Flows

                                                                                   Six Months Ended June 30,
                                                                                     2006            2005
                                                                                 ------------    ------------
Cash Flows from Operating Activities:
               Net loss                                                          $ (4,646,534)   $ (6,488,300)
               Adjustments to reconcile net loss
               to net cash used in operating activities:
                           Depreciation and amortization                              442,511         388,129
                           Amortization of EVLT(R) discount                             4,902          42,606
                           Non-cash interest expense                                  192,152       1,403,857
                           Accretion of discount on marketable securities             (71,213)           --
                           Amortization of deferred financing costs                    48,486            --
                           Fair value of stock options                                317,667          35,440
                           Gain on fair value adjustment on warrant liability      (1,040,437)           --
                           Changes in operating assets and liabilities:
                                     Accounts receivable                               47,084        (960,974)
                                     Inventories                                     (405,382)       (135,379)
                                     Prepaid expenses and other current assets       (199,030)       (228,992)
                                     Deposits                                            --           174,456
                                     Accounts payable                                 319,683         980,989
                                     Accrued expenses and deferred revenue           (185,962)        270,171
                                                                                 ------------    ------------

Net cash used in operating activities                                              (5,176,073)     (4,517,997)
                                                                                 ------------    ------------

Cash Flows from Investing Activities:
                           Purchase of property and equipment                        (364,511)       (265,311)
                           Purchase of available for sale securities                 (539,142)     (3,160,362)
                           Proceeds from maturities of available for
                              sale securities                                       3,600,000            --
                                                                                 ------------    ------------

Net cash provided by (used in) investing activities                                 2,696,347      (3,425,673)
                                                                                 ------------    ------------

Cash Flows from Financing Activities:
                           Net proceeds (payments) on bank borrowings                 (53,924)        313,061
                           Payments on EVLT(R) purchase obligation                   (250,000)       (500,000)
                           Proceeds from the exercise of warrants                        --           404,903
                           Dividend payments                                         (298,290)           --
                           Payments on capital lease obligations                       (1,316)        (37,902)
                                                                                 ------------    ------------

Net cash provided by (used in) financing activities                                  (603,530)        180,062
                                                                                 ------------    ------------

Effect of Exchange Rate Changes                                                        10,761         (64,838)
                                                                                 ------------    ------------

Net Decrease in Cash and Cash Equivalents                                          (3,072,495)     (7,828,446)

Cash and Cash Equivalents, beginning of period                                      9,562,087      14,436,053
                                                                                 ------------    ------------

Cash and Cash Equivalents, end of period                                         $  6,489,592    $  6,607,607
                                                                                 ============    ============

Supplemental Disclosure of Cash Flow Information:
               Cash paid for interest                                            $    170,778    $    156,530
                                                                                 ============    ============



The accompanying notes are an integral part of these consolidated financial statements.

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)

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

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)

(a) INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out) or market. Work-in-progress and finished goods consist of materials, labor and manufacturing overhead. Inventories consist of the following:



                                      June 30,    December 31,
                                        2006         2005
                                     ----------   ----------
                   Raw Materials     $1,216,580   $1,415,546
                   Work-in-Process    1,007,358      674,010
                   Finished Goods     1,241,330      970,330
                                     ----------   ----------
                                     $3,465,268   $3,059,886
                                     ==========   ==========


(b) DEFERRED REVENUE

Deferred revenue at June 30, 2006 was as follows:

                                      June 30,
                                       2006
                                     ----------
                   Beginning balance $  402,317
                   Additions            296,955
                   Revenue/release     (301,668)
                                     ----------
                   Ending balance    $  397,604
                                     ==========


(c) ACCOUNTING FOR STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted Statement No. 123R, Share-Based Payment ("SFAS 123R"), which requires companies to measure and recognize compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. SFAS 123R is being applied on the modified prospective basis. Prior to the adoption of SFAS 123R, the Company accounted for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, as provided by SFAS 123, "Accounting for Stock Based Compensation" ("SFAS 123") and accordingly, recognized no compensation expense related to the stock-based plans as stock options granted to employees and directors were equal to the fair market value of the underlying stock at the date of grant. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to SFAS 123R. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

Under the modified prospective approach, SFAS 123R applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized includes compensation cost for all share-based payments granted prior to, but not yet vested on, January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Prior periods were not restated to reflect the impact of adopting the new standard. During the three and six month periods ended June 30, 2006, the Company recorded $122,000 and $295,000, respectively, in non-cash charges for the implementation of SFAS 123R. As of June 30, 2006, there was approximately $1,003,000 of total unrecognized compensation costs related to unvested options. That cost is expected to be recognized over a weighted average period of 2.95 years.
                                       F-5

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)

The following table illustrates the effect on net loss and net loss per share had the Company accounted for stock-based compensation in accordance with SFAS 123R in fiscal 2005:



                                                        Three Months    Six Months
                                                        Ended June 30, Ended June 30,
                                                        -------------  -------------
                                                             2005          2005
Net loss as reported:                                    $(2,652,440)   $(6,488,300)
Deduct: total stock-based employee compensation;
        expense determined under the fair value-based
        method for all awards, net of tax                   (420,295)      (828,620)
                                                         -----------    -----------

   Proforma net loss                                     $(3,072,735)   $(7,316,920)
                                                         ===========    ===========

   Loss per share:
        Basic and diluted - as reported                  $     (0.14)   $     (0.34)
                                                         ===========    ===========

        Basic and diluted - proforma                     $     (0.16)   $     (0.39)
                                                         ===========    ===========



The weighted average grant date fair value of options granted during the six months ended June 30, 2006 were estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 87.30%, expected term of 5.70 years, risk-free interest rate of 4.32%, and expected dividend yield of 0%. Expected volatility is based on a weighted average of the historical volatility of the Company's stock and peer company volatility. The average expected life was calculated using the simplified method under SAB 107. The risk-free rate is based on the rate of U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of option grants. The Company uses historical data to estimate pre-vesting forfeiture rates.


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

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)



                                          Three Months Ended June 30,   Six Months Ended June 30,
                                          --------------------------    --------------------------
                                             2006           2005           2006           2005
                                          -----------    -----------    -----------    -----------
Net loss                                  $  (610,807)   $(2,652,440)   $(4,646,534)   $(6,488,300)
Unrealized holding loss
   on marketable securities                       (31)        (2,099)          (231)        (2,099)
Foreign currency translation adjustment        88,198        (45,675)       126,819       (183,470)
                                          -----------    -----------    -----------    -----------
Comprehensive loss                        $  (522,640)   $(2,700,214)   $(4,519,946)   $(6,673,869)
                                          ===========    ===========    ===========    ===========


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

Marketable securities included in cash and cash equivalents and short term investments at June 30, 2006, all of which mature within one year, consist of the following:


                       Amortized                     Unrealized    Unrealized
                         Cost        Fair Value        Gains         Losses
                      -----------    -----------    ------------   -----------
Money Market Funds    $ 2,568,499    $ 2,568,499    $       --    $       --
Commercial Paper        2,859,092      2,859,157              65          --
                      -----------    -----------    ------------   -----------
                      $ 5,427,591    $ 5,427,656    $         65   $      --
                      ===========    ===========    ============   ===========

As Reported:           Amortized                     Unrealized    Unrealized
                         Cost        Fair Value        Gains         Losses
                      -----------    -----------    ------------   -----------
Cash and Cash
  Equivalents         $ 4,884,571    $ 4,884,801    $        231   $      --
Marketable Securities     543,020        542,855            --            (166)
                      -----------    -----------    ------------   -----------
                      $ 5,427,591    $ 5,427,656    $        231   $      (166)
                      ===========    ===========    ============   ===========

Marketable securities included in cash and cash equivalents and short term investments at December 31, 2005, all of which mature within one year, consist of the following:

                       Amortized                     Unrealized    Unrealized
                         Cost        Fair Value        Gains         Losses
                      -----------    -----------    ------------   -----------
Money Market Funds    $ 3,815,711    $ 3,815,712    $       --     $      --
Commercial Paper        5,852,606      5,852,408            --            (198)
U.S. Agency Notes       2,096,266      2,096,760             494          --
                      -----------    -----------    ------------   -----------
                      $11,764,583    $11,764,880    $        494   $      (198)
                      ===========    ===========    ============   ===========

As Reported:           Amortized                     Unrealized    Unrealized
                         Cost        Fair Value        Gains         Losses
                      -----------    -----------    ------------   -----------
Cash and Cash
  Equivalents         $ 8,197,697    $ 8,198,426    $        728   $      --
Marketable Securities   3,566,886      3,566,454            --            (432)
                      -----------    -----------    ------------   -----------
                      $11,764,583    $11,764,880    $        728   $      (432)
                      ===========    ===========    ============   ===========

Net unrealized gains (losses) for the six month period ended June 30, 2006 totaled $65. The unrealized losses were caused by increasing market interest rates. Based on the scheduled maturities of these marketable securities and our intent and ability to hold these securities until maturity, we have concluded that these unrealized losses are not other-than-temporary.

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)

(4) NET LOSS PER SHARE

Net loss per share is computed based on the guidance of SFAS No. 128, Earnings per Share. SFAS No. 128 requires companies to report both basic loss per share, which is based on the weighted average number of common shares outstanding, and diluted loss per share, which is based on the weighted average number of common shares outstanding and the dilutive potential common shares outstanding using the treasury stock method. The calculation of net loss applicable to common stockholders for the three and six month periods ended June 30, 2006 includes $161,116 and $316,107, respectively, in non-cash preferred stock dividends accreted for future increasing rate dividends and $149,102 and $298,290, respectively, of preferred stock cash dividends earned during the period related to the September 30, 2005 private placement.

As a result of the losses incurred by the Company for the three and six month periods ended June 30, 2006 and 2005, respectively, all potential common shares were antidilutive and were excluded from the diluted net loss per share calculations. The following table summarizes securities outstanding as of each of the periods, which were not included in the calculation of diluted net loss per share since their inclusion would be antidilutive.


                       Three Months Ended June 30,   Six Months Ended June 30,
                       --------------------------    ------------------------

                          2006            2005         2006         2005
                          ----            ----         ----         ----

Common Stock Options   2,423,787        1,701,287    2,423,787      1,701,287
                       ==========================    ========================

Common Stock Warrants  5,196,776        2,798,452    5,196,776      2,798,452
                       ==========================    ========================

Convertible Debt       1,620,961        1,620,961    1,620,961      1,620,961
                       ==========================    ========================


(5) LINE OF CREDIT ARRANGEMENTS

Diomed, Ltd., the Company's United Kingdom-based subsidiary, utilizes an overdraft facility as well as an accounts receivable line of credit with Barclays Bank, limited to the lesser of (GBP)100,000 or 80% of eligible accounts receivable. At June 30, 2006, approximately $184,910 was available under this line. The credit line bears interest at a rate of 2.5% above Barclays' base rate (4.5% at June 30, 2006) and borrowings are due upon collection of receivables from customers. As security for the line of credit, Barclay's Bank has a lien on all of the assets of Diomed, Ltd., excluding certain intellectual property. As of June 30, 2006, there was zero outstanding and at December 31, 2005, there was approximately $54,924 outstanding under this line of credit.

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)

(6) STOCK OPTIONS

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

The exercise price and vesting are determined by the Board of Directors at the date of grant. Options generally vest over two to three years, and expire 10 years after the date of grant. Incentive stock options under the Plans are granted at not less than fair market value per share of Common Stock on the date of grant or 110% of fair market value for any stockholder who holds more than 10% of the total combined voting power of all classes of stock of the Company. The Company plans on settling any exercised employee stock options by issuing authorized but unissued shares.

As of June 30, 2006, 797,227 options and other incentive stock awards were available for future grants under the 2003 Omnibus Plan. In addition, 1,048 options were available under the 2001 Plan and 377 options were available under the 1998 Plan as of June 30, 2006.

A summary of stock option activity for the 2003 Omnibus Plan, the 2001 Plan and the 1998 Plan is as follows:


                                 Range of Exercise                       Weighted Average
                                       Price         Number of Shares     Exercise Price
                                 --------------------------------------------------------
Outstanding, December 31, 2005    $2.00 - $205.75        1,733,398             $  6.01

        Granted                    1.98 -    2.70          700,006                2.24
        Forfeited                  2.85 -  133.75           (9,617)              35.14
                                 --------------------------------------------------------

Outstanding, June 30, 2006        $1.98 - $205.75        2,423,787             $  4.76
                                 ========================================================

Exercisable, June 30, 2006        $1.98 - $205.75        1,805,592             $  5.58
                                 ========================================================

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)

The following table summarizes currently outstanding and exercisable options as of June 30, 2006.

                                                OUTSTANDING                                   EXERCISABLE
                                 -------------------------------------------      -------------------------------------
                                                            Weighted Average                          Weighted Average
  Exercise Price           Shares   Remaining Life*           Exercise Price            Shares          Exercise Price
----------------           ------   ---------------         ----------------            ------        ----------------
  $ 1.98 - $4.75        1,689,643          8.78                   $    3.22           1,074,781               $   3.71
    4.76 - 11.50          706,691          7.51                        5.53             703,358                   5.53
   11.51 - 50.00           16,256          5.13                       35.82              16,256                  35.82
   50.01 - 88.00              814          4.93                       61.39                 814                  61.39
$88.01 - $205.75           10,383          1.80                      151.69              10,383                 151.69
                   --------------                           ---------------      -------------------------------------
                        2,423,787                                 $    4.76           1,805,592               $   5.58
                   ==============                           ===============      =====================================

* Weighted average remaining contractual life (in years).


(b) A summary of warrant activity is as follows:



                                                                                                   Weighted Average
                                    Range of Exercise                         Weighted Average   Remaining Contractual
                                         Price            Number of Shares     Exercise Price       Life (In Years)
                                  ----------------------------------------------------------------------------------
Outstanding, December 31, 2005    $0.025 -  $2.90         5,196,775              $ 2.35                    4.00

        Granted                                --                --                  --                      --
        Exercised                              --                --                  --                      --
        Forfeited                              --                --                  --                      --
                                  ---------------------------------------------------------------------------------

Outstanding, June 30, 2006        $0.025 - $2.90          5,196,775              $ 2.35                    3.39
                                  =================================================================================

Exercisable, June 30, 2006        $0.025 - $2.90          4,896,775              $ 2.35                    3.39
                                  =================================================================================

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)

(7) SEGMENT REPORTING

The Company's reportable segments are determined by product type: laser systems; and fibers, accessories and service. The Board of Directors evaluates segment performance based on revenue. Accordingly, all expenses are considered corporate level activities and are not allocated to segments. Also, the Board of Directors does not assign assets to its segments.

This table presents revenues by reportable segment:


                                   Three Months Ended June 30,    Six Month Ended June 30,
                                   ---------------------------   -------------------------
                                       2006          2005           2006          2005
                                   -----------   -----------     -----------   -----------
Laser systems                      $ 2,375,686   $ 2,451,477     $ 4,145,239   $ 4,568,878
Fibers, accessories, and service     3,699,558     2,321,553       6,506,157     4,336,402
                                   -----------   -----------     -----------   -----------
              Total                $ 6,075,244   $ 4,773,030     $10,651,396   $ 8,905,280
                                   ===========   ===========     ===========   ===========


The following table represents percentage of revenues and long-lived assets by geographic destination:



                         % of Revenue                   Long-lived Assets
                 ---------------------------       --------------------------
                  Six Months Ended June 30,
                 ---------------------------        June 30,      December 31,
                    2006             2005             2006            2005
                 ----------       ----------       ----------     -----------
United States           74%              75%       $5,862,198     $ 5,930,287
Asia/Pacific             9%              14%             --              --
Europe                  13%               9%          430,566         339,141
Other                    4%               2%             --              --
                 ----------       ----------       ----------     -----------
Total                  100%             100%       $6,292,764     $ 6,269,428
                 ==========       ==========       ==========     ===========

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)

(8) COMMITMENTS AND CONTINGENCIES

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

(9) SUBSEQUENT EVENTS

On July 27, 2006, the Company entered into definitive agreements for the sale and issuance of shares of the Company's preferred stock, par value $0.001 per share (the "2006 Preferred Stock") to certain accredited investors in a private placement financing transaction. The investors consist of persons who own shares of our currently outstanding preferred stock (the "2005 Preferred Stock") and other persons. As detailed in the Company's Current Report of Form 8-K filed on August 1, 2006, investors will pay $10 million as consideration for the issuance of a portion of the 2006 Preferred Stock to be issued and those investors who currently hold 2005 Preferred Stock shall surrender all of their shares of 2005 Preferred Stock in exchange for the remaining 2006 Preferred Stock to be issued. Upon completion of the financing, there will no longer be any shares of the 2005 Preferred Stock outstanding, and there will be 1,735 share of 2006 Preferred Stock outstanding. These shares of 2006 Preferred Stock will be exchangeable for 17,350,000 shares of Common Stock.

Completion of the financing is subject to several conditions precedent, including approval by the Company's stockholders of the terms of the financing and of an amendment to the Company's certificate of incorporation which will create the rights, preferences and powers of the 2006 Preferred Stock. The Company agreed to use all measures it reasonably determines to be necessary and appropriate to obtain stockholder approval prior to October 31, 2006, and to satisfy all other conditions precedent to closing and complete the financing shortly after obtaining stockholder approval.

The Company will use the $10 million proceeds from the financing for working capital purposes. Following completion of the financing, the Company agreed that, so long as the initial investors in the financing continue to beneficially own, in the aggregate, at least 25% of the shares of the 2006 Preferred Stock purchased by them, the Company will not issue debt obligations without the prior approval of the holders of at least 65% of the 2006 Preferred Stock, except for advances under the Barclays line of credit, establishing a line of credit or other facility of up to $1 million (including the amount of the Barclays line of credit) secured by U.S. accounts receivable and for trade payables and installment loans incurred in the ordinary course of business.

On August 4, 2006, Luminetx notified the Company that it had achieved the contractual milestones necessary to effect the remaining $500,000 investment and vesting of the remaining 300,000 warrants as required under the distribution agreement entered into on August 5, 2005, on August 5, 2005. Under separate agreement entered into on August 4, 2006, the Company agreed to fund the $500,000 investment in two equal installments, one of which was paid upon execution of the August 4, 2006 agreement, and the other will be paid on or before October 31, 2006. Effective August 4, 2006, and with the initial payment, Diomed was issued 250,000 shares of preferred stock and 50,000 warrants under the same terms as the private placement financing announced by Luminetx on November 4, 2005. These shares and warrants will be held as collateral by Luminetx until Diomed funds the remaining $250,000 installment.

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

In view of our relatively limited operating history, we have limited experience forecasting our revenues and operating costs. Therefore, we believe that period-to-period comparisons of financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. To date, the Company has incurred substantial costs to create or acquire our products. As of June 30, 2006, we had an accumulated deficit of approximately $85 million including $17.4 million in non-cash interest expense, $1.0 million gain related to the adjustment of the market value for the warrant liability, and $295,000 in SFAS 123R compensation expense. We may continue to incur operating losses due to spending on research and development programs, clinical trials, regulatory activities, and sales, marketing and administrative activities. This spending may not correspond with any meaningful increases in revenues in the near term, if at all. As such, these costs may result in losses until such time as the Company generates sufficient revenue to offset such costs.

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

EVLT(R) was a primary source of revenue in the first half of 2006, and will continue to be our primary source of revenue in 2006. We believe that EVLT(R) will achieve a high level of commercial acceptance due to its relative short recovery period, immediate return to the patient's normal routine barring vigorous physical activities, reduced pain and minimal scarring, and reduced costs compared to other treatments for varicose veins. We developed our EVLT(R) product line as a complete clinical solution and marketing model, including a laser, disposable kit, clinical training and customized marketing programs, to assist office-based and hospital-based physicians in responding to the growing demand for treatment of varicose veins in a minimally invasive manner. We have also published a health insurance reimbursement guide to assist physicians in the reimbursement submission process. We believe that these attributes, in addition to EVLT(R)'s superior clinical trial results, provide EVLT(R) with a competitive advantage over competing traditional and minimally invasive varicose vein treatment products.

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

We currently employ 20 EVLT(R) sales representatives, two regional sales managers, three sales development personnel who focus on VeinViewer(TM) sales, and a vice president of North American sales. Additionally, our current clinical support organization employs four clinical specialists, including one training manager, who support our field sales efforts. These clinical specialists assist in physician training and post-sales support, freeing our sales representatives to focus on new sales opportunities.

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

Our management team focuses on developing and marketing solutions that address serious medical problems with significant market potential. Our determinations are based upon the number of procedures that may be conducted in a market and projections of the associated revenue. Currently, EVLT(R) applications fall within this guideline, and we believe that photodynamic therapy may have the potential to do so at some time in the future. However, EVLT(R), and not PDT, is the emphasis of our current business plan. Although we have continued to focus on the development and growth of EVLT(R) sales both domestically and internationally, we will continue to support the development and approval of new applications for PDT products and the development of enhancements to our products in order to further improve their quality, effectiveness and manufacturability.

(2) RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THE THREE MONTHS ENDED
JUNE 30, 2005

REVENUE

Diomed delivered revenue for the three months ended June 30, 2006 of $6,075,000, increasing approximately $1,302,000, or 27%, from $4,773,000 for the same period in 2005. Revenue from the EVLT(R) product line increased 33% over the same period last year, including growth of 54% in disposable procedure product revenue, demonstrating the continued and growing acceptance of EVLT(R) by the medical community and patients alike.

In the three months ended June 30, 2006, approximately $2,376,000, or 39%, of our total revenue was derived from laser sales, as compared to approximately $2,451,000, or 51%, in the same period in 2005. In the three months ended June 30, 2006, approximately $3,700,000, or 61%, of our total revenues were derived from sales of disposable fibers and kits, accessories, service and VeinViewer(TM), as compared to approximately $2,322,000, or 49%, in the same period in 2005. We expect the proportion of revenue derived from disposables to increase as we establish a larger base of installed lasers and the number of EVLT(R) procedures performed grows.


The increase in revenue is attributable primarily to:

      -     increased penetration in the EVLT(R) market,

      - the compounding impact of the recurring revenue stream from disposable sales to both new and existing customers,

      - the impact of increased acceptance of the EVLT(R) procedure and expanded reimbursement coverage by health care insurers.

COST OF REVENUE AND GROSS PROFIT

Cost of revenue for the three months ended June 30, 2006 was $3,222,000, increasing approximately $701,000, or 28%, from $2,521,000 for the three months ended June 30, 2005. The increase in cost of revenue in 2006 was driven by the corresponding increase in the number of disposable products sold, offset, on a percentage of sales basis, by the leverage of fixed manufacturing costs across a greater number of units, and improved materials costs.

Gross profit for the three months ended June 30, 2006 was $2,854,000, increasing approximately $601,000, or 27% from $2,252,000 from the three months ended June 30, 2005. The increase in gross profit in 2006 was driven by incremental sales volume, as well as improvements in material costs. On a percent-of-sales-basis, the gross profit of 47% was comparable with the gross margin in the prior year. The Company believes that gross profit as a percentage of sales may reach 60% assuming increases in sales volume that may occur after completion of the patent litigation.

OPERATING EXPENSES

RESEARCH AND DEVELOPMENT EXPENSES for the three months ended June 30, 2006 of $363,000, increased by $7,000, or 2%, from the three months ended June 30, 2005. We expect R&D expenditures to remain relatively stable, as we continue to drive product functionality, cost improvements, and other enhancements.

SELLING AND MARKETING EXPENSES for the three months ended June 30, 2006 of $3,010,000, increased $705,000, or 31%, over the three months ended June 30, 2005. The increase was driven by an expansion in the size of the sales force of $258,000, higher sales commissions and physician training resulting from the increased sales volume, and increased sales and marketing expenditures in support of the sales efforts to drive the growing commercialization of EVLT(R). We anticipate continued increased expenses resulting from the larger sales organization and increased commissions due to expected increases in volume.

GENERAL AND ADMINISTRATIVE EXPENSES for the three months ended June 30, 2006 of $1,900,000, decreased $192,000, or 9%, from the three months ended June 30, 2005. The decrease was primarily attributable to reduced Sarbanes-Oxley costs of $72,000, as initial internal control assessment costs incurred in the three-months ended June 30, 2005 did not reoccur in the three months ended June 30, 2006, and a decrease of $174,000 in administrative costs. These decreased costs were offset by $67,000 in SFAS 123R stock based compensation costs, as we implemented SFAS 123R in the three months ended June 30, 2006. Total legal costs during the quarter decreased by $22,000 to $710,000 and included a reduction in the continuing cost of litigation against our primary laser competitors partially offset by an increase in the cost of litigation in the VNUS Medical Technologies, Inc. ("VNUS").

We anticipate general and administrative expenses to remain at this level as we continue to incur legal fees in connection with our intellectual property '777 patent infringement actions lawsuits, some of which we expect to proceed to trial in early 2007, as well as defense costs pertaining to the patent infringement action initiated by VNUS and the declaratory judgment patent litigation commenced by AngioDynamics in January 2006.

LOSS FROM OPERATIONS

As a result of the factors outlined above, the loss from operations for the three months ended June 30, 2006 was $2,420,000, decreasing $83,000 from $2,502,000 for the three months ended June 30, 2005, as the expansion of our sales and marketing efforts during the quarter drove incremental revenue, which was supplemented by a decrease in general and administrative costs.

OTHER (INCOME) EXPENSE, NET

Other income, net for the three months ended June 30, 2006 was $1,809,000, compared to other expense of $150,000 for the three months ended June 30, 2005. Other income, net for the three months ended June 30, 2006 includes $1,811,000 for the non-cash, non-operating gain, after giving effect to the change in market value of the warrants issued in the private placement financing completed on September 30, 2005. The Company valued the 1,800,000 warrants using the Black-Scholes model at June 30, 2006. Other income also includes the non-operating impact of the theft of trade secrets settlement with Vascular Solutions, Inc.

The Company will continue to revalue the 1,800,000 warrants in each reporting period based on the Company's stock price, and any subsequent changes in the fair value will be included as non-cash and non-operating gains or losses from the fair value adjustment on warrant liability for as long as the warrants are outstanding. The Company will recognize charges when the market value of the stock appreciates and income from the change in the fair value of the warrant liability when the market value of the Company's stock declines. These warrants were not outstanding in the three month period ended June 30, 2005 and therefore there was no gain or loss related to the fair value liability in the same period 2005.


NET LOSS

Net loss for the three months ended June 30, 2006 was $611,000 compared to $2,652,000 for three months ended June 30, 2005. The change in net loss resulted primarily from the $1,811,000 non-cash, non-operating gain from the fair value adjustment on warrant liability entered into on September 30, 2005 and the non-operating impact of the theft of trade secrets settlement with Vascular Solutions, Inc. The expansion of our sales and marketing efforts during three months ended June 30, 2006 drove incremental revenue, resulting in increased gross margin and decreased general and administrative costs, which were offset by $122,000 in non-cash charges for the implementation of SFAS 123R for the fair value of stock options issued to employees and directors. This expense has been allocated between Selling, General and Administrative and Cost of Sales departmental expenses.

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS

Net loss applicable to common stockholders for the three months ended June 30, 2006 was $921,000, or $0.05 per share, compared to $2,652,000, or $0.14 per share, for the three months ended June 30, 2005. We agreed to pay cash dividends to holders of the preferred stock on an ongoing basis at 6% for the first 18 months, 10% for months 19 to 24, and 15% thereafter for as long as the preferred stock is outstanding, although these dividends will not accrue on any days where the volume weighted average price of the common stock for the 30 prior trading days equals or exceeds $6.25 (subject to adjustment for stock splits, stock dividends and similar events). These cash dividends amounted to $149,000 during the three months ended June 30, 2006. In addition, because the dividend percentage is considered below market for accounting purposes, we will continue to record an incremental non-cash dividend as an increase to the carrying value of the preferred stock to reflect an effective interest rate of 16.5%. As a result, in the three months ended June 30, 2006, we recorded $161,000 of non-cash preferred stock dividend.

SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO THE SIX MONTHS ENDED
JUNE 30, 2005

REVENUE

Diomed delivered revenue for the six months ended June 30, 2006 of $10,651,000, increasing approximately $1,746,000, or 20%, from $8,905,000 for the six months ended June 30, 2005. Revenue from the EVLT(R) product line increased 23% over the six months ended June 30, 2005.

For the six months ended June 30, 2006, approximately $4,145,000, or 39%, of our total revenue was derived from laser sales, as compared to approximately $4,569,000 or 51%, in the six months ended June 30, 2005. In the six months ended June 30, 2006, approximately $6,506,000, or 61%, of our total revenues were derived from sales of disposable fibers and kits, accessories, service and VeinViewer(TM), as compared to approximately $4,336,000, or 49%, in the six months ended June 30, 2005. We expect the proportion of revenue derived from disposables to increase as we establish a larger base of installed lasers and the number of EVLT(R) procedures performed grows.

The increase in revenue is attributable primarily to:

      -     increased penetration in the EVLT(R) market,

      - the compounding impact of the recurring revenue stream from disposable sales to both new and existing customers,

      - the impact of increased acceptance of the EVLT(R) procedure and expanded reimbursement coverage by health care insurers.


COST OF REVENUE AND GROSS PROFIT

Cost of revenue for the six months ended June 30, 2006 was $5,744,000, increasing approximately $931,000, or 19%, from $4,814,000 for the same period in 2005. The increase in cost of revenue in 2006 was driven by the corresponding increase in the number of disposable products sold, offset, on a percentage of sales basis, by the leverage of fixed manufacturing costs across a greater number of units and improved materials costs. Cost of revenue, as a percentage of sales of 54% was comparable to cost of revenue on a year-to-year basis.

Gross profit for the six months ended June 30, 2006 was $4,907,000, increasing approximately $815,000 from $4,092,000 for the same period in 2005. On a percent-of-sales-basis, the gross profit of 46% was comparable with the gross margin in the prior year. The Company believes that in the future gross profit as a percentage of sales may reach 60%, assuming increases in sales volume that may occur after completion of the `777 patent litigation.

OPERATING EXPENSES

RESEARCH AND DEVELOPMENT EXPENSES for the six months ended June 30, 2006 were $717,000, a decrease of $30,000, or 4%, from the same period in 2005. We expect R&D expenditures to remain relatively stable, as we continue to drive product functionality, cost improvements, and other enhancements.

SELLING AND MARKETING EXPENSES for the six months ended June 30, 2006 were $5,803,000, an increase of $1,190,000, or 26%, over 2005. The increase was driven by an expansion in the size of the sales force of $434,000, higher sales commissions and physician training resulting from the increased sales volume, and increased sales and marketing expenditures in support of the sales efforts to drive the growing commercialization of EVLT(R).

GENERAL AND ADMINISTRATIVE EXPENSES for the six months ended June 30, 2006 were $3,959,000, an increase of $295,000, or 8%, from the same period in 2005. The increase was primarily attributable to incremental legal fees of $363,000 and SFAS 123R expenses of $184,000, as we implemented SFAS 123R in the six months ended June 30, 2006. These increased costs were offset by decreased Sarbanes-Oxley costs of $72,000, as initial internal control assessment costs incurred in the six-months ended June 30, 2005, did not reoccur in the six months ended June 30, 2006. Legal expenses included the continuing cost of patent litigation against four competitors commenced during 2004, as well as defense costs pertaining to the patent infringement action initiated by VNUS.

LOSS FROM OPERATIONS

Loss from operations for the six months ended June 30, 2006 was $5,572,000, an increase of approximately $640,000 from the same period in 2005, as incremental gross profit from an increased revenue base was primarily offset by increased legal costs related to our patent litigation.

OTHER (INCOME) EXPENSE, NET

Other income for the six months ended June 30, 2006 was $926,000, compared to other expense of $1,556,000 for the same period in 2005. Other income in the six months ended June 30, 2006 includes $1,040,000 for the non-cash, non-operating gain, after giving effect to the change in market value of the warrants issued in the private placement financing completed on September 30, 2005. Other income also includes the non-operating impact of the theft of trade secrets settlement with Vascular Solutions, Inc.

Interest expense in the six months ended June 30, 2005 included non-cash charges totaling $1,404,000 related to the amortization and acceleration of the debt discount related to the first quarter 2005 conversion of $3,288,000 in debt issued in the September 28, 2004 equity and debt financing.

As a result of the relevant accounting for the preferred stock and warrants issued in the private placement financing completed on September 30, 2005, on an ongoing basis, the Company has valued the 1,800,000 warrants using the Black-Scholes model and any subsequent changes in the fair value will be included as non-operating gains or losses on the fair value on warrant liability for as long as the warrants are outstanding.


NET LOSS

Net loss for the six months ended June 30, 2006 was $4,647,000 compared to $6,488,000 for the same period 2005. The expansion of Diomed's sales and marketing efforts during the year drove incremental revenue, which was offset by the increased legal costs and supplemented by $1,040,000 for the non-cash, non-operating gain on warrant liability, after giving effect to the change in market value of the warrants issued in the private placement financing completed on September 30, 2005.

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS

Net loss applicable to common stockholders was $5,261,000, or $0.27 per share, compared to $6,488,000 million, or $0.34 per share, for the same period 2005. We agreed to pay cash dividends to holders of the preferred stock on an ongoing basis at 6% for the first 18 months, 10% for months 19 to 24, and 15% thereafter for as long as the preferred stock is outstanding, although these dividends will not accrue on any days where the volume weighted average price of the common stock for the 30 prior trading days equals or exceeds $6.25 (subject to adjustment for stock splits, stock dividends and similar events). These cash dividends amounted to $298,000 during the six months ended June 30, 2006. In addition, because the dividend percentage is considered below market for accounting purposes, we will continue to record an incremental non-cash dividend as an increase to the carrying value of the preferred stock to reflect an effective interest rate of 16.5%. As a result, in the six months ended June 30, 2006, we recorded $316,000 of non-cash preferred stock dividend.


(3) LIQUIDITY, CAPITAL RESOURCES AND CAPITAL TRANSACTIONS

CASH POSITION AND CASH FLOW

The Company has financed its operations primarily through private placements of common stock and preferred stock, and private placements of convertible notes and short-term notes and credit arrangements. The Company had cash and short-term investment balances of approximately $7,032,000 and $13,129,000 at June 30, 2006 and December 31, 2005, respectively.

CASH USED IN OPERATIONS

Cash used in operations for the six months ended June 30, 2006 was $5,176,000. The cash used in operations reflects the net loss of $4,647,000, which includes $1,518,000 in legal fees incurred in asserting our EVLT(R) patent and $295,000 for stock based compensation. Net loss was offset by changes in working capital balance sheet accounts.

CASH PROVIDED BY INVESTING

Cash provided by investing activities for the six months ended June 30, 2006 was approximately $2,696,000, including purchases of available-for-sale securities of $539,000, proceeds from maturities of available-for-sale securities of $3,600,000, and computer and demonstration equipment of $364,000.

CASH USED IN FINANCING

Cash used in financing activities for the six months ended June 30, 2006 was $604,000, consisting of $250,000 for the final EVLT(R) technology acquisition obligation and $299,000 in dividends paid to the September 2005 PIPE investors.

BANK LINES OF CREDIT

Diomed, Ltd., the Company's United Kingdom-based subsidiary, utilizes an overdraft facility as well as an accounts receivable line of credit with Barclays Bank, limited to the lesser of (GBP)100,000 or 80% of eligible accounts receivable. As of June 30, 2006, approximately $184,910 was available under this line. The credit line bears interest at a rate of 2.5% above Barclays' base rate (4.5% at June 30, 2006) and borrowings are due upon collection of receivables from customers. As security for the line of credit, Barclay's Bank has a lien on all of the assets of Diomed Ltd., excluding certain intellectual property. As of June 30, 2006, there was zero outstanding and at December 31, 2005, there was approximately $54,924 outstanding under this line of credit.

FUTURE AVAILABILITY OF CREDIT

As June 30, 2006, other than the security under the Barclays Bank line of credit, our assets were not subject to any liens or encumbrances. Therefore, these unencumbered assets may be available as security for credit facilities we may seek in the future. However, under the terms of the convertible debentures that we issued on October 25, 2004, we agreed that, so long as at least 10% of the original principal amount of any debenture was outstanding, we would not incur indebtedness or create a lien that is senior to or having an equal priority with our obligations under the debentures, except for purchase money security interests and otherwise to the extent that we do so in the ordinary course of our business. As of June 30, 2006, the three investors who purchased debentures continued to hold debentures of at least 10% of the original principal amount. Also, under the terms of our agreement with the holders of our currently outstanding preferred stock, we agreed not to issue debt obligations without the prior approval of the holders of at least 51% of the preferred stock, except for establishing a line of credit or other facility of up to $1 million secured by U.S. accounts receivable.

2006 PIPE FINANCING

On July 27, 2006, we entered into definitive agreements for the sale and issuance of shares of the Company's preferred stock, par value $0.001 per share (the "2006 Preferred Stock") to certain accredited investors in a private placement financing transaction. The investors consist of persons who own shares of our currently outstanding preferred stock (the "2005 Preferred Stock") and other persons. As detailed in the Current Report of Form 8-K we filed on August 1, 2006, investors will pay $10 million as consideration for the issuance of a portion of the 2006 Preferred Stock we will issue and those investors who currently hold 2005 Preferred Stock shall surrender all of their shares of 2005 Preferred Stock in exchange for the remaining 2006 Preferred Stock we will issue. Upon completion of the financing, there will no longer be any shares of 2005 Preferred Stock outstanding, and there will be 1,735 shares of 2006 Preferred Stock outstanding. These shares of 2006 Preferred Stock will be exchangeable for 17,350,000 shares of Common Stock.

Completion of the Financing is subject to several conditions precedent, including approval by the Company's stockholders of the terms of the financing and of an amendment to the Company's certificate of incorporation which will create the rights, preferences and powers of the 2006 Preferred Stock. We intend to use all measures we reasonably determine to be necessary and appropriate to obtain stockholder approval prior to October 31, 2006, and to satisfy all other conditions precedent to closing and complete the financing shortly after obtaining stockholder approval.

We will use the $10 million proceeds from the financing for working capital purposes. Following completion of the financing, we agreed that, so long as the initial investors in the financing continue to beneficially own, in the aggregate, at least 25% of the shares of 2006 Preferred Stock purchased by them, we will not issue debt obligations without the prior approval of the holders of at least 65% of the 2006 Preferred Stock, except for advances under the Barclays line of credit, establishing a line of credit or other facility of up to $1 million (including the amount of the Barclays line of credit) secured by U.S. accounts receivable and for trade payables and installment loans incurred in the ordinary course of business.

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

Luminetx agreed to sell us a certain minimum number of VeinViewer(TM) systems for distribution at specified prices during the term of our distribution agreement. We also agreed to loan $1 million to Luminetx under the distribution agreement, of which $500,000 was provided to Luminetx on August 5, 2005 as specified in our distribution agreement. We later converted our $500,000 loan to Luminetx into 250,000 shares of Luminetx preferred stock, convertible into common stock on a share-for-share basis, and warrants to purchase 50,000 shares of Luminetx common stock at $2.00 per share, exercisable for five years, as part of an $11 million private placement financing that Luminetx announced on November 4, 2005. On August 4, 2006, Luminetx notified us that it had achieved the contractual milestones necessary to effect the remaining $500,000 investment as required under the distribution agreement entered into on August 5, 2005. Under separate agreement entered into on August 4, 2006, we agreed to fund the $500,000 investment in two equal installments, one of which was paid upon execution of the August 4, 2006 agreement, and the other will be paid on or before October 31, 2006. Effective August 4, 2006, and with the initial payment, we were issued 250,000 shares of preferred stock and 50,000 warrants under the same terms as the private placement financing announced by Luminetx on November 4, 2005. These shares and warrants will be held as collateral by Luminetx until we fund the remaining $250,000 installment.


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

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes. FIN 48 amends FASB Statement No. 109 to clarify the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return as well as provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. Adoption of FIN 48 is not expected to have a material impact on our consolidated financial statements.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

The Company's principal executive officer and its principal financial officer have carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a -15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2006 and have concluded that, as of such date, the Company's disclosure controls and procedures in place are operating effectively to ensure material information and other information requiring disclosure is identified and communicated on a timely basis.

(b) Changes in internal control over financial reporting.

During the period covered by this report, there have been no significant changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

'777 Patent Litigation

On January 6, 2004, we filed a lawsuit in the United States District Court for the District of Massachusetts against AngioDynamics, Inc. seeking injunctive relief and damages for infringement of our '777 patent. AngioDynamics has generally denied our allegations and has sought a declaratory judgment of invalidity of the '777 patent. AngioDynamics has also added certain counterclaims against us, including antitrust violations, patent misuse and other allegations, all arising from our obtaining and seeking to enforce the '777 patent. The court has bifurcated the case, so that those counterclaims will not be litigated until we resolve our patent infringement claims against AngioDynamics.

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

On April 12, 2005, the Court issued a claim construction ruling, which interprets certain claim language in the '777 patent. We believe that the evidence we have developed to date in the course of these lawsuits, if admitted and fully credited will show that AngioDynamics and Vascular Solutions are infringing our patent as it has now been interpreted by the Court.

On December 21, 2005, we moved for summary judgment that the `777 patent is valid, enforcable, and infringed by both Vascular Solutions and AngioDynamics. On the same date, AngioDynamics and Vascular Solutions moved for summary judgment of noninfringement The Court initially scheduled a hearing for June 1, 2006 to hear the parties' respective motions, but that hearing date was cancelled when the judge originally assigned to the case recused himself due to his having consulted one of Diomed's expert witnesses for a personal medical condition. The cases have been reassigned to another Judge in the same District and we are awaiting a hearing date on the summary judgment motions.

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

Misappropriation Litigation vs. Vascular Solutions

On December 12, 2003, we filed a lawsuit in the United States District Court for the District of Massachusetts seeking injunctive and other relief against Vascular Solutions, Inc. and one of its executives. We alleged, among other things, that Vascular Solutions and the executive misappropriated our trade secrets and then improperly used that information to develop and market laser accessory products. We also sought to redress what we alleged to be the willful and deceptive manner in which Vascular Solutions had been marketing its laser accessory products.

On June 16, 2004, Vascular Solutions and the other the defendant answered the complaint, and filed a counterclaim for invalidity of the EVLT(R) trademark. On July 13, 2005 the Court heard oral argument on Vascular Solutions' motion for summary judgment on all claims. Vascular Solutions conceded that it would stipulate to desist from any further use of the mark ELT, which Diomed alleged it infringed Diomed's federally-registered EVLT(R) trademark. Vascular Solutions further stipulated that it would desist from any further dissemination of the defamatory statements alleged in our complaint.

On March 3, 2006, the Court referred the parties to nonbinding mediation. At the mediation on May 24, 2006, the case was settled. The terms of the settlement are confidential.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a) On May 23, 2006, the Company held its 2006 Annual Meeting of Stockholders, pursuant to a proxy statement that it had filed with the Securities and Exchange Commission and had furnished to holders of record of the outstanding shares of its common stock and preferred stock as of April 3, 2006. Of 23,423,728 shares, including 3,975,000 of preferred stock, entitled to vote at the meeting, 16,661,898 shares voted, and a quorum was present. The meeting included the election of all nine directors to serve until the next annual meeting or until their successors are duly elected and qualified. Those directors are:

         Geoffrey Jenkins
         Sidney Braginsky
         Gary Brooks
         A. Kim Campbell
         Joseph Harris
         Peter Klein
         Edwin Snape, Ph.D.
         David B. Swank
         James A. Wylie, Jr.

b) The Company presented the following proposals to our stockholders at that meeting:

1. To elect nine directors to serve until the next annual meeting of stockholders, or until their successors are duly elected and qualified.

The results of which were as follows:

Director Nominee                      Votes For                Votes Withheld
----------------                      ---------                --------------
Geoffrey Jenkins                      16,555,286               106,962
Sidney Braginsky                      15,899,800               762,448
Gary Brooks                           15,900,316               761,932
A. Kim Campbell                       16,552,186               110,162
Joseph Harris                         16,597,126               65,122
Peter Klein                           15,901,860               760,388
Edwin Snape, Ph.D.                    15,859,490               802,758
David B. Swank                        16,598,086               64,162
James A. Wylie, Jr.                   16,549,786               112,462

Accordingly, each of the director nominees was elected to serve as a director.

2. To approve the issuance of shares of common stock in exchange for preferred stock we issued on September 30, 2005 at an exchange rate of less than $2.17 per share if the antidilution provisions of the preferred stock so require.

The results of which were as follows:

For                 Against           Abstained        Broker Non-Votes
------------        ----------        ---------        ----------------
4,635,504           3,000,042         10,832           9,015,869
------------        ----------        ---------        ----------------

Accordingly, the proposal was approved.

3. To approve the issuance of shares of common stock underlying the warrants issued on September 30, 2005 at an exercise price of less than $2.12 per share if the antidilution provisions of the warrants so require.

The results of which were as follows:

For                 Against           Abstained        Broker Non-Votes
------------        ----------        ---------        ----------------
4,621,476           3,006,526         18,376           9,015,869
------------        ----------        ---------        ----------------

Accordingly, the proposal was approved.

4. To ratify the selection of BDO Siedman, LLP as the Company's independent registered public accounting firm for the 2006 fiscal year.

The results of which were as follows:

For                 Against           Abstained
------------        ----------        ---------
16,618,769          34,778            8,700
------------        ----------        ---------

Accordingly, the proposal was approved.

5. To vote on other business matters that may arise before the meeting.

The results of which were as follows:

For                 Against           Abstained
------------        ----------        ---------
13,609,982          3,023,955         28,309
------------        ----------        ---------

Accordingly, the proposal was approved.

ITEM 6. REPORTS ON FORM 8-K

31.1 Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

During the fiscal quarter ended June 30, 2006, we filed with the Securities and Exchange Commission Current Reports on Form 8-K as follows:

On April 28, 2006, we filed a Current Report on Form 8-K regarding the press release we filed related to the earnings results for the period ending March 31, 2006.

On May 23, 2006, we filed a Current Report on Form 8-K regarding the postponement of the June 1, 2006 hearing relating to the infringement of U.S. Patent No. 6,398,777 resulting from an order of the court dated May 22, 2006 where the judge who is hearing the case recently became a patient of the Company's expert witness.

On June 5, 2006, we filed a Current Report on Form 8-K in relation to the American Stock Exchange ("AMEX") advising the Company that it has not satisfied
Section 1003 (a) (ii) of the AMEX's Company Guide's standards for continued listing on the AMEX. Application of this standard excludes $7.9 million of mezzanine-level preferred stock reported on the Company's balance sheet at March 31, 2006. In the Notice, the AMEX invited the Company to submit to the AMEX by July 3, 2006 a plan setting forth the action that the Company has taken, or will take, that would bring the Company into compliance with this continued listing standard within 18 months.

On June 26, 2006, we filed a Current Report on Form 8-K in relation to the Current Report on Form 8-K filed on May 23, 2006, regarding Judge Stearn's Order of Recusal based on the ongoing doctor/patient relationship between the court and Dr. Fan.

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

                            Date:  August 11, 2006



                            By: /s/ DAVID B. SWANK
                            ----------------------------------------
                            Name:  David B. Swank
                            Title: Chief Financial Officer, Director

                            Date:  August 11, 2006