Form 10QSB
period 2006-09-30
DIOMED HOLDINGS INC
filed 2006-11-13
CIK 1074874

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

          |X| QUARTERLY REPORT PURSUANT -TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM ________ TO ________

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

AS OF NOVEMBER 9, 2006, THERE WERE 19,448,728 SHARES OF COMMON STOCK, PAR VALUE $0.001, OUTSTANDING.

                     DIOMED HOLDINGS, INC. AND SUBSIDIARIES

                         QUARTERLY REPORT ON FORM 10-QSB
          FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2006

TABLE OF CONTENTS

 Item                                                                      Page
Number                                                                    Number
------                                                                    ------
         Part I - Financial Information

   1     Condensed Consolidated Balance Sheets -                            F-1
         September 30, 2006 (unaudited) and December 31, 2005

         Unaudited Consolidated Statements of Operations -                  F-2
         Three Months and Nine Months Ended September 30, 2006 and 2005

         Unaudited Consolidated Statements of Cash Flows -                  F-3
         Nine Months Ended September 30, 2006 and 2005

         Notes to Consolidated Financial Statements                         F-4

   2     Management's Discussion and Analysis of Operations                   1

   3     Controls and Procedures                                             15

         Part II - Other Information                                         16

   1     Legal Proceedings                                                   16

   4     Submission of Matters to a vote of Security Holders                 18

   6     Reports on Form 8-K                                                 18

         Signatures                                                          20

Diomed Holdings, Inc.
Condensed Consolidated Balance Sheets
As of September 30, 2006 (unaudited) and December 31, 2005

                                                              September 30,   December 31,
                                                                   2006           2005
                                                              -------------   ------------
Assets
Current assets:
  Cash and cash equivalents                                    $12,941,840     $ 9,562,087
  Short term investments                                           498,595       3,566,454
  Accounts receivable, net                                       2,629,923       2,824,717
  Inventories                                                    3,874,721       3,059,886
  Prepaid expenses and other current assets                        713,820         444,453
                                                               -----------     -----------
    Total current assets                                        20,658,899      19,457,597

Property, plant and equipment, net                               1,272,790       1,171,703
Intangible assets, net                                           4,125,294       4,302,915
Investment in Luminetx                                           1,000,000         500,000
Other assets                                                       229,014         294,810
                                                               -----------     -----------
Total assets                                                   $27,285,997     $25,727,025
                                                               ===========     ===========

Liabilities, preferred stock and stockholders' equity
Current liabilities:
  Accounts payable                                             $ 4,180,333     $ 3,561,786
  Accrued expenses                                               2,104,597       2,298,823
  Current portion of deferred revenue                              260,625         257,889
  Bank loan                                                        420,519          53,924
  Current maturities of capital lease obligations                    1,389           2,047
  EVLT technology payable (zero face value at September 30,
    2006 and $250,000 face value, net of $4,902 debt
    discount at December 31, 2005)                                      --         245,098
  Warrant liability                                                     --       1,898,213
                                                               -----------     -----------
    Total current liabilities                                    6,967,463       8,317,780

Deferred revenue, net of current portion                           108,527         144,428
Capital lease obligation, net of current maturities                  2,778           4,094
Convertible notes payable ($3,712,000 face value, net of
  $3,049,341 debt discount at September 30, 2006 and
  $3,712,000 face value, net of $1,081,727 debt
  discount at December 31, 2005)                                   662,659       2,630,273
                                                               -----------     -----------
    Total liabilities                                            7,741,427      11,096,575
                                                               -----------     -----------
    Commitments and contingencies

Preferred stock                                                         --       7,819,658
                                                               -----------     -----------
Stockholders' equity                                            19,544,570       6,810,792
                                                               -----------     -----------
Total liabilities, preferred stock and stockholders' equity    $27,285,997     $25,727,025
                                                               ===========     ===========

   The accompanying notes are an integral part of these consolidated financial statements.

Diomed Holdings, Inc.
Unaudited Condensed Consolidated Statements of Operations
Three Months and Nine Months Ended September 30, 2006 and 2005

                                                 Three Months Ended           Nine Months Ended
                                                   September 30,                September 30,
                                             -------------------------   --------------------------
                                                 2006          2005          2006           2005
                                             -----------   -----------   ------------   -----------
Revenues                                     $ 5,321,080   $ 4,582,840   $ 15,972,476   $13,488,120
Cost of revenues                               3,042,223     2,511,536      8,786,487     7,325,127
                                             -----------   -----------   ------------   -----------
Gross profit                                   2,278,857     2,071,304      7,185,989     6,162,993
                                             -----------   -----------   ------------   -----------
Operating expenses:
  Research and development                       422,596       403,498      1,140,170     1,150,712
  Selling and marketing                        2,687,000     2,080,723      8,490,263     6,693,660
  General and administrative                   1,906,886     1,811,921      5,865,439     5,475,535
                                             -----------   -----------   ------------   -----------
    Total operating expenses                   5,016,482     4,296,142     15,495,872    13,319,907
                                             -----------   -----------   ------------   -----------
    Loss from operations                      (2,737,625)   (2,224,838)    (8,309,883)   (7,156,914)
                                             -----------   -----------   ------------   -----------
Other (income) expense:
(Gain)/loss on fair value adjustment on
  warrant liability                               68,995            --       (971,442)           --
Interest expense, non-cash                        96,078        98,904        288,229     1,502,760
Interest expense, net, and other (income)         76,480        35,405           (958)      187,773
                                             -----------   -----------   ------------   -----------
    Total other (income) expense, net            241,553       134,309       (684,171)    1,690,533
                                             -----------   -----------   ------------   -----------
Net loss                                      (2,979,178)   (2,359,147)    (7,625,712)   (8,847,447)

Less preferred stock cash dividends             (149,063)           --       (447,353)           --
Less preferred stock non-cash dividends         (167,480)     (762,656)      (483,586)     (762,656)
Less beneficial conversion feature on
  2006 preferred stock                          (469,938)           --       (469,938)           --
Less deemed dividend on the exchange of
  2005 preferred stock                        (2,980,439)           --     (2,980,439)           --
                                             -----------   -----------   ------------   -----------
Net loss applicable to common stockholders   $(6,746,098)  $(3,121,803)  $(12,007,028)  $(9,610,103)
                                             ===========   ===========   ============   ===========
  Basic and diluted net loss per share
    applicable to common stockholders        $     (0.35)  $     (0.16)  $      (0.62)  $     (0.50)
                                             ===========   ===========   ============   ===========
  Basic and diluted weighted average
    common shares outstanding                 19,448,728    19,423,728     19,447,812    19,143,276
                                             ===========   ===========   ============   ===========

   The accompanying notes are an integral part of these consolidated financial statements.

DIOMED HOLDINGS, INC.
Unaudited Consolidated Statements of Cash Flows

                                                                    Nine Months Ended
                                                                      September 30,
                                                                -------------------------
                                                                    2006          2005
                                                                -----------   -----------
Cash Flows from Operating Activities:
  Net loss                                                      $(7,625,712)  $(8,847,447)
  Adjustments to reconcile net loss
    to net cash used in operating activities:
    Depreciation and amortization                                   690,166       688,545
    Amortization of EVLT(R) discount                                  4,902        57,025
    Non-cash interest expense                                       288,229     1,502,760
    Accretion of discount on marketable securities                 (105,157)           --
    Amortization of deferred financing costs                         72,727            --
    Fair value of stock options                                     443,524        35,440
    Gain on fair value adjustment on warrant liability             (971,442)           --
    Changes in operating assets and liabilities:
      Accounts receivable                                           194,794      (592,694)
      Inventories                                                  (814,835)     (897,840)
      Prepaid expenses and other current assets                    (269,367)     (194,963)
      Deposits                                                       (6,931)      175,277
      Accounts payable                                              368,547       952,423
      Accrued expenses and deferred revenue                        (227,391)      392,330
                                                                -----------   -----------
Net cash used in operating activities                            (7,957,946)   (6,729,144)
                                                                -----------   -----------
Cash Flows from Investing Activities:
    Purchase of property and equipment                             (500,012)     (406,048)
    Purchase of available for sale securities                      (687,099)   (1,749,323)
    Proceeds from maturities of available for sale
      securities                                                  3,800,000            --
    Note receivable - Luminetx                                                   (500,000)
    Investment in Luminetx                                         (250,000)           --
                                                                -----------   -----------
Net cash provided by (used in) investing activities               2,362,889    (2,655,371)
                                                                -----------   -----------
Cash Flows from Financing Activities:
    Net proceeds (payments) on bank borrowings                      366,595       193,329
    Payments on EVLT(R) purchase obligation                        (250,000)     (750,000)
    Proceeds from the exercise of warrants                               --       404,903
    Dividend payments                                              (447,353)           --
    Payments on capital lease obligations                            (1,974)      (40,168)
    Proceeds from preferred stock financing                       9,349,400    10,000,000
                                                                -----------   -----------
Net cash provided by financing activities                         9,016,668     9,808,064
                                                                -----------   -----------
Effect of Exchange Rate Changes                                     (41,858)      (59,095)
                                                                -----------   -----------
Net Increase in Cash and Cash Equivalents                         3,379,753       364,454

Cash and Cash Equivalents, beginning of period                    9,562,087    14,436,053
                                                                -----------   -----------
Cash and Cash Equivalents, end of period                        $12,941,840   $14,800,507
                                                                ===========   ===========
Supplemental Disclosure of Cash Flow Information:
    Cash paid for interest                                      $   275,883   $   228,647
                                                                ===========   ===========
Non-cash Investing and Financing Activities:
  Fair value of warrants exchanged for distribution rights      $   137,403   $   332,630
                                                                ===========   ===========
  Value ascribed to debt discount related toconvertible debt    $ 2,255,843   $        --
                                                                ===========   ===========
  Fair value adjustment on preferred stock to bring preferred
    stock to its immediately exchangeable value                 $ 2,980,439   $        --
                                                                ===========   ===========
  Non-cash note payable for Luminetx investment                 $   250,000   $        --
                                                                ===========   ===========

   The accompanying notes are an integral part of these consolidated financial statements.

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

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

In developing and marketing its clinical solutions, the Company uses proprietary technology and aims to secure strong commercial advantages over competitors by gaining governmental approvals in advance of others, by developing and offering innovative practice enhancement programs, including physician training and promotional materials, and by obtaining exclusive commercial arrangements. To optimize revenues, Diomed focuses on clinical procedures that generate revenues from both capital equipment and disposable products, such as procedure kits and optical fibers.

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

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

(a) INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out) or market. Work-in-progress and finished goods consist of materials, labor and manufacturing overhead. Inventories consist of the following:

                  September 30,   December 31,
                       2006          2005
                  -------------   -----------
Raw Materials       $1,532,738     $1,415,546
Work-in-Process        767,871        674,010
Finished Goods       1,574,112        970,330
                    ----------     ----------
                    $3,874,721     $3,059,886
                    ==========     ==========

(b) DEFERRED REVENUE

Deferred revenue at September 30, 2006 was as follows:

                    September 30,
                         2006
                    -------------
Beginning balance     $ 402,317
Additions               402,245
Revenue/release        (435,410)
                      ---------
Ending balance        $ 369,152
                      =========

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

Under the modified prospective approach, SFAS 123R applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized includes compensation cost for all share-based payments granted prior to, but not yet vested on, January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Prior periods were not restated to reflect the impact of adopting the new standard. During the three and nine month periods ended September 30, 2006, the Company recorded $126,000 and $444,000, respectively, in non-cash charges in accordance with of SFAS 123R. As of September 30, 2006, there was approximately $801,000 of total unrecognized compensation cost related to unvested options. That cost is expected to be recognized over a weighted average period of 1.92 years. The Company plans on obtaining shares to be issued upon exercise of stock options through authorized common stock. There have been no stock options exercised during the nine-month period ended September 30, 2006.

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

The following table illustrates the effect on net loss and net loss per share had the Company accounted for stock-based compensation in accordance with SFAS 123R in fiscal 2005:

                                                     Three Months      Nine Months
                                                       Ended            Ended
                                                    September 30,     September 30,
                                                        2005              2005
                                                    -------------     ------------
Net loss applicable to common
  stockholders as reported:                          $(3,121,803)      $ (9,610,103)
Deduct: total stock-based employee compensation;
    expense determined under the fair value-based
    method for all awards, net of tax                   (426,732)        (1,255,352)
                                                     -----------       ------------
  Proforma net loss applicable to common
    stockholders                                     $(3,548,535)      $(10,865,455)
                                                     ===========       ============
  Loss per share:
    Basic and diluted - as reported                  $     (0.16)      $      (0.50)
                                                     ===========       ============

The weighted average grant date fair value of options granted during the nine months ended September 30, 2006 of $1.62 was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 86.95%, expected term of 5.68 years, risk-free interest rate of 4.34%, and expected dividend yield of 0%. The weighted average grant date fair value of options granted during the nine months ended September 30, 2005 of $2.58 was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 75%, expected term of 4.9 years, risk-free interest rate of 3.72%, and expected dividend yield of 0%. Expected volatility is based on a weighted average of the historical volatility of the Company's stock and peer company volatility. The average expected life used in 2006 was calculated using the simplified method under SAB
107. The risk-free rate is based on the rate of U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of option grants. The Company uses historical data to estimate pre-vesting forfeiture rates.

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

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

                                              Three Months Ended           Nine Months Ended
                                                 September 30,               September 30,
                                          -------------------------   --------------------------
                                             2006           2005          2006          2005
                                          -----------   -----------   -----------    -----------
Net loss                                  $(2,979,178)  $(2,359,147)  $(7,625,712)   $(8,847,447)
Unrealized holding gain (loss)
   on marketable securities                        29         1,768          (202)          (331)
Foreign currency translation adjustment        37,559       140,636       164,378        (42,836)
                                          -----------   -----------   -----------    -----------
Comprehensive loss                        $(2,941,590)  $(2,216,743)  $(7,461,536)   $(8,890,614)
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

Marketable securities included in cash and cash equivalents and short term investments at September 30, 2006, all of which mature within one year, consist of the following:

                                                      Unrealized   Unrealized
                        Amortized Cost   Fair Value      Gains       Losses
                        --------------   ----------   ----------   ----------
Money Market Funds        $1,476,678     $1,476,678      $--          $ --
Commercial Paper             498,501        498,595       --           (94)
                          ----------     ----------      ---          ----
                          $1,975,179     $1,975,273      $--          $(94)
                          ==========     ==========      ===          ====

As Reported:

                                                      Unrealized   Unrealized
                        Amortized Cost   Fair Value      Gains       Losses
                        --------------   ----------   ----------   ----------
Cash and Cash
  Equivalents             $1,476,678     $1,476,678      $--          $ --
Marketable Securities        498,501        498,595       --           (94)
                          ----------     ----------      ---          ----
                          $1,975,179     $1,975,273      $--          $(94)
                          ==========     ==========      ===          ====

Marketable securities included in cash and cash equivalents and short term investments at December 31, 2005, all of which mature within one year, consist of the following:

                                                       Unrealized   Unrealized
                        Amortized Cost   Fair Value       Gains       Losses
                        --------------   ----------    ----------   ----------
Money Market Funds       $ 3,815,711     $ 3,815,712      $ --         $  --
Commercial Paper           5,852,606       5,852,408        --          (198)
U.S. Agency Notes          2,096,266       2,096,760       495            --
                         -----------     -----------      ----         -----
                         $11,764,583     $11,764,880      $495         $(198)
                         ===========     ===========      ====         =====

As Reported:

                                                      Unrealized   Unrealized
                        Amortized Cost   Fair Value      Gains       Losses
                        --------------   ----------   ----------   ----------
Cash and Cash
  Equivalents            $ 8,197,697     $ 8,198,426      $729        $  --
Marketable Securities      3,566,886       3,566,454        --         (432)
                         -----------     -----------      ----         ----
                         $11,764,583     $11,764,880      $729        $(432)
                         ===========     ===========      ====         =====

Net unrealized losses for the nine month period ended September 30, 2006 totaled $94. The unrealized losses were caused by increasing market interest rates. Based on the scheduled maturities of these marketable securities and our intent and ability to hold these securities until maturity, we have concluded that these unrealized losses are not other-than-temporary.

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

(4) NET LOSS PER SHARE

Net loss per share is computed based on the guidance of SFAS No. 128, Earnings per Share. SFAS No. 128 requires companies to report both basic loss per share, which is based on the weighted average number of common shares outstanding, and diluted loss per share, which is based on the weighted average number of common shares outstanding and the dilutive potential common shares outstanding using the treasury stock method. The calculation of net loss applicable to common stockholders for the three and nine month periods ended September 30, 2006 includes $167,480 and $483,586, respectively, in non-cash preferred stock dividends accreted for future increasing rate dividends and $149,063 and $447,353, respectively, of preferred stock cash dividends earned during the period related to the September 30, 2005 private placement. Upon completion of the 2006 preferred stock financing, the Company recorded a one-time, non-cash, non-operating beneficial conversion feature charge of $469,938 as the market price of the Company's common stock on September 29, 2006 of $1.20 was above the $1.15 effective conversion price of the immediately convertible preferred stock. As a result of the 2006 preferred stock financing, the Company exchanged the 2005 preferred stock and recorded a one-time, non-cash, non-operating deemed dividend of $2,980,439 based on the difference between the fair value of consideration transferred to the holders of the preferred stock over the carrying amount, net of original issuance costs.

As a result of the losses incurred by the Company for the three and nine month periods ended September 30, 2006 and 2005, respectively, all potential common shares were antidilutive and were excluded from the diluted net loss per share calculations. The following table summarizes securities outstanding as of each of the periods, which were not included in the calculation of diluted net loss per share since their inclusion would be antidilutive.

                          Three Months Ended        Nine Months Ended
                             September 30,            September 30,
                        ----------------------   ----------------------
                           2006         2005        2006         2005
                        ----------   ---------   ----------   ---------
Common Stock Options     2,423,787   1,711,225    2,423,787   1,711,225
                        ==========   =========   ==========   =========
Common Stock Warrants    6,055,303   5,198,452    6,055,303   5,198,452
                        ==========   =========   ==========   =========
Convertible Debt         3,227,826   1,620,961    3,227,826   1,620,961
                        ==========   =========   ==========   =========
Preferred Stock         17,354,347   4,000,000   17,354,347   4,000,000
                        ==========   =========   ==========   =========

(5) LINE OF CREDIT ARRANGEMENTS

Diomed, Ltd., the Company's United Kingdom-based subsidiary, utilizes an overdraft facility as well as an accounts receivable line of credit with Barclays Bank, limited to the lesser of (GBP) 100,000 or 80% of eligible accounts receivable. The Company received a waiver to increase the overdraft to 80% of accounts receivable or $420,519 at September 30, 2006. The credit line bears interest at a rate of 2.5% above Barclays' base rate (4.75% at September 30, 2006) and borrowings are due upon collection of receivables from customers. As security for the line of credit, Barclay's Bank has a lien on all of the assets of Diomed, Ltd., excluding certain intellectual property. As of September 30, 2006, there was $420,519 outstanding and at December 31, 2005, there was approximately $53,924 outstanding under this line of credit.

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

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

The exercise price and vesting are determined by the Board of Directors at the date of grant. Options generally vest over two to three years and expire 10 years after the date of grant. Incentive stock options under the Plans are granted at not less than fair market value per share of Common Stock on the date of grant or 110% of fair market value for any stockholder who holds more than 10% of the total combined voting power of all classes of stock of the Company. The Company plans on settling any exercised employee stock options by issuing authorized but unissued shares.

As of September 30, 2006, 853,725 options and other incentive stock awards were available for future grants under the 2003 Omnibus Plan. In addition, 4,542 options were available under the 2001 Plan and 339 options were available under the 1998 Plan as of September 30, 2006.

A summary of stock option activity for the 2003 Omnibus Plan, the 2001 Plan and the 1998 Plan is as follows:

                                      Range of        Number    Weighted Average   Weighted Average
                                   Exercise Price   of Shares     Exercise Price    Remaining Life
                                  ---------------   ---------   ----------------   ----------------
Outstanding, December 31, 2005    $2.00 - $205.75   1,733,398         $6.01
  Granted                          1.02 -    2.70     722,250          2.21
  Forfeited                        2.24 -  133.75     (55,168)         8.45
                                  ---------------   ---------         -----
Outstanding, September 30, 2006   $1.02 - $205.75   2,400,480         $4.77              8.09
                                  ===============   =========         =====              ====
Exercisable, September 30, 2006   $1.02 - $205.75   1,880,148         $5.45              7.79
                                  ===============   =========         =====              ====

The intrinsic value of options vested at September 30, 2006 was $698. The fair value of options vested at September 30, 2006 was $455,027. At September 30, 2006, there were 520,332 unvested shares outstanding with a weighted average grant date fair value of $1.65.

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

The following table summarizes currently outstanding and exercisable options as of September 30, 2006.

                                     OUTSTANDING                             EXERCISABLE
                   ----------------------------------------------   ----------------------------
                                                 Weighted Average               Weighted Average
Exercise Price       Shares    Remaining Life*    Exercise Price      Shares     Exercise Price
----------------   ---------   ---------------   ----------------   ---------   ----------------
$ 1.02 - $2.15       112,565          7.84            $  1.87          86,440        $  1.95
  2.16 -  2.29       639,143          9.29               2.24         211,184           2.24
  2.30 -  4.00       170,417          7.98               3.19         105,836           3.20
  4.01 -  4.75       746,211          8.08               4.24         746,211           4.24
  4.76 -  5.00       600,200          7.41               5.00         598,533           5.00
  5.01 -  11.50      104,491          6.39               8.59         104,491           8.59
 11.51 -  49.00       12,256          4.72              31.20          12,256          31.20
 49.01 -  87.00        4,700          5.31              51.06           4,700          51.06
 87.01 -  164.00       4,113          1.67             114.55           4,113         114.55
164.01 -  205.75       6,384          1.50             174.47           6,384         174.47
                   ---------                          -------       ---------        -------
                   2,400,480                          $  4.77       1,880,148        $  5.45
                   =========                          =======       =========        =======

*     Weighted average remaining contractual life (in years).

(b) A summary of warrant activity is as follows:

                                                                                           Weighted Average
                                           Range of      Number of   Weighted Average   Remaining Contractual
                                        Exercise Price     Shares     Exercise Price       Life (In Years)
                                        --------------   ---------   ----------------   ---------------------
Outstanding, December 31, 2005(i)       $0.025 - $2.90   5,196,775         $2.35                 4.00
  Granted to 2005 PIPE Holders(ii)                1.98     472,000          1.98                 4.00
  Granted to Placement Agent 2003(iii)    1.50 -  1.77      16,528          1.72                 2.16
  Granted to Placement Agent 2006(iv)             1.15     370,000          1.15                 5.00
                                        --------------   ---------         -----                 ----
Outstanding, September 30, 2006         $0.025 - $2.90   6,055,303         $1.63                 3.61
                                        ==============   =========         =====                 ====
Exercisable, September 30, 2006         $0.025 - $2.90   6,055,303         $1.63                 3.61
                                        ==============   =========         =====                 ====

(i) the exercise price of the warrants to purchase shares of the common stock issued to the investors in the Company's financing transaction completed October 28, 2004 (the "2004 Warrants") was reduced from $2.10 to $1.15 per share of the common stock;

(ii) the exercise price of the warrants to purchase shares of the common stock issued to the investors in the Company's financing transaction completed September 30, 2005 (the "2005 Warrants") was reduced from $2.50 to $1.98 per share, and the number of shares of the common stock issuable upon exercise of the 2005 Warrants was increased from 1,800,000 to 2,272,000; See Footnote 9.

(iii) the exercise price of certain warrants to purchase shares of the common stock issued to designees of the Company's former placement agent, Sunrise Securities Corp. (the "Sunrise Warrants"), was reduced and the number of shares of common stock issuable upon exercise of these Sunrise Warrants was increased from 139,315 to 155,843 as follows:

- the exercise price of certain Sunrise Warrants was decreased from $2.32 to $1.77 per share, and the number of shares of common stock issuable upon exercise of these Sunrise Warrants was increased from 42,282 to 55,559;

- the exercise price of certain Sunrise Warrants was decreased from $1.93 to $1.50 per share, and the number of shares of common stock issuable upon exercise of these Sunrise Warrants was increased from 11,455 to 14,706; and

- the exercise price of certain Sunrise Warrants was decreased from $2.10 to $1.15 per share (no adjustments impacted the remaining Sunrise Warrants).

(iv) The Company granted the placement agent, Musket Research Associates, Inc., 370,000 warrants at an exercise price of $1.15 per share of common stock under the 2006 preferred stock financing.

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

(7) SEGMENT REPORTING

The Company's reportable segments are determined by product type: laser systems; and fibers, accessories and service. The Board of Directors evaluates segment performance based on revenue. Accordingly, all expenses are considered corporate level activities and are not allocated to segments. Also, the Board of Directors does not assign assets to its segments.

This table presents revenues by reportable segment:

                                      Three Months Ended         Nine Months Ended
                                        September 30,              September 30,
                                   -----------------------   -------------------------
                                      2006         2005          2006          2005
                                   ----------   ----------   -----------   -----------
Laser systems                      $1,980,183   $2,193,635   $ 6,125,422   $ 6,762,513
Fibers, accessories, and service    3,340,897    2,389,205     9,847,054     6,725,607
                                   ----------   ----------   -----------   -----------
  Total                            $5,321,080   $4,582,840   $15,972,476   $13,488,120
                                   ==========   ==========   ===========   ===========

The following table represents percentage of revenues and long-lived assets by geographic destination:

                          % of Revenue                 Long-lived Assets
                -------------------------------   ----------------------------
                Nine Months Ended September 30,
                -------------------------------   September 30,   December 31,
                      2006           2005              2006         2005
                    --------       --------       -------------   ------------
United States           75%            75%          $6,226,894     $5,930,287
Asia/Pacific             9%            14%                  --             --
Europe                  12%             8%             400,204        339,141
Other                    4%             3%                  --             --
                      ----           ----           ----------     ----------
Total                  100%           100%          $6,627,098     $6,269,428
                      ====           ====           ==========     ==========

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

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

On October 12, 2005, VNUS served an amended complaint adding two additional parties, AngioDynamics, Inc. and Vascular Solutions, Inc., as defendants. On October 31, 2005, the Company filed an answer to the First Amended Complaint, again denying the allegations of infringement, and counterclaiming against VNUS for a declaration that none of the patents are infringed, that they are all invalid and that two of VNUS' patents are unenforceable for inequitable conduct. The Company is now proceeding with the discovery phase of this litigation. A claim construction hearing was held on October 30, 2006. The court will provide their ruling on the hearing at a later date. The Company intends to continue to defend its position, however, management is unable to predict the outcome of this lawsuit.

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

On August 30, 2006 U.S. District Judge Nathaniel M. Gorton ruled that the '777 patent is valid and enforceable. In granting Diomed's motion for summary judgment; the court rejected defenses advanced by defendants AngioDynamics and Vascular Solutions that Diomed's patent was invalid and unenforceable. The court denied separate motions by each of the parties for summary judgment on the issue of infringement by the defendants, in effect ruling that Diomed is entitled to proceed to trial on its claims for an injunction and damages against the defendants. If the Company does not prevail in the infringement actions and is not be able to exclude third parties from using the Company's EVLT(R) technology, the EVLT(R) patent may be determined to be impaired and the Company's EVLT(R) revenue stream may be adversely affected.

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

(9) PRIVATE PLACEMENT EQUITY FINANCING COMPLETED SEPTEMBER 29, 2006

On September 29, 2006, the Company issued 1,735.4347 shares of preferred stock, each share of which has a stated value of $11,500 per share, for gross proceeds of $10,010,000. The Company issued 870.4348 of these shares to investors who purchased these shares for cash at a price of $11,500 per share, and the Company issued 864.9999 shares to investors who tendered their shares of the 3,975,000 outstanding shares of preferred stock the Company issued in 2005 in exchange for shares of the 2006 preferred stock, all in accordance with the terms of a Securities Purchase Agreement the Company entered into with the investors in July 2006.

Exchange Provisions. At an investor's option, each share of the 2006 preferred stock may be exchanged for shares of the common stock. Subject to applicable limitations on ownership (described below), each share of the 2006 preferred stock is exchangeable for the number of shares of the common stock equal to $11,500 divided by the exchange rate. The exchange rate initially is $1.15 and is subject to certain adjustments, including reduction if we make certain dilutive issuances of equity securities in the future. The antidilution adjustment provides that if the Company sells shares of the common stock (or the rights to acquire the common stock) for a price lower than the then-current exchange rate, the exchange rate will be reduced to the weighted average price of the common stock issued after giving effect to the dilutive issuance.

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

The Company also has the right to require the investors to exchange their shares of the 2006 preferred stock if the trading price of the common stock achieves and remains at a price level of $2.875 per share and certain other conditions are satisfied. Upon a change of control (as defined), shares of the preferred stock will automatically be exchanged for the right to receive either (1) the liquidation preference of the 2006 preferred stock of $13,800 per share or (2) the consideration which would have become payable in the change of control transaction to the holders of the preferred stock in respect of the shares of common stock underlying the preferred stock, whichever is greater. For purposes of the preferred stock, a "change of control" is defined to include only (i) the sale by the Company of all or substantially all of our assets or (ii) a merger, consolidation or other business combination where either (1) the Company is not the surviving entity or (2) either the holders of the Company's capital stock immediately prior to the transaction have 50% or less of the voting rights of the surviving entity or own 50% or less of the outstanding voting securities of the surviving entity immediately following the transaction or the board of directors immediately prior to the transaction comprise 50% or less of the board of directors of the surviving entity. A change in ownership of our outstanding capital stock is excluded from the definition of "change in control."

Redemption. The investors do not have the right to require the Company to redeem their shares of the 2006 preferred stock. The Company, however, has the right to redeem the 2006 preferred stock after the fifth anniversary of the completion of the financing transaction at a price equal to 120% of the issue price, or $13,800 per share.

Dividends. Dividends do not accrue on the 2006 preferred stock unless and until the Company completes a transaction in the future that reduces the effective conversion price of our outstanding convertible debentures below the conversion price in effect upon the completion of the financing transaction, $1.15, as a result of the operation of the anti-dilution rights of the holders of the debentures, but only if at the time of the future transaction the reduction in conversion price affects debentures having an aggregate principal amount of at least $1,000,000. Thereafter, dividends will accrue on the issued and outstanding shares of the 2006 preferred stock at the rate of 15% per annum and will be payable quarterly in arrears.

Voting Rights. The holders of 2006 preferred stock will be entitled to vote on all matters submitted to a vote of the Company's stockholders, together with the holders of common stock, voting as a single class. The holders of 2006 preferred stock will vote their shares on the basis of the number of shares of common stock into which the 2006 preferred stock is then exchangeable (subject to the applicable limitations on ownership described below). If, under the Delaware General Corporation Law, the holders of 2006 preferred stock are required to approve any action by separately voting as a class, the vote of the holders of at least 65% of the outstanding shares of the 2006 preferred stock will be required to approve such action.

Liquidation. The 2006 preferred stock shall be preferred over and senior to the common stock and any other class or series of capital stock created by the Company. Upon the occurrence of any event causing our liquidation or any change of control transaction (as defined) by the Company, the holders of then-outstanding shares of preferred stock will be entitled to receive, from the proceeds of such event or transaction, before any distribution is made to any other class or series of capital stock, an amount equal to the greater of (i) $13,800 per share of the preferred stock or (ii) such amount per share of the preferred stock as would have been payable had each share been exchanged into common stock immediately prior to the event or transaction. If there are sufficient proceeds from the liquidation or change of control transaction (as defined) remaining after the distribution to the holders of the preferred stock, the remaining proceeds will be distributed ratably among the holders of the common stock.

Anti-Dilution Adjustments to the Exchange Rate. The exchange rate of the 2006 preferred stock will be adjusted if the Company offers or sells any common stock or common stock equivalent securities at an effective price per share of less than the exchange rate of the 2006 preferred stock, initially, $1.15. The exchange rate will not be adjusted, however, for the Company's issuance of common stock or common stock equivalent securities exercisable below the exchange rate if such issuance is limited to: (i) shares of common stock or options issued to employees, officers, directors or consultants pursuant to an equity plan approved by the stockholders or (ii) the exchange of exchangeable or convertible securities already outstanding as of the date of the Securities Purchase Agreement.

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

Liquidated Damages. The Company may be required to pay liquidated damages to the investors if the Company fails to timely comply with an investor's request to exchange shares of the 2006 preferred stock for shares of the common stock or if the Company does not timely remove restrictive legends from certificates representing shares of the common stock when requested by the investor and permitted by applicable law. The liquidated damages are payable in the amount of 1% per day of the issue price of the shares of the 2006 preferred stock subject to the investor's request and are subject to an aggregate cap of 25% of the issue price paid by the investor for the 2006 preferred stock (inclusive of any other liquidated damages payable by us in respect of the 2006 preferred stock). If the Company fails to timely issue shares of the common stock upon exchange or remove legends from shares of the common stock when requested by investors and permitted by applicable law and the investor purchases other shares of common stock to settle the sale of shares of common stock that were intended to be settled by shares of common stock issuable upon exchange of the unlegended shares, then the Company may also be required to pay to the investors the difference between the proceeds of sale of the shares of the common stock sold and the price paid for the other shares of the common stock purchased for settlement purposes.

Registration Rights. Upon completing the financing transaction on September 29, 2006, the Company entered into a registration rights agreement among the Company and the investors. Pursuant to the Registration Rights Agreement, the Company agreed to file a registration statement on Form SB-2 with the SEC, registering for public resale the "registrable securities" consisting of the shares of the common stock that are issuable upon exchange of the shares of 2006 preferred stock issued to investors in the financing transaction and the shares of common stock that are issuable upon exercise of the par warrants, as defined under the Securities Purchase Agreement, should any par warrants be issued in lieu of common stock as a result of applicable limitations on ownership.

The Company is required to file the registration statement within 45 days of the closing of the financing transaction, and to use its best efforts to cause the registration statement to be declared effective as soon as practicable but no more than 120 days of the closing of the financing transaction. The Company agreed to pay liquidated damages to the investors if the Company does not file the registration statement within 45 days of the closing date of the financing transaction, if the registration statement is not declared effective within 120 days of the closing date, or is not continually effective for any period that exceeds 20 consecutive days or 30 aggregate days during any 12-month period, or if the common stock does not remain listed on an applicable stock exchange after the effective date of the registration statement. If any of the foregoing occurs, the Company may be required to pay each investor liquidated damages for the period from the date on which such event occurs until the event is cured, at a monthly rate equal to 3% of the original issue price of the 2006 preferred stock, prorated for partial months based on the number of days in the month. The liquidated damages are subject to an aggregate cap of 25% of the issue price paid by the investors for the shares of the 2006 preferred stock (inclusive of any other liquidated damages payable by the Company in respect of the preferred stock).

In accordance with EITF Number 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments," (EITF 00-27), the Company compared the amount allocated to the preferred stock of $10,010,000 to the fair value of the common stock that would be received upon conversion to determine if a beneficial conversion feature existed. The Company determined that a beneficial conversion feature of $469,938 existed and, in accordance with EITF 00-27, amortized that amount immediately to the value of the preferred stock, as the preferred stock is immediately convertible. In accordance with EITF 98-5, this adjustment of $469,938 is analogous to a dividend and recognized as a return to the shareholders and has been included in the beneficial conversion feature of 2006 Preferred Stock in the Company's calculation of Net Loss Applicable to Common stockholders and Basic and Diluted Net Loss per Share. The Company recorded the 2006 preferred stock to permanent equity in accordance with the terms of EITF Abstracts - Appendix D - Topic D-98: Classification and Measurement of Redeemable Securities ("Topic D-98").

The Company also issued 370,000 placement fee warrants to Musket Research Associates, Inc. ("MRA") and $610,600 in cash in consideration of services to both MRA and Roth Capital Partners. The placement fee warrants are exercisable for five years from the date of listing with the American Stock Exchange at an exercise price of $1.15 per share, subject to reduction in the case of dilutive issuances.

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

In addition, the holders of the Placement Fee Warrants may exercise their warrants by means of a "cashless exercise" instead of paying cash to the Company upon exercise, in which case the holder shall be entitled to receive a certificate for the number of warrant shares equal to the quotient obtained by dividing [(A-B)(X)] by (A), where:

      A = the VWAP on the Trading Day immediately preceding the date of such election;

      B = the Exercise Price of this warrant, as adjusted; and

      X = the number of Warrant Shares issuable upon exercise of this Warrant in accordance with the terms of this Warrant by means of a cash exercise rather than a cashless exercise

Where:

"VWAP" means, for any security as of any date, the price determined by the first of the following clauses that applices: (a) if the common stock is then listed or quoted on a Trading Market, the daily volume weighted average price of the common stock for such date on the Trading Market on which the common stock is then listed or quoted as reported by Bloomberg Financial L.P. (based on a Trading Day from 9:30 a.m. Eastern Time to 4:02 p.m. Eastern Time); (b) if the common stock is not then listed or quoted on a Trading Market and if prices for the common stock are then quoted on the OTC Bulletin Board, the volume weighted average price of the common stock for such date on the OTC Bulletin Board; (c) if the common stock is not then listed or quoted on the OTC Bulletin Board and if prices for the common stock are then reported in the "Pink Sheets" published by the National Quotation Bureau Incorporated (or a similar organization or agency succeeding to its functions of reporting prices), the most recent bid price per share of the common stock so reported; or (d) in all other cases, the fair market value of a share of common stock as determined by an independent appraiser selected in good faith by the holders of the preferred stock and reasonably acceptable to the Corporation, where "Trading Day" means a day on which the common stock is traded on a Trading Market, and "Trading Market" means the following markets or exchanges on which the common stock is listed or quoted for trading on the date in question: the Nasdaq SmallCap Market, the American Stock Exchange, the New York Stock Exchange or the Nasdaq National Market.

Effect on 2005 Preferred Stock

As a result of the 2006 preferred stock financing, the Company exchanged the 2005 preferred stock for new 2006 preferred stock. As illustrated in EITF Topic D-42: The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock, ("Topic D-42"), the preferred stockholders received additional value as the exchange price was adjusted down below the original effective exchange price. The Company compared the excess of the fair value of the consideration transferred to the holders of the 2005 preferred stock over the carrying amount of the 2005 preferred stock in the Company's balance sheet to approximate the return to the 2005 preferred stockholder. For the purposes of calculating the excess of (1) the fair value of the consideration transferred to the holders of the 2005 preferred stock over
(2) the carrying amount of the 2005 preferred stock in the registrant's balance sheet, the carrying amount of the 2005 preferred stock was reduced by the issuance costs of the 2005 preferred stock.

Accordingly, since the value of the 864.999 shares of 2006 preferred stock can be exchanged for common stock at the ratio of 1 for 10,000 common shares, multiplied by the market price of common stock on the day of the closing ($1.20) was $10,379,988; and the carrying value of $8,248,993 less the issuance costs of $849,444 represents $7,399,549; the residual fair value of $2,980,439 was recorded as an increase to preferred stock and a decrease to Additional Paid-in Capital. The Company also recorded the $2,980,439 as a deemed dividend on the exchange of the 2005 preferred stock in the calculation of basic and diluted earnings per share. The 2005 preferred stock fair value of $11,229,432 was reclassified to permanent equity as a result of the exchange and included within the 2006 Preferred Stock on the Company's Balance Sheet in accordance with Topic D-98.

As a result of the exchange and the corresponding implementation of a liquidated damages cap in an amount that represents a reasonable percentage discount of the fair value of an unregistered share versus a registered share, the warrants are no longer required to be accounted for as a liability under EITF 00-19. Therefore, the warrant liability of $926,771 was marked to market one final time at September 29, 2006, through a charge to the Statement of Operations in the amount of $68,995, and then reclassified to Additional Paid-in Capital.

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

In accordance with the contingent anti-dilution terms of the 2005 preferred stock warrant agreement, the exercise price and number of warrants originally issued to the 2005 preferred stockholders were adjusted so that the number of warrants increased by 472,000 and the exercise price decreased to $1.98.

Increasing rate dividends and cash dividends of the 2005 Preferred Stock were eliminated when the 2005 preferred stock was exchanged for the 2006 preferred stock.

Effect on 2004 Convertible Debentures

The Company determined that the conversion and exercise price changes were not modifications to the terms of their respective agreements, but were executions of contingent conversion options within those agreements. Under EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments" ("EITF 00-27"), the Task Force reached a consensus that if the terms of a contingent conversion option do not permit an issuer to compute the number of shares that the holder would receive if the contingent event occurs and the conversion price is adjusted, an issuer should wait until the contingent event occurs and then compute the resulting number of shares that would be received pursuant to the new conversion price.

Prior to the transaction, the 2004 debt was convertible into 1,620,961 shares, and after the 2006 Preferred Stock Financing the 2004 debt is convertible into 3,227,826 shares. The difference of 1,606,865 shares multiplied by the market price of our common stock on the date of the closing of $1.20 results a new fair value of $3,631,516. Because the result was in excess of the carrying value of the debt, the Company recorded a discount of $2,255,843. This debt discount will be accreted back to debt over the remaining two year term of the 2004 convertible debt agreement through charges against non-cash interest expense in the Company's Statements of Operations.

The exercise price of warrants originally issued to the 2004 debt holders was adjusted so that the exercise price decreased to $1.15 in accordance with the original contingent anti-dilution terms of those 2004 debenture agreements.

(10) SUBSEQUENT EVENTS

Commitment for Luminetx Investment

Under separate agreement entered into on August 4, 2006, the Company agreed to fund the $500,000 investment in two equal installments, one of which was paid upon execution of the August 4, 2006 agreement, and the other was subsequently paid on October 30, 2006. Effective August 4, 2006, and with the initial payment, the Company was issued 250,000 shares of preferred stock and 50,000 warrants under the same terms as the private placement financing announced by Luminetx on November 4, 2005. These shares and warrants were held as collateral by Luminetx until the Company funded the remaining $250,000 installment on October 30, 2006.

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

In view of our relatively limited operating history, we have limited experience forecasting our revenues and operating costs. Therefore, we believe that period-to-period comparisons of financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. To date, the Company has incurred substantial costs to create or acquire our products. As of September 30, 2006, we had an accumulated deficit of approximately $88 million including $17.5 million in non-cash interest expense, $935,000 gain related to the adjustment of the market value for the warrant liability, and $444,000 in SFAS 123R compensation expense. We may continue to incur operating losses due to spending on research and development programs, clinical trials, regulatory activities, and sales, marketing and administrative activities. This spending may not correspond with any meaningful increases in revenues in the near term, if at all. As such, these costs may result in losses until such time as the Company generates sufficient revenue to offset such costs.

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

EVLT(R) was a primary source of revenue in the first three quarters of 2006, and will continue to be our primary source of revenue in 2006. We believe that EVLT(R) will achieve a high level of commercial acceptance due to its relative short recovery period, immediate return to the patient's normal routine barring vigorous physical activities, reduced pain and minimal scarring, and reduced costs compared to other treatments for varicose veins. We developed our EVLT(R) product line as a complete clinical solution and marketing model, including a laser, disposable kit, clinical training and customized marketing programs, to assist office-based and hospital-based physicians in responding to the growing demand for treatment of varicose veins in a minimally invasive manner. We have also published a health insurance reimbursement guide to assist physicians in the reimbursement submission process. We believe that these attributes, in addition to EVLT(R)'s superior clinical trial results, provide EVLT(R) with a competitive advantage over competing traditional and minimally invasive varicose vein treatment products.

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

(2) RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2005

REVENUE

Diomed delivered revenue for the three months ended September 30, 2006 of $5,321,000, increasing approximately $738,000, or 16%, from $4,583,000 for the same period in 2005. Revenue from the EVLT(R) product line increased 22% over the same period last year, including growth of 44% in disposable procedure product revenue, demonstrating the continued and growing acceptance of EVLT(R) by the medical community and patients alike.

In the three months ended September 30, 2006, approximately $1,980,000, or 37%, of our total revenue was derived from laser sales, as compared to approximately $2,194,000, or 48%, in the same period in 2005. In the three months ended September 30, 2006, approximately $3,341,000, or 63%, of our total revenues were from sales of disposable fibers and kits, accessories, service and VeinViewer(TM), as compared to approximately $2,389,000, or 52%, in the same period in 2005. We expect the proportion of revenue derived from disposables to increase as we establish a larger base of installed lasers and the number of EVLT(R) procedures performed grows.

The increase in revenue is attributable primarily to:

      -     increased penetration in the EVLT(R) market,

      - the compounding impact of the recurring revenue stream from disposable sales to both new and existing customers,

      - the impact of increased acceptance of the EVLT(R) procedure and expanded reimbursement coverage by health care insurers.

COST OF REVENUE AND GROSS PROFIT

Cost of revenue for the three months ended September 30, 2006 was $3,042,000, increasing approximately $531,000, or 21%, from $2,511,000 for the three months ended September 30, 2005. The increase in cost of revenue in 2006 was primarily a result of increased revenues and lower overhead absorption.

Gross profit for the three months ended September 30, 2006 was $2,279,000, increasing approximately $208,000, or 10% from $2,071,000 from the three months ended September 30, 2005. The increase in gross profit in 2006 was primarily a result of incremental sales volume. On a percent-of-sales-basis, the gross profit of 43% decreased two percentage points compared with the gross margin of 45% in the prior year. The reduction in margin was a result a less favorable product mix and lower overhead absorption, which offset favorable pricing variances. We believe that gross profit as a percentage of sales may reach 60%, or more, assuming increases in sales volume and pricing adjustments that may occur after successful completion of the '777 patent litigation.

OPERATING EXPENSES

RESEARCH AND DEVELOPMENT EXPENSES for the three months ended September 30, 2006 of $423,000, increased by $19,000, or 5%, from the three months ended September 30, 2005. We expect R&D expenditures to remain relatively stable, as we continue to drive product functionality, cost improvements, and other enhancements.

SELLING AND MARKETING EXPENSES for the three months ended September 30, 2006 of $2,687,000, increased $606,000, or 29%, over the three months ended September 30, 2005. The increase was driven by an expansion in the size of the sales force of $289,000 and higher sales commissions resulting from the increased sales volume, and increased sales and marketing expenditures in support of the sales efforts. We anticipate continued increased expenses resulting from the larger sales organization and increased commissions due to expected increases in volume.

GENERAL AND ADMINISTRATIVE EXPENSES for the three months ended September 30, 2006 of $1,907,000, increased $95,000, or 5%, from the three months ended September 30, 2005. The increase was primarily attributable to $67,000 in SFAS 123R stock based compensation costs, in accordance with SFAS 123R incurred in the three months ended September 30, 2006 as well as $126,000 in other administration costs, reduced by Sarbanes-Oxley costs of $106,000, as initial internal control assessment costs incurred in the three-months ended September 30, 2005 did not reoccur in the three months ended September 30, 2006. Total legal costs during the quarter decreased by $24,000 to $718,000 and included a reduction in the continuing cost of litigation against our primary laser competitors, partially offset by an increase in the cost of litigation in the VNUS Medical Technologies, Inc. ("VNUS") litigation.

We anticipate general and administrative expenses to remain at this level as we continue to incur legal fees in connection with our intellectual property '777 patent infringement actions lawsuits, some of which we expect to proceed to trial in early 2007, as well as defense costs pertaining to the patent infringement action initiated by VNUS.

LOSS FROM OPERATIONS

As a result of the factors outlined above, the loss from operations for the three months ended September 30, 2006 was $2,738,000, increasing $513,000 from $2,225,000 for the three months ended September 30, 2005, as the expansion of our sales and marketing efforts during the quarter drove incremental revenue, which was offset by an increase in sales and marketing costs.

OTHER (INCOME) EXPENSE, NET

Other expense, net for the three months ended September 30, 2006 was $242,000, compared to other expense, net of $134,000 for the three months ended September 30, 2005. Other expense, net for the three months ended September 30, 2006 includes $69,000 for the non-cash, non-operating charge, for the effect of the change in market value of the warrants issued in the private placement financing completed on September 30, 2005.

As a result of the financing closed on September 29, 2006, the Company marked to market the warrant obligation for a final time and reclassified its mezzanine level preferred stock and warrant liability to permanent equity.

NET LOSS

Net loss for the three months ended September 30, 2006 was $2,979,000 compared to $2,359,000 for three months ended September 30, 2005. The expansion of our sales and marketing efforts during the three months ended September 30, 2006 drove incremental revenue, resulting in increased gross margin, increased commissions, and increases in other sales and marketing costs. Also, included in the net loss is $126,000 in non-cash charges in accordance with SFAS 123R for the fair value of stock options issued to employees and directors. This expense has been allocated between Selling, General and Administrative and Cost of Sales departmental expenses.

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS

Net loss applicable to common stockholders for the three months ended September 30, 2006 was $6,746,000, or $0.35 per share, compared to $3,122,000, or $0.16 per share, for the three months ended September 30, 2005. During 2005, we agreed to pay cash dividends to holders of the 2005 preferred stock. These cash dividends amounted to $149,000 during the three months ended September 30, 2006. In addition, because the dividend percentage was considered below market for accounting purposes, we recorded an incremental non-cash dividend of $167,000 to reflect an effective interest rate of 16.5%. As a result of the preferred stock financing closed on September 29, 2006, the 2005 preferred stock was exchanged for the 2006 preferred stock, which does not accrue dividends unless a future dilutive financing is completed within certain terms. Therefore, the Company will cease paying or accreting these dividends on a prospective basis. The 2006 preferred stock does not currently accrue dividends.

Upon completion of the 2006 preferred stock financing, the company recorded a one-time, non-cash, non-operating beneficial conversion feature charge of $469,938, since the market price of the Company's common stock on September 29, 2006 of $1.20 was above the $1.15 effective conversion price of the immediately convertible preferred stock. The Company also recorded a one-time, non-cash, non-operating deemed dividend of $3.0 million on the exchange of the 2005 preferred stock for the 2006 preferred stock.

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2005

REVENUE

Diomed delivered revenue for the nine months ended September 30, 2006 of $15,972,000, increasing approximately $2,484,000, or 18%, from $13,488,000 for the nine months ended September 30, 2005. Revenue from the EVLT(R) product line increased 23% over the nine months ended September 30, 2005.

For the nine months ended September 30, 2006, approximately $6,125,000, or 38%, of our total revenue was derived from laser sales, as compared to approximately $6,763,000 or 50%, in the nine months ended September 30, 2005. In the nine months ended September 30, 2006, approximately $9,847,000, or 62%, of our total revenues were derived from sales of disposable fibers and kits, accessories, service and VeinViewer(TM), as compared to approximately $6,726,000, or 50%, in the nine months ended September 30, 2005. We expect the proportion of revenue derived from disposables to increase as we establish a larger base of installed lasers and the number of EVLT(R) procedures performed grows.

The increase in revenue is attributable primarily to:

      -     increased penetration in the EVLT(R) market,

      - the compounding impact of the recurring revenue stream from disposable sales to both new and existing customers,

      - the impact of increased acceptance of the EVLT(R) procedure and expanded reimbursement coverage by health care insurers.

COST OF REVENUE AND GROSS PROFIT

Cost of revenue for the nine months ended September 30, 2006 was $8,786,000, increasing approximately $1,461,000, or 20%, from $7,325,000 for the same period in 2005. The increase in cost of revenue in 2006 was driven by the corresponding increase in the number of disposable products sold. Cost of revenue, as a percentage of sales of 55%, was comparable to cost of revenue on a year-to-year basis.

Gross profit for the nine months ended September 30, 2006 was $7,186,000, increasing approximately $1,023,000 from $6,163,000 for the same period in 2005. On a percent-of-sales-basis, gross profit of 45% was comparable with the gross margin in the prior year, as fixed cost leverage from incremental sales volume was offset by unfavorable product mix. We believe that gross profit as a percentage of sales may reach 60%, or more, assuming increases in sales volume and pricing adjustments that may occur after successful completion of the '777 patent litigation.

OPERATING EXPENSES

RESEARCH AND DEVELOPMENT EXPENSES for the nine months ended September 30, 2006 were $1,140,000, a decrease of $11,000, or 1%, from the same period in 2005. We expect R&D expenditures to remain relatively stable, as we continue to drive product functionality, cost improvements, and other enhancements.

SELLING AND MARKETING EXPENSES for the nine months ended September 30, 2006 were $8,490,000, an increase of $1,797,000, or 27%, over 2005. The increase was driven by an expansion in the size of the sales force of $1,052,000 and higher sales commissions resulting from the increased sales volume, and increased sales and marketing expenditures in support of the sales efforts.

GENERAL AND ADMINISTRATIVE EXPENSES for the nine months ended September 30, 2006 were $5,865,000, an increase of $390,000, or 7%, from the same period in 2005. The increase was primarily attributable to incremental legal fees of $339,000 and SFAS 123R expenses of $274,000, as we implemented SFAS 123R in the nine months ended September 30, 2006. These increased costs were offset by decreased Sarbanes-Oxley costs of $179,000, as initial internal control assessment costs incurred in the nine-months ended September 30, 2005 did not reoccur in the nine months ended September 30, 2006. Legal expenses included the continuing cost of patent litigation against four competitors commenced during 2004, as well as defense costs pertaining to the patent infringement action initiated by VNUS.

LOSS FROM OPERATIONS

Loss from operations for the nine months ended September 30, 2006 was $8,310,000, an increase of approximately $1,153,000 from the same period in 2005, as incremental gross profit from an increased revenue base was primarily offset by increased selling and marketing expense and legal costs related to our patent litigation.

OTHER (INCOME) EXPENSE, NET

Other income for the nine months ended September 30, 2006 was $684,000, compared to other expense, net of $1,691,000 for the same period in 2005. Other income in the nine months ended September 30, 2006 includes $971,000 for the non-cash, non-operating gain, after giving effect to the change in market value of the warrants issued in the private placement financing completed on September 30, 2005. Other income also includes the non-operating impact of the theft of trade secrets settlement with Vascular Solutions, Inc.

Interest expense in the nine months ended September 30, 2005 included non-cash charges totaling $1,404,000 related to the amortization and acceleration of the debt discount related to the first quarter 2005 conversion of $3,288,000 in debt issued in the September 28, 2004 equity and debt financing.

As a result of the financing closed on September 29, 2006, the Company marked to market the warrant obligation for a final time and reclassified its mezzanine level preferred stock and warrant liability to permanent equity.

NET LOSS

Net loss for the nine months ended September 30, 2006 was $7,626,000 compared to $8,847,000 for the same period 2005. The expansion of our sales and marketing efforts during the year drove incremental revenue, which was offset by the increased legal costs and supplemented by $971,000 for the non-cash, non-operating gain on warrant liability, after giving effect to the change in market value of the warrants issued in the private placement financing completed on September 30, 2005.

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS

Net loss applicable to common stockholders was $12,007,000, or $0.62 per share, compared to $9,610,000, or $0.50 per share, for the same period 2005.
During 2005, we agreed to pay cash dividends to holders of the preferred stock. These cash dividends amounted to $447,000 during the nine months ended September 30, 2006. In addition, because the dividend percentage was considered below market for accounting purposes, we recorded an incremental non-cash dividend to reflect an effective interest rate of 16.5%. As a result, in the nine months ended September 30, 2006, we recorded $484,000 of non-cash preferred stock dividend. As a result of the preferred stock financing closed on September 29, 2006, the 2005 preferred stock was exchanged for the 2006 preferred stock and the Company will cease paying and accreting these dividends on a prospective basis. The 2006 preferred stock does not currently accrue dividends.

Upon completion of the 2006 preferred stock financing, the company recorded a one-time, non-cash, non-operating beneficial conversion feature charge of $469,938, since the market price of the Company's common stock on September 29, 2006 of $1.20 was above the $1.15 effective conversion price of the immediately convertible preferred stock. The Company also recorded a one-time, non-cash, non-operating deemed dividend of $3.0 million on the exchange of the 2005 preferred stock for the 2006 preferred stock.

(3) LIQUIDITY, CAPITAL RESOURCES AND CAPITAL TRANSACTIONS

CASH POSITION AND CASH FLOW

The Company has financed its operations primarily through private placements of common stock and preferred stock, and private placements of convertible notes and short-term notes and credit arrangements. The Company had cash and short-term investment balances of approximately $13,440,000 and $13,129,000 at September 30, 2006 and December 31, 2005, respectively.

CASH USED IN OPERATIONS

Cash used in operations for the nine months ended September 30, 2006 was $7,958,000. The cash used in operations reflects the net loss of $7,626,000 which includes $2,212,000 in legal fees incurred in asserting our EVLT(R) patent and $444,000 for stock based compensation. The cash flow impact of the net loss was offset by changes in working capital balance sheet accounts.

CASH PROVIDED BY INVESTING

Cash provided by investing activities for the nine months ended September 30, 2006 was approximately $2,363,000, including purchases of marketable securities of $687,000, proceeds from maturities of marketable securities of $3,800,000, $250,000 paid to Luminetx per our distribution agreement and purchases of computer and demonstration equipment of $500,000.

CASH PROVIDED BY FINANCING

Cash provided by financing activities for the nine months ended September 30, 2006 was $9,017,000, consisting of $250,000 for the final EVLT(R) technology acquisition obligation and $447,000 in dividends paid to the September 2005 PIPE investors, offset by net proceeds of $9,349,000 from the preferred stock financing closed on September 29, 2006.

BANK LINES OF CREDIT

Diomed, Ltd., the Company's United Kingdom-based subsidiary, utilizes an overdraft facility as well as an accounts receivable line of credit with Barclays Bank, limited to the lesser of (GBP)100,000 or 80% of eligible accounts receivable. We received a waiver to increase the overdraft to 80% of accounts receivable or $420,519 at September 30, 2006. The credit line bears interest at a rate of 2.5% above Barclays' base rate (4.75% at September 30, 2006) and borrowings are due upon collection of receivables from customers. As security for the line of credit, Barclay's Bank has a lien on all of the assets of Diomed Ltd., excluding certain intellectual property. As of September 30, 2006, there was $420,519 outstanding and at December 31, 2005, there was approximately $53,924 outstanding under this line of credit.

FUTURE AVAILABILITY OF CREDIT

As of September 30, 2006, other than the security under the Barclays Bank line of credit, our assets were not subject to any liens or encumbrances. Therefore, these unencumbered assets may be available as security for credit facilities we may seek in the future. However, under the terms of the convertible debentures that we issued on October 25, 2004, we agreed that, so long as at least 10% of the original principal amount of any debenture was outstanding, we would not incur indebtedness or create a lien that is senior to or having an equal priority with our obligations under the debentures, except for purchase money security interests and otherwise to the extent that we do so in the ordinary course of our business. As of September 30, 2006, two of the three investors who purchased debentures in 2004 continued to hold debentures of at least 10% of the original principal amount. Also, under the terms of the September 29, 2006 financing transaction, we agreed that so long as any investor owned at least 25% of the shares of preferred stock initially purchased, we would not incur indebtedness (other than ordinary course trade payables and installment loans) in excess of $1 million (including the Barclays Bank line of credit) without prior approval of the holders of the 65% of the outstanding 2006 preferred stock.

PRIVATE PLACEMENT EQUITY FINANCING COMPLETED SEPTEMBER 29, 2006

Description of the 2006 preferred stock

On September 29, 2006, we issued 1,735.4347 shares of preferred stock, each share of which has a stated value of $11,500 per share. We issued 870.4348 of these shares to investors who purchased these shares for cash at a price of $11,500 per share, and we issued 864.9999 shares to investors who tendered 3,975,000 shares of preferred stock we issued in 2005, all in accordance with the terms of a Securities Purchase Agreement we entered into with the investors in July 2006.

      Exchange Provisions. At an investor's option, each share of the 2006 preferred stock may be exchanged for shares of the common stock. Subject to applicable limitations on ownership (described below), each share of the 2006 preferred stock is exchangeable for the number of shares of the common stock equal to $11,500 divided by the exchange rate. The exchange rate initially is $1.15 and is subject to certain adjustments, including reduction if we make certain dilutive issuances of equity securities in the future. The antidilution adjustment provides that if we sells shares of the common stock (or the rights to acquire the common stock) for a price lower than the then-current exchange rate, the exchange rate will be reduced to the weighted average price of the common stock issued after giving effect to the dilutive issuance.

We also have the right to require the investors to exchange their shares of the 2006 preferred stock if the trading price of the common stock achieves and remains at a price level of $2.875 per share and certain other conditions are satisfied. Upon a change of control (as defined), shares of the preferred stock will automatically be exchanged for the right to receive either (1) the liquidation preference of the 2006 preferred stock of $13,800 per share or (2) the consideration which would have become payable in the change of control transaction to the holders of the preferred stock in respect of the shares of common stock underlying the preferred stock, whichever is greater. For purposes of the preferred stock, a "change of control" is defined to include only (i) the sale by us of all or substantially all of our assets or (ii) a merger, consolidation or other business combination where either (1) we are not the surviving entity or (2) either the holders of our capital stock immediately prior to the transaction have 50% or less of the voting rights of the surviving entity or own 50% or less of the outstanding voting securities of the surviving entity immediately following the transaction or the board of directors immediately prior to the transaction comprise 50% or less of the board of directors of the surviving entity. A change in ownership of our outstanding capital stock is excluded from the definition of "change in control."

We did not structure the definition of "change of control" for the purpose of discouraging a takeover of the Company. Rather, we defined "change of control" in this manner to ensure that the 2006 preferred stock would not become redeemable by the holders as a result of an event outside of our control. We believe that under applicable accounting standards, this, together with the other terms and conditions of the 2006 preferred stock, enabled us to categorize the 2006 preferred stock as stockholders' equity on our balance sheet, which in turn will assist us in complying with the minimum stockholders' equity required by the AMEX in its continued listing criteria.

      Redemption. The investors do not have the right to require us to redeem their shares of the 2006 preferred stock. We, however, have the right to redeem the 2006 preferred stock after the fifth anniversary of the completion of the financing transaction at a price equal to 120% of the issue price, or $13,800 per share.

      Dividends. Dividends do not accrue on the 2006 preferred stock unless and until we complete a transaction in the future that reduces the effective conversion price of our outstanding convertible debentures below the conversion price in effect upon the completion of the financing transaction (or, $1.15), as a result of the operation of the antidilution rights of the holders of the debentures, but only if at the time of the future transaction the reduction in conversion price affects debentures having an aggregate principal amount of at least $1,000,000. Thereafter, dividends will accrue on the issued and outstanding shares of the 2006 preferred stock at the rate of 15% per annum and will be payable quarterly in arrears.

      Voting Rights. The holders of 2006 preferred stock will be entitled to vote on all matters submitted to a vote of our stockholders, together with the holders of common stock, voting as a single class. The holders of 2006 preferred stock will vote their shares on the basis of the number of shares of common stock into which the 2006 preferred stock is then exchangeable (subject to the applicable limitations on ownership described below). If, under the Delaware General Corporation Law, the holders of 2006 preferred stock are required to approve any action by separately voting as a class, the vote of the holders of at least 65% of the outstanding shares of the 2006 preferred stock will be required to approve such action.

      Liquidation. The 2006 preferred stock shall be preferred over and senior to the common stock and any other class or series of capital stock created by the Company. Upon the occurrence of any event causing our liquidation or any change of control transaction (as defined) by the Company, the holders of then-outstanding shares of preferred stock will be entitled to receive, from the proceeds of such event or transaction, before any distribution is made to any other class or series of capital stock, an amount equal to the greater of (i) $13,800 per share of the preferred stock or (ii) such amount per share of the preferred stock as would have been payable had each share been exchanged into common stock immediately prior to the event or transaction. If there are sufficient proceeds from the liquidation or change of control transaction (as defined) remaining after the distribution to the holders of the preferred stock, the remaining proceeds will be distributed ratably among the holders of the common stock.

      Anti-Dilution Adjustments to the Exchange Rate. The exchange rate of the 2006 preferred stock will be adjusted if we offer or sell any common stock or common stock equivalent securities at an effective price per share of less than the exchange rate of the 2006 preferred stock, (initially, $1.15). The exchange rate will not be adjusted, however, for our issuance of common stock or common stock equivalent securities exercisable below the exchange rate if such issuance is limited to: (i) shares of common stock or options issued to employees, officers, directors or consultants pursuant to an equity plan approved by the stockholders or (ii) the exchange of exchangeable or convertible securities already outstanding as of the date of the Securities Purchase Agreement.

      Liquidated Damages. We may be required to pay liquidated damages to the investors if we fail to timely comply with an investor's request to exchange shares of the 2006 preferred stock for shares of the common stock or if we do not timely remove restrictive legends from certificates representing shares of the common stock when requested by the Investor and permitted by applicable law. The liquidated damages are payable in the amount of 1% per day of the issue price of the shares of the 2006 preferred stock subject to the investor's request and are subject to an aggregate cap of 25% of the issue price paid by the Investor for the 2006 preferred stock (inclusive of any other liquidated damages payable by we in respect of the 2006 preferred stock). If we fail to timely issue shares of the common stock upon exchange or remove legends from shares of the common stock when requested by investors and permitted by applicable law and the investor purchases other shares of common stock to settle the sale of shares of common stock that were intended to be settled by shares of common stock issuable upon exchange of the unlegended shares, then we may also be required to pay to the investors the difference between the proceeds of sale of the shares of the common stock sold and the price paid for the other shares of the common stock purchased for settlement purposes.

In accordance with EITF Number 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments," (EITF 00-27), we compared the amount allocated to the preferred stock of $10,010,000 to the fair value of the common stock that would be received upon conversion to determine if a beneficial conversion feature existed. We determined that a beneficial conversion feature of $469,938 existed and, in accordance with EITF 00-27, amortized that amount immediately to the value of the preferred stock, as the preferred stock is immediately convertible. In accordance with EITF 98-5, this adjustment of $469,938 is analogous to a dividend and recognized as a return to the shareholders and has been included in the beneficial conversion feature of 2006 Preferred Stock in the Company's calculation of Net Loss Applicable to Common stockholders and Basic and Diluted Net Loss per Share. We recorded the 2006 preferred stock to permanent equity in accordance with the terms of EITF Abstracts - Appendix D - Topic D-98:
Classification and Measurement of Redeemable Securities ("Topic D-98").

We also issued 370,000 placement fee warrants to Musket Research Associates, Inc. ("MRA") and $610,600 in consideration of services to both MRA and Roth Capital Partners. The placement fee warrants are exercisable for five years from the date of listing with the American Stock Exchange at an exercise price of $1.15 per share, subject to reduction in the case of dilutive issuances.

In addition, the holders of the Placement Fee Warrants may exercise their warrants by means of a "cashless exercise" instead of paying cash to us upon exercise, in which case the holder shall be entitled to receive a certificate for the number of warrant shares equal to the quotient obtained by dividing [(A-B)(X)] by (A), where:

      A = the VWAP on the Trading Day immediately preceding the date of such election;

      B = the Exercise Price of this warrant, as adjusted; and

      X = the number of Warrant Shares issuable upon exercise of this Warrant in accordance with the terms of this Warrant by means of a cash exercise rather than a cashless exercise

Where:

"VWAP" means, for any security as of any date, the price determined by the first of the following clauses that applices: (a) if the common stock is then listed or quoted on a Trading Market, the daily volume weighted average price of the common stock for such date on the Trading Market on which the common stock is then listed or quoted as reported by Bloomberg Financial L.P. (based on a Trading Day from 9:30 a.m. Eastern Time to 4:02 p.m. Eastern Time); (b) if the common stock is not then listed or quoted on a Trading Market and if prices for the common stock are then quoted on the OTC Bulletin Board, the volume weighted average price of the common stock for such date on the OTC Bulletin Board; (c) if the common stock is not then listed or quoted on the OTC Bulletin Board and if prices for the common stock are then reported in the "Pink Sheets" published by the National Quotation Bureau Incorporated (or a similar organization or agency succeeding to its functions of reporting prices), the most recent bid price per share of the common stock so reported; or (d) in all other cases, the fair market value of a share of common stock as determined by an independent appraiser selected in good faith by the holders of the preferred stock and reasonably acceptable to the Corporation, where "Trading Day" means a day on which the common stock is traded on a Trading Market, and "Trading Market" means the following markets or exchanges on which the common stock is listed or quoted for trading on the date in question: the Nasdaq SmallCap Market, the American Stock Exchange, the New York Stock Exchange or the Nasdaq National Market.

Description of the Transaction Documents

      Securities Purchase Agreement

The following summary sets forth the provisions of the Securities Purchase
Agreement:

On July 27, 2006, we entered into a Securities Purchase Agreement with the investors, under which we agreed to issue and sell to the investors an aggregate of 1,735.4347 shares of the 2006 preferred stock. Of this total, we agreed to sell 870.4348 shares of the 2006 preferred stock for cash at a price per share of $11,500 per share, which will result in gross proceeds of $10,010,000 to the Company. We agreed to issue the other 864.9999 shares of the 2006 preferred stock in exchange for all 3,975,000 currently outstanding shares of the 2005 preferred stock. Each share of the 2006 preferred stock will be exchangeable for 10,000 shares of our common stock. For a discussion of the terms and conditions on which we and the investors have agreed that the shares of the 2006 preferred stock may be exchanged, see "Description of the 2006 Preferred Stock," above. Following the completion of the transactions set forth in the Securities Purchase Agreement on September 29, 2006, no shares of the 2005 preferred stock were issued or outstanding, and 1,735.4347 shares of the 2006 preferred stock were issued and outstanding. The shares of the 2006 preferred stock then issued and outstanding exchangeable for, in the aggregate, 17,354,347 shares of common stock.

      Form of Par Warrant

The Securities Purchase Agreement places limitations on ownership on the investors of either 4.99% of the total outstanding shares of common stock or 9.99% of the outstanding shares of common stock (depending on the particular investor). To the extent that exchanging shares of the 2006 preferred stock for shares of common stock would violate these limitations on ownership of the common stock, we may issue a common stock purchase warrant (the "Par Warrant"), exercisable for the number of shares of our common stock which exceeds the shares that the Investor could have acquired if not for the limitation on ownership.

The following summarizes the terms of the Par Warrants:

Each Par Warrant will be exercisable for a purchase price of $0.001 per share for a period of five years from the date the Par Warrant is issued to investor. The Par Warrants are exercisable by the holder at any time (subject to common stock ownership limitations) by delivering a Notice of Exercise Form to us in substantially the form attached to the Par Warrants, provided that the investor delivers the original Par Warrant to us within three days of sending the Notice of Exercise to us. No Par Warrant exercise will be accepted by us if such exercise causes the common stock ownership of the investor exercising the Par Warrant to exceed the limitation on common stock ownership set forth in the Securities Purchase Agreement applicable to such investor. We agreed to register the shares of common stock underlying the Par Warrants on the same registration statement as the other Securities and upon the terms set forth in the Registration Rights Agreement.

Upon an investor's exercise of its Par Warrant, we will deliver to the investor a certificate representing the shares underlying the exercised Par Warrant within two trading days of the exercise date. If at any time we fail to deliver the common stock underlying the Par Warrant to an investor upon the investor's proper exercise of the Par Warrant, we will pay the investor any difference in market price of such shares of common stock on the date the common stock should be delivered and the date the common stock is actually delivered to the investor. Penalties under the Par Warrant are subject to the 25% cap on liquidated damages set forth in the Securities Purchase Agreement.

The exercise price of the Par Warrants will be adjusted in the event of any stock dividends, stock splits, distributions of our assets and pro rata distribution by we of convertible securities or instruments to holders of common stock. Additionally, in the event we undergoe a change of control (as defined), liquidation, share exchange or other fundamental transaction, the Par Warrant holder will have the right to receive the stock, cash or other property such holder would have received had the Par Warrant holder held the number of shares of common stock for which the Par Warrant is exercisable.

The laws of New York would govern the construction and enforcement of the Par Warrants.

      Registration Rights Agreement

Upon completing the financing transaction on September 29, 2006, we entered into a registration rights agreement among us and the investors. Pursuant to the Registration Rights Agreement, we agreed to file (at our expense) a registration statement on Form SB-2 with the SEC, registering for public resale the "registrable securities" consisting of the shares of the common stock that are issuable upon exchange of the shares of 2006 preferred stock issued to investors in the financing transaction and the shares of common stock that are issuable upon exercise of the Par Warrants, should any Par Warrants be issued in lieu of common stock as a result of applicable limitations on ownership.

We were required to file the registration statement within 45 days of the closing of the financing transaction and to use our best efforts to cause the registration statement to be declared as soon as practicable, but no more than 120 days of the closing of the financing transaction. We agreed to pay liquidated damages to the investors if we do not file the registration statement within 45 days of the closing date of the financing transaction; if the registration statement is not declared effective within 120 days of the closing date, is not continually effective for any period that exceeds 20 consecutive days or 30 aggregate days during any 12-month period; or if the common stock does not remain listed on an applicable stock exchange after the effective date of the registration statement. If any of the foregoing occurs, we may be required to pay each investor liquidated damages for the period from the date on which such event occurs until the event is cured, at a monthly rate equal to 3% of the original issue price of the 2006 preferred stock, prorated for partial months based on the number of days in the month. The liquidated damages are subject to an aggregate cap of 25% of the issue price paid by the investors for the shares of the 2006 preferred stock (inclusive of any other liquidated damages payable by us in respect of the preferred stock).

The initial number of securities included in the registration statement and any increase in the number of registrable securities included therein shall be allocated pro rata among the investors based on the number of registrable securities held by each investor at the time the registration statement is declared effective by the SEC. If an investor sells or otherwise transfers any of the investor's securities to one or more of the other investors, each transferee investor shall be allocated a pro rata portion of the number of registrable securities included in such registration statement for such transferor investor at the time of transfer. Any shares of common stock included in a registration statement that remain allocated to any investor which ceases to hold any securities covered by the registration statement shall be allocated to the remaining investors, pro rata, based on the number of registrable securities covered by the registration statement which are then held by such investors.

We also agreed that if the SEC does not permit the shares of common stock underlying the Par Warrants to be registered in the same registration statement as the shares of common stock issuable upon exchange of the 2006 preferred stock, we shall prepare and file with the SEC, as soon as practicable and in any event no later than our first issuance of any Par Warrants, an additional resale registration statement covering the resale of the warrant shares issuable upon exercise of any and all Par Warrants that we may issue from time to time.

We shall bear all fees and expenses incident to the performance of or compliance with the Registration Rights Agreement, whether or not any registrable securities are sold pursuant to the registration statement.

The Registration Rights Agreement contains indemnification provisions that obligate us to indemnify and hold harmless each investor and its directors, legal counsel and accountants and any underwriter for losses caused by (i) any untrue statement of material fact or omission of a material fact in the registration statement or any prospectus included therein, (ii) our violation of the Securities Act or the Exchange Act, or any rule or regulation thereunder relating to our acts or omissions in connection with the registration statement.

The laws of New York are expected to govern the construction and enforcement of the Registration Rights Agreements. The Registration Rights Agreements also contain other customary terms found in similar agreements, including provisions concerning registration procedures.

      Placement Agent Agreements

We engaged Musket Research Associates, Inc. ("MRA") and Roth Capital Partners, LLC ("RCP") as our placement agents in connection with the financing transaction, and we agreed to pay fees to MRA and RCP out of the proceeds of the financing transaction for their services, as follows:

      o MRA. We agreed to pay (i) cash fees equal to 6.0% of the aggregate cash proceeds received from the MRA Contacts (as defined in the agreement between us and MRA) and (ii) issue common stock purchase warrants to designees of MRA exercisable at the same price per share as paid by the investors in the financing transaction, exercisable for five years, in that number equal to 5% of the number of the common stock equivalent securities actually purchased by MRA Contacts, and

      o RCP. We agreed to pay (i) cash fees equal to the greater of (a) 6% of the amount raised by RCP from Existing RCP investors and New RCP investors (as defined in the agreement between RCP and the Company) and (b) $100,000, as long as each of the Existing RCP investors has either exercised its rights to receive the benefit of future preferential financing terms or has waived certain redemption and other rights pursuant to the waiver attached to the term sheet for the financing, in each case, as to all shares of the 2005 preferred stock purchased by the Existing RCP investors from us on September 30, 2005, and (ii) issue Placement Agent Warrants in that number equal to 5% of the number of the common stock equivalents purchased by New RCP investors.

Accordingly, upon completion of the financing transaction on September 29, 2006, we paid an aggregate of $610,600 in cash to MRA and RCP, and issued placement agent warrants representing 370,000 shares of common stock to designees of MRA (no Placement Agent Warrants were issued to RCP).

David Musket, a principal of MRA, invested $138,500 from the fees payable to MRA that MRA would have otherwise paid over to Mr. Musket.

Both MRA and Mr. Musket are affiliates of ProMed Partners, L.P., whose affiliated parties beneficially owned in excess of five percent of our outstanding shares of common stock prior to the September 29, 2006 financing transaction.

ANTIDILUTION ADJUSTMENTS TO OUTSTANDING SECURITIES RESULTING FROM SEPTEMBER 29, 2006 FINANCING TRANSACTION

The terms of certain of our previously issued and outstanding securities (the "Anti-Dilution Securities") provide for adjustments to the effective price payable for shares of the common stock upon conversion or exercise of those Anti-Dilution Securities and, in certain cases, for an increase in the number of underlying shares of common stock, if we complete certain future transactions and the effective price per share of the common stock or common stock equivalents that we issue in the future transaction is less than the effective price per share under the terms of the Anti-Dilution Security. The September 29, 2006 financing transaction was at an effective price per share of common stock of $1.15, which constituted a dilutive transaction under the terms of the Anti-Dilution Securities.

Accordingly, when we completed the financing transaction, antidilution provisions of Anti-Dilution Securities resulted in the following adjustments:

      o the conversion price of the outstanding convertible debentures we issued in our October 25, 2004 financing transaction ($3.712 million principal amount) was reduced from $2.29 per share common stock to $1.15 per share which, when converted will result in an increase in the number of shares of common stock to be issued from 1,620,961 to 3,227,826;

      o the exercise price of the warrants to purchase common stock we issued to the investors in our October 25, 2004 financing transaction (the "2004 Warrants") was reduced from $2.10 to $1.15 per share of the common stock;

      o the exercise price of the warrants to purchase common stock we issued to the investors in our September 30, 2005 financing transaction (the "2005 Warrants") was reduced from $2.50 to $1.98 per share, and the number of shares of common stock issuable upon exercise of the 2005 Warrants increased from 1,800,000 to 2,272,000; and

      o the exercise price of certain warrants to purchase shares of the common stock we issued to designees of our former placement agent, Sunrise Securities Corp. (the "Sunrise Warrants"), was reduced and the number of shares of common stock issuable upon exercise of these Sunrise Warrants increased from 139,315 to 155,843 as follows:

            a. the exercise price of certain Sunrise Warrants decreased from $2.32 to $1.77 per share, and the number of shares of common stock issuable upon exercise of these Sunrise Warrants increased from 42,282 to 55,559;

            b. the exercise price of certain Sunrise Warrants decreased from $1.93 to $1.50 per share, and the number of shares of common stock issuable upon exercise of these Sunrise Warrants increased from 11,455 to 14,706; and

            c. the exercise price of certain Sunrise Warrants decreased from $2.10 to $1.15 per share (no adjustments were impact the remaining Sunrise Warrants).

The following table sets forth the numbers of shares of common stock currently underlying the Anti-Dilution Securities and the numbers of shares that underly the Anti-Dilution Securities following completion of the September 29, 2006 financing transaction.

                       Number       Number of
                    of Underlying   Underlying
                    Common Shares     Shares
Description of         Before          After      Net Increase
Anti-Dilution       Antidilution   Antidilution   in Underlying
Security             Adjustment     Adjustment    Common Shares
----------------   --------------   ------------   -------------
Debentures            1,620,961      3,227,826       1,606,865
2005 Warrants         1,800,000      2,272,000         472,000
Sunrise Warrants        139,315        155,843          16,528
                      ---------      ---------       ---------
TOTAL                 3,560,276      5,655,669       2,095,393
                      =========      =========       =========

AMENDMENT TO CERTIFICATE OF INCORPORATION APPROVED SEPTEMBER 27, 2006

Prior to the September 29, 2006 financing transaction, our Certificate of Incorporation authorized us to issue up to, 50,000,000 shares of common stock and 20,000,000 shares of preferred stock. In contemplation of the financing transaction that we completed on September 29, 2006, on September 27, 2006, our stockholders approved an amendment to our certificate of incorporation authorizing us to issue up to 1,736 shares of the new series of preferred stock and to increase the number of shares of our common stock that we are authorized to issue to 65,000,000 shares.

The amendment to the certificate of incorporation had the effect of canceling the shares of preferred stock that we issued on September 30, 2005, which the holders of these shares surrendered to us in exchange for shares of the new 2006 series of preferred stock. The amendment removed the provision of our former certificate of incorporation that authorized our board to issue preferred shares with voting and preference rights as assigned by the board. We are now only authorized to issue only 1,736 shares of our 2006 preferred stock, all but a fraction of which are now issued and outstanding, and 65,000,000 shares of our common stock, 19,448,728 of which are now issued and outstanding. The rights, preferences and privileges relating to the 2006 series of preferred stock are described at "Description of the 2006 Preferred Stock," above.

The additional shares of common stock authorized by our amended certificate of incorporation have rights identical to the currently outstanding shares of our common stock. The future issuance of these shares of common stock will not affect the rights of the holders of our currently outstanding common stock, except for effects incidental to increasing the number of shares of our common stock outstanding, such as dilution of the earnings per share.

Though our board has no other plans to issue the additional shares of common stock, it desires to have the shares available to enable us to have a limited number of shares reserved and to provide additional flexibility to use common stock for business and financial purposes in the future. The additional shares may be used for various purposes without further stockholder approval, except to the extent required by applicable rules of the AMEX. These purposes may include raising capital, establishing strategic relationships with other companies, expanding our business or product lines through the acquisition of other businesses or products, and other purposes.

We could also use the additional shares of common stock that would become available for issuance to oppose a hostile takeover attempt or to delay or prevent changes in control or our management, including transactions in which the stockholders might otherwise receive a premium for their shares over then current market prices. Although the number of shares is unlikely to be large enough to be effective in that regard, it is possible that, without further stockholder approval, our board could strategically sell shares of common stock in a private transaction to purchasers who would oppose a takeover or favor the current board, and the number of shares so issued could result in a vote in favor of our current board.

Impact of the 2006 Preferred Stock Financing on September 30, 2005 Financing

As a result of the 2006 preferred stock financing, we exchanged the 2005 preferred stock for new 2006 preferred stock. As illustrated in EITF Topic D-42:
The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock, ("Topic D-42"), the 2005 preferred stockholders received additional value as the exchange price was adjusted down below the original effective exchange price. We compared the excess of the fair value of the consideration transferred to the holders of the 2005 preferred stock over the carrying amount of the 2005 preferred stock in our balance sheet to approximate the return to the 2005 preferred stockholder. For the purposes of calculating the excess of (1) the fair value of the consideration transferred to the holders of the 2005 preferred stock over (2) the carrying amount of the 2005 preferred stock in our balance sheet, the carrying amount of the 2005 preferred stock was reduced by the issuance costs of the 2005 preferred stock.

Accordingly, since the value of the 864.999 shares of 2006 preferred stock can be exchanged for common stock at the ratio of 1 for 10,000 common shares, multiplied by the market price of common stock on the day of the closing ($1.20) was $10,379,988; and the carrying value of $8,248,993 less the issuance costs of $849,444 represents $7,399,549; the residual fair value of $2,980,439 was recorded as an increase to preferred stock and a decrease to Additional Paid-in Capital. We also recorded the $2,980,439 as a deemed dividend on the exchange of the 2005 preferred stock in the calculation of basic and diluted earnings per share. We reclassified 2005 preferred stock fair value of $11,229,432 to permanent equity as a result of the exchange and included within the 2006 preferred stock on our Balance Sheet in accordance with Topic D-98.

As a result of the exchange and the corresponding implementation of a liquidated damages cap in an amount that represents a reasonable percentage discount of the fair value of an unregistered share versus a registered share, the warrants are no longer required to be accounted for as a liability under EITF 00-19. Therefore, the warrant liability of $926,771 was marked to market one final time at September 29, 2006, through a charge to the Statement of Operations in the amount of $68,995, and then reclassified to Additional Paid-in Capital.

In accordance with the contingent anti-dilution terms of the 2005 preferred stock warrant agreement, the exercise price and number of warrants originally issued to the 2005 preferred stockholders were adjusted so that the number of warrants increased by 472,000 and the exercise price decreased to $1.98.

Increasing rate dividends and cash dividends of the 2005 preferred stock were eliminated when the 2005 preferred stock was exchanged for the 2006 preferred stock.

Impact of the 2006 Preferred Stock Financing on October 25, 2004 Financing

We determined that the conversion and exercise price changes were not modifications to the terms of their respective agreements, but were executions of contingent conversion options within those agreements. Under EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments" ("EITF 00-27"), the Task Force reached a consensus that if the terms of a contingent conversion option do not permit an issuer to compute the number of shares that the holder would receive if the contingent event occurs and the conversion price is adjusted, an issuer should wait until the contingent event occurs and then compute the resulting number of shares that would be received pursuant to the new conversion price.

Prior to the transaction, the 2004 debt was convertible into 1,620,961 shares, and after the 2006 preferred stock financing the 2004 debt is convertible into 3,227,826 shares. The difference of 1,606,865 shares multiplied by the market price of our common stock on the date of the closing of $1.20 results a new fair value of $3,631,516. Because the result was in excess of the carrying value of the debt, we recorded a discount of $2,255,843. This debt discount will be accreted back to debt over the remaining two year term of the 2004 convertible debt agreement through charges against non-cash interest expense in our Statements of Operations.

The exercise price of warrants originally issued to the 2004 debt holders was adjusted so that the exercise price decreased to $1.15 in accordance with the original contingent anti-dilution terms of those 2004 warrants.

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

We and Luminetx anticipate that Luminetx will sell to us a certain minimum number of VeinViewer(TM) systems that we will distribute to our customers at specified prices during the term of our distribution agreement. As a condition to receiving the exclusive rights under the distribution agreement, we agreed under the distribution agreement to loan $1 million to Luminetx, of which $500,000 was provided to Luminetx on August 5, 2005 as specified in our distribution agreement. We later converted our $500,000 loan to Luminetx into 250,000 shares of Luminetx preferred stock, convertible into common stock on a share-for-share basis, and warrants to purchase 50,000 shares of Luminetx common stock at $2.00 per share, exercisable for five years, as part of an $11 million private placement financing that Luminetx announced on November 4, 2005. On August 4, 2006, Luminetx notified us that it had achieved the contractual milestones necessary to effect the remaining $500,000 investment as required under the distribution agreement. Under separate agreement entered into on August 4, 2006, we agreed to fund the $500,000 investment in two equal installments. We paid the first installment upon execution of the August 4, 2006 agreement and we paid the second and final installment on October 30, 2006. Effective August 4, 2006, and with the initial installment payment, Luminetx issued to us 250,000 shares of its preferred stock and 50,000 warrants under the same terms as the private placement financing announced by Luminetx on November 4, 2005. These shares and warrants were held as collateral by Luminetx until we funded the remaining $250,000 installment on October 30, 2006.

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

The Company's principal executive officer and its principal financial officer have carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a -15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2006 and have concluded that, as of such date, the Company's disclosure controls and procedures in place are effective in ensuring that material information and other information requiring disclosure is identified and communicated on a timely basis.

(b) Changes in internal control over financial reporting.

During the period covered by this report, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

'777 Patent Litigation

On January 6, 2004, we filed a lawsuit in the United States District Court for the District of Massachusetts against AngioDynamics, Inc. seeking injunctive relief and damages for infringement of our '777 patent. AngioDynamics generally denied our allegations and sought a declaratory judgment of invalidity of the '777 patent. AngioDynamics also added certain counterclaims against us, including antitrust violations, patent misuse and other allegations, all arising from our obtaining and seeking to enforce the '777 patent. The court bifurcated the case, so that those counterclaims will not be litigated until we resolve our patent infringement claims against AngioDynamics.

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

On April 28, 2004, Vascular Solutions answered the complaint and filed a counterclaim for declaratory judgment that the '777 patent is invalid and not infringed. Vascular Solutions amended its answer and counterclaims to further allege patent unenforceability. In addition, Vascular Solutions moved to bifurcate the damages and willful infringement aspects of this case. We opposed this motion and on June 28, 2005 the court denied Vascular Solutions' motion. At the parties' joint request, however, our patent cases involving AngioDynamics and Vascular Solutions were consolidated by the court for pretrial purposes. We subsequently completed the discovery phase of the litigation.

On April 12, 2005, the Court issued a claim construction ruling, which interpreted certain claim language in the '777 patent. We believe that the evidence we have developed to date in the course of these lawsuits, if admitted and fully credited, will show that AngioDynamics and Vascular Solutions are infringing our patent as it has been interpreted by the Court.

On December 21, 2005, we moved for summary judgment that the '777 patent is valid, enforcable, and infringed by both Vascular Solutions and AngioDynamics. On the same date, AngioDynamics and Vascular Solutions moved for summary judgment of noninfringement. The Court initially scheduled a hearing on the parties' respective motions, but that hearing date was cancelled when the judge originally assigned to the case (Judge Richard Stearns) recused himself due to his having consulted one of Diomed's expert witnesses for a personal medical condition. The cases were reassigned to another Judge in the same District (Nathaniel Gorton).

On August 20, 2006, Judge Gorton issued a favorable ruling on the summary judgment motions. In particular, Judge Gorton rejected all of the various challenges raised by the defendants to the validity or enforceability of our '777 patent, and granted us summary judgment of validity and enforceability of the patent. Judge Gorton further denied all parties' cross-motions for summary judgment on infringement, as a result of which the case will proceed to trial as we had expected. A trial date has not yet been set, but the Court has scheduled a pretrial conference on December 8, 2006.

On April 2, 2004, we filed a lawsuit in the United States District Court for the District of Massachusetts against Total Vein Solutions, LLC, seeking injunctive relief and damages for infringement of the '777 patent covering the endovascular laser treatment of varicose veins which we use in our EVLT(R) product line. On May 21, 2004, Total Vein Solutions answered the complaint, generally denying our allegations and counterclaiming for declaratory judgment of non-infringement and invalidity of the EVLT(R) patent. We are in the discovery phase of this litigation. For the same reasons discussed above, this case has also been reassigned from Judge Stearns to Judge Gorton.

On October 14, 2004, we filed a lawsuit in the United States Federal District Court for the District of Massachusetts against New Star Lasers, Inc., d/b/a Cooltouch, Inc., seeking injunctive relief and damages for infringement of the '777 patent covering the endovascular laser treatment of varicose veins which we use in our EVLT(R) product line. On December 3, 2004, CoolTouch answered the complaint, generally denying our allegations and counterclaiming for declaratory judgment of non-infringement and invalidity of the EVLT(R) patent. We are now proceeding with the discovery phase of this litigation. For the same reasons discussed above, this case has also been reassigned from Judge Stearns to Judge Gorton.

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

On October 12, 2005, VNUS served an amended complaint adding two additional parties, AngioDynamics, Inc. and Vascular Solutions, Inc., as defendants. On October 31, 2005, we filed an answer to the First Amended Complaint, again denying the allegations of infringement, and counterclaiming against VNUS for a declaration that none of the patents are infringed, that they are all invalid and that two of VNUS' patents are unenforceable for inequitable conduct. We are now proceeding with the discovery phase of this litigation, which is scheduled to continue through mid-2007, with a preliminary trial date in late October 2007.

The Court held a claim construction tutorial and a hearing on claim construction issues on October 30, 2006. The Court has not yet ruled on the results of that hearing.

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

On March 3, 2006, the Court referred the parties to nonbinding mediation. At the mediation on May 24, 2006, the case was settled. The terms of the settlement are confidential. A joint stipulated dismissal was filed on June 23, 2006, ending the case.

'971 and '976 Patent Declaratory Judgment Litigation

On January 3, 2006, AngioDynamics filed a lawsuit against us in the U.S. District Court for the District of Delaware, seeking a declaratory judgment that the claims of our U.S. Patent Number 6,981,971 (the "'971 Patent"), for an introducer sheath/optical fiber arrangement that may be used in the endovascular laser treatment of varicose veins, are invalid, unenforceable and not infringed by AngioDynamics. The '971 Patent was issued by the U.S. Patent and Trademark Office on January 3, 2006, the same day AngioDynamics filed the lawsuit. On January 17, 2006, AngioDynamics filed an Amended Complaint seeking a declaratory judgment with respect to our U.S. Patent Number 6,986,766 (the "'766 Patent"). The '766 Patent relates to methods of using an introducer sheath/optical fiber arrangement in the endovascular laser treatment of varicose veins. We filed a motion to dismiss AngioDynamics' declaratory judgment action in its entirety, based primarily on lack of declaratory judgment jurisdiction. We also asserted in our motion to dismiss that the court should dismiss the action in its discretion, and because AngioDynamics' complaint contained a number of deficiencies which we believe warranted dismissal. On September 7, 2006, the Court granted our motion to dismiss the action, denied AngioDynamics' Motion to Amend the Complaint, and dismissed the Complaint as we had requested.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a) On September 27, 2006, the Company held a special meeting of stockholders, pursuant to a proxy statement that it had filed with the Securities and Exchange Commission and had furnished to holders of record of the outstanding shares of its common stock and preferred stock as of August 15, 2006. Of 23,423,728 shares, including 3,975,000 of preferred stock, entitled to vote at the meeting, 15,106,559 shares voted, and a quorum was present.

b) The Company presented the following proposals to our stockholders at that meeting:

1. To approve the sale and issuance of $19,947,500 of 2006 preferred stock, including the terms and provisions of the 2006 preferred stock that is exchangeable for shares of our common stock, to certain institutional and other investors, including existing holders of our preferred stock.

The results of which were as follows:

For          Against     Abstained
----------   ---------   ---------
13,796,341   1,282,393   27,825

Accordingly, the proposal was approved.

2. To approve the amendment of our certificate of incorporation to add a new class of preferred stock and to increase to 65,000,000 the number of authorized shares of our common stock.

The results of which were as follows:

For          Against     Abstained
----------   ---------   ---------
13,716,102   1,343,385   47,072

Accordingly, the proposal was approved.

ITEM 6. EXHIBITS AND CURRENT REPORTS ON FORM 8-K

      (a) Exhibits

31.1 Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b) Current reports on Form 8-K.

During the fiscal quarter ended September 30, 2006, we filed with the Securities and Exchange Commission Current Reports on Form 8-K as follows:

On July 13, 2006, we filed a Current Report on Form 8-K regarding the resignation of Kevin Stearn, the Managing Director of Diomed Ltd.

On July 27, 2006, we filed a Current Report on Form 8-K regarding the press release we filed related to the earnings results for the period ending June 30, 2006.

On August 1, 2006, we filed a Current Report on Form 8-K regarding the definitive agreements entered into for the sale and issuance of shares of a new series of the Company's preferred stock in a private placement financing transaction.

On August 7, 2006, we filed a Current Report on Form 8-K regarding the response that the American Stock Exchange ("AMEX") relayed to the Company in relation to its plan to regain compliance with Section 1003 (a) (ii) of the AMEX's Company Guide's standards for continued listing on the AMEX.

On September 6, 2006, we filed a Current Report on Form 8-K regarding the press release we filed related to the motions for summary judgment in the '777 patent infringement case, noting that our '777 patent was both valid and enforceable, and that we could proceed to trial on the basis of infringement.

On September 13, 2006, we filed a Current Report on Form 8-K regarding the press release we filed related to the recent ruling of the '971 patent infringment case vs. AngioDynamics.

On September 27, 2006, we filed a Current Report on Form 8-K regarding shareholder approval obtained at the shareholder meeting in relation to the 2006 preferred stock private placement mentioned in the Form 8-K filed August 1, 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        DIOMED HOLDINGS, INC.
                                        (REGISTRANT)


                                        By: /s/ JAMES A. WYLIE, JR.
                                            ------------------------------------
                                            Name: James A. Wylie, Jr.
                                            Title: President and Chief Executive
                                            Officer, Director

                                            Date:  November 13, 2006


                                        By: /s/ DAVID B. SWANK
                                            ------------------------------------
                                            Name: David B. Swank
                                            Title: Chief Financial Officer,
                                            Director

                                            Date: November 13, 2006