Form 10KSB
period 2006-12-31
DIOMED HOLDINGS INC
filed 2007-03-20
CIK 1074874

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________________ TO _______________ .

COMMISSION FILE NUMBER 005-78121

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act  Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year: REVENUE FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006 WAS APPROXIMATELY $22.4 million

State the aggregate market value held by nonaffiliates of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days (see definition of affiliate in Rule 12b-2 of the Exchange Act).

THE AGGREGATE MARKET VALUE OF THE VOTING COMMON STOCK, PAR VALUE $.001 PER SHARE, HELD BY NONAFFILIATES OF THE REGISTRANT AS OF MARCH 14, 2007 WAS APPROXIMATELY $17,770,000 (BASED ON A TOTAL OF 18,115,000 SHARES OF COMMON STOCK HELD BY NONAFFILIATES AND THE CLOSING PRICE OF $1.05 PER SHARE ON THE AMERICAN STOCK EXCHANGE ON MARCH 14, 2007).

(ISSUERS INVOLVED IN BAKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

NOT APPLICABLE

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐   No ☐

NOT APPLICABLE

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

23,535,728 SHARES OF COMMON STOCK, PAR VALUE $0.001 PER SHARE, WERE OUTSTANDING AS OF MARCH 14, 2007 (INCLUDING APPROXIMATELY 5,284,000 SHARES HELD BY AFFILIATES).

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to the securityholders; (2) any proxy or information statement, and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purpose (e.g., annual report to securityholders for fiscal year ended December 24, 1990).

NOT APPLICABLE

Transitional Small Business Disclosure Format (Check One):

Yes  ☐     No  ☒

NOT APPLICABLE

PART I

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

EVLT(R) was our primary source of revenue in 2005 and 2006, and will continue to be our primary source of revenue in 2007. We believe that EVLT(R) will achieve a high level of commercial acceptance due to its relative short recovery period, immediate return to the patient’s normal routine barring vigorous physical activities, reduced pain and minimal scarring and reduced costs compared to other treatments for varicose veins. We developed our EVLT(R) product line as a complete clinical solution and marketing model, including a laser, disposable kit, clinical training, customized marketing programs plus other complimentary products that support our basic EVLT(R) strategy, to assist office-based and hospital-based physicians in responding to the growing demand for treatment of varicose veins in a minimally invasive manner. We have also published a health insurance reimbursement guide to assist physicians in the reimbursement submission process. We believe that these attributes, in addition to EVLT(R)’s superior clinical trial results, provide EVLT(R) with a competitive advantage over competing traditional and minimally invasive varicose vein treatment products.

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

In August 2005, we entered into a three year agreement with Luminetx, Inc. to acquire exclusive distribution rights to the VeinViewer(TM) Imaging System for the sclerotherapy, phlebectomy and varicose vein treatment markets in the United States and United Kingdom. VeinViewer(TM) became commercially available during the second quarter of 2006.

We primarily use a direct sales force to market our products in the United States, the United Kingdom and Northern Latin America and a network of nearly 30 distributors to market our products abroad. We have developed and maintain a website - www.EVLT.com - to assist both patients and physicians. EVLT.com provides patients with education about treatment options and benefits of EVLT(R) and provides physicians with education about the EVLT(R) procedure. At www.EVLT.com, patients can also locate the nearest physician performing EVLT(R) by inputting their city and state. We also maintain a corporate website - www.diomedinc.com - to provide information about us and our physician support initiatives, products and program offerings.

We currently focus on the development and growth of EVLT(R) sales both domestically and internationally. We also expanded our product offerings to include VeinViewer(TM) to physicians performing sclerotherapy, phlebectomies or varicose vein treatments, in North American and the United Kingdom under our exclusive distribution agreement with Luminetx. Our management team focuses on developing and marketing solutions that address serious medical problems that have significant markets. We also support the development and approval of new applications, including our PDT product line, and the development of enhancements to our products in order to further improve their quality, effectiveness and manufacturability. Our determinations are based upon the number of procedures that may be conducted in a market and projections of the associated revenue. Currently, EVLT(R) applications fall within this guideline, and we believe that photodynamic therapy may have the potential to do so as well at some time in the future. However, EVLT(R), and not PDT, is the emphasis of our current business plan.

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

In November 2000, to enter the disposable market segment of our laser business, we acquired the medical fiber business of QLT, Inc., a company based in Vancouver, British Columbia. We acquired QLT’s rights to manufacture and market OPTIGUIDE(R) fibers that were developed for use in photodynamic therapy cancer treatments and the distribution rights to customers of Laserscope and Coherent, Inc., two manufacturers of medical laser devices.

In the fourth quarter of 2000, we also created FibersDirect.com, a U.S. business unit we use as direct marketing conduit by providing on-line information for a number of our products. FibersDirect.com enables distribution of fibers directly from the manufacturer to the end-user. Our OPTIGUIDE(R) fibers used in photodynamic therapy cancer treatments are promoted via FibersDirect.com.

Diomed, Inc. is now a subsidiary of Diomed Holdings, Inc., a corporation originally formed under the laws of the State of Nevada on March 3, 1998 under the name Natexco Corporation. On February 11, 2002, we changed our name from Natexco Corporation to Diomed Holdings, Inc. On February 14, 2002, Diomed Holdings, Inc. acquired Diomed, Inc. in a reverse merger, pursuant to the terms of an Agreement and Plan of Merger. We refer to the reverse merger that occurred on February 14, 2002 as the “Merger.” As a result of the Merger, Diomed, Inc. became a wholly-owned subsidiary of Diomed Holdings, Inc., and the business of Diomed Holdings, Inc. is now principally the business of Diomed, Inc. Accordingly, except for this section or as otherwise indicated, the discussion of our business relates to Diomed, Inc.’s business. The principal purpose of the Merger was to enhance our ability to raise capital for our business by creating a public trading market for shares of our common stock.

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

BUSINESS STRATEGY

We adopted a multi-faceted strategy for our business operations. Various elements of our business strategy are described below.

FULL SERVICE DIFFERENTIATION TO MAXIMIZE REVENUE AND MARKET SHARE

We generate revenues from the sale of our products and services. We launched our EVLT(R) product line in the U.S. after receiving FDA clearance in January 2002, and, in mid 2002, we established a direct sales force to focus on EVLT(R) sales. Our sales force concentrates on selling our EVLT(R) products and, to a lesser extent, our photodynamic therapy product line, along with complimentary products for adjunct procedures. Our direct sales force is well trained and versed in selling EVLT(R) as a complete clinical solution for the treatment of varicose veins. Our clinical solution includes both the laser and disposable procedure kits along with physician training and practice management tools which we provide to help physicians develop and manage his or her EVLT(R) business. In addition, we have developed a website, www.evlt.com, to provide patients and physicians with information about treatment options and benefits of EVLT(R). International sales are managed through a global network of third party sales agents and distributors.

RESEARCH AND DEVELOPMENT TO ENHANCE EFFICIENCIES AND PRODUCT EFFECTIVENESS

We have an internal research and development staff and from time to time have used outside experts to assist us in our product development program. Historically, our research and development efforts concentrated on the development of clinical applications and solutions for our lasers and related delivery systems. Our research and development expenditures were approximately $1.5 million in both 2006 and 2005. Through these past efforts, we have commercialized our EVLT(R) and photodynamic therapy product lines. Although current research and development activities are directed at enhancing our laser and fiber manufacturing efficiency and the functional effectiveness of our EVLT(R) product line, we are continuously evaluating new clinical applications and solutions for our lasers and delivery systems.

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

STRATEGIC ALLIANCES TO ENHANCE CUSTOMER REACH

We have established strategic alliances with some notable photodynamic therapy drug companies to bring new treatments to market. However, the underlying products being developed by these companies which are used in conjunction with our products, have gained only limited regulatory approval required for commercialization, and expanded regulatory approval is not assured. Accordingly, we have focused our near-term investment in the commercialization of EVLT(R). In addition, we maintain original equipment manufacture (“OEM”) relationships with companies such as Olympus in Japan, which uses our technology for surgical applications, and with Dentek Medical Systems GmbH, which uses our laser module for dental applications. Our strategy is to create long-term and exclusive working relationships that increase laser applications and revenue potential through the sale of our lasers and disposables whenever possible.

PRODUCTS, COMPETENCIES AND MARKET OPPORTUNITIES

Our focus on the development and commercialization of minimally and micro-invasive medical procedures employing our laser technology and disposable products has led to an array of applications. Minimally and micro-invasive medical procedures in general are a growing market, as they reduce the need for general anesthesia, expensive hospital stays and long and painful recovery periods. We address medical procedures which we believe are capable of producing a recurring revenue stream through the sale of disposable products, such as procedure kits or individual fibers, in addition to one-time revenue from the sale of the laser product itself. In 2005, approximately 49% of our total revenues were from laser sales and approximately 51% of total revenues were from sales of disposable products. In 2006, approximately 37% of our total revenues were from laser sales and approximately 63% of total revenues were from sales of disposable products and VeinViewer(TM).

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

On September 3, 2003, we acquired exclusive rights to the patent for endovenous laser treatment of varicose veins from the five inventors of this procedure. For detailed information, see “Patents, Trademarks and Proprietary Technology,” below.

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

The EVLT(R) procedure takes approximately 45 minutes per leg and was developed to be performed in a physician’s office, usually under local anesthesia and with the procedure guided by ultrasound technology. EVLT(R) also has a fast recovery period, reduced or minimal pain and no appreciable scarring. In endovenous laser treatment, the area of the leg affected is anesthetized locally and a thin laser fiber is inserted into the effected vein to deliver the laser energy in short pulses or as a continuous application. At the end of the procedure, after the fiber is withdrawn, a compression bandage is applied and worn up to three days. In addition, a compression stocking is worn for seven to 14 days. Patients can resume their normal routine, barring vigorous physical activities, directly after undergoing the treatment.

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

We developed our EVLT(R) product line as a complete clinical solution and marketing model, including a laser, disposable kit and a training and marketing plan to assist physicians, clinics and hospitals in responding to the demand for treatment of varicose veins. EVLT(R) is attractive to physicians because of its high efficacy, low complication rate, low patient cost (relative to vein stripping) and favorable return on investment. Also, EVLT(R) for treatment of greater saphenous vein reflex is considered a non-cosmetic procedure that is now reimbursable for over 217 million covered lives.

A study co-authored by Dr. Robert Min, entitled “Endovenous Laser Treatment of Saphenous Vein Reflux: Long-Term Results,” was published in the August 2003 issue of the Journal of Vascular and Interventional Radiology. The study shows what we believe to be excellent long-term results for the successful occlusion of varicose veins caused by reflux of the greater saphenous vein. The data presented in the study shows that minimally invasive laser treatment of varicose veins has a high long-term success rate, low complication rate and rapid recovery. The study included 499 limbs with varicose veins treated by EVLT(R) over a three-year period. Patients were evaluated clinically and with duplex ultrasound scans at 1 week, 1 month, 6 months, 12 months, 24 months, and 36 months to assess efficacy and adverse reactions. Successful occlusion of the greater saphenous vein after initial treatment was 98.2% and, at 2 year follow-up, 93.4% remain closed (113 of 121 limbs followed for 2 years). Importantly, all recurrences occurred prior to 9 months with the majority noted less than 3 months following endovenous laser treatment.

The study described above was recently updated in an article authored by Dr. Min published in the August 2005 issue of the Journal of Cardiovascular Surgery (Vol. 46, No. 4, pp. 395-405, Aug. 2005). The article states that “successful endovenous laser treatment . . . was seen in 98% (982/1000) [of] treated limbs with follow-up between 1 and 5 years . . . 457/460 or 99% of treated veins remain occluded at 2-5 year follow-up,” and “13/18 treatment failures noted occurred prior to one year.” Of note, the study reports only one failure in 500 limbs after instituting several procedural modifications that include delivering 14W of energy with a continuous pullback rate (rate of energy delivery along the length of vein) of 1-3 mm per second.

In this study, there were no reports of skin burns, no abnormal nerve sensation and no deep vein clots. In comparison, traditional surgery (ligation and stripping) often requires general or spinal anesthesia and can take up to 4 weeks for full recovery. Pain, bruising and scarring are also common. The results in this study also show EVLT(R) to be comparable or superior to those reported for other options available for treating greater saphenous vein reflux, including ultrasound guided sclerotherapy, and radiofrequency ablation. Dr. Min is the Acting Chair of Radiology at Weill Medical College of Cornell University and the Acting Radiologist-in-Chief of New York Presbyterian Hospital-Weill Cornell. Dr. Min is an inventor of the EVLT(R) treatment, who sold his rights to this patent to Diomed on September 3, 2003. Dr. Min also assists Diomed in physician training and in the development of medical treatments using EVLT(R). According to the terms of our patent purchase agreement with Dr. Min, we pay Dr. Min variable payments, based on our sales of products using the EVLT(R) patent. He has been a paid consultant to us since August 2001 and, as of December 31, 2006, owned options to purchase 41,823 shares of common stock.

EVLT(R) was our primary source of revenue in 2005 and 2006. We believe that EVLT(R) will achieve a high level of commercial acceptance due to its high efficiency, low rate of complications, short recovery period, reduced pain and minimal scarring and reduced costs compared to other treatments for varicose veins. As of December 31, 2006, we had sold nearly 1,100 EVLT(R) lasers and over 90,000 EVLT® procedures had been performed using our EVLT® kits and fibers, We have established Diomed as the leading brand of endovenous laser treatment products for varicose veins. We expect that as the volume of EVLT(R) procedures performed increases, so may our disposable sales. We believe that for the foreseeable future the U.S. represents the single largest market for EVLT(R).

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

FIBERS AND DISPOSABLE ITEMS

To address medical conditions with minimally invasive techniques, we offer physicians an integrated clinical solution, including a laser and disposable procedure kits or individual fibers. Optical fiber is the necessary system that delivers the laser light during surgical, endovenous laser treatment and photodynamic therapy procedures. These sterile fibers, generally used only once to ensure sterility, can generate a steady stream of revenue. We sell self-contained EVLT(R) kits of disposable items, which include an optical fiber, a sheath that acts as an introducer for the fiber, a needle, a guidewire, a tray cloth and protective packaging. In some cases, we sell only the fiber.

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

Ontological Surgery: By carbonizing the end of the fiber, the trapped laser energy heats up the tip producing in effect a tiny “hot knife”, which can be used, for cutting away tissue in a variety of conditions in the ear. The fine tip size makes it an exceptionally controllable tool. Applications include Stapedotomy and Stapedectomy (treatments involving the auditory bones in the ear to correct hearing problems), Myringotomy (incision in eardrum to relieve pressure from infection), Cholesteatoma and Acoustic neuron (benign growths in the ear which are removed).

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

There are numerous processes for the development of products for these potential clinical applications. In general, however, each of them will require extensive preclinical studies, successful clinical trials and cleared pre-market approval applications or 510(k)s before they can generate significant revenues. We currently have no pending regulatory applications or clinical studies. We may rely on third parties, including our collaborative partners, to design and conduct any required clinical trials. If we are not able to find appropriate third parties to design and conduct clinical trials, and if we do not have the resources to administer clinical trials in-house, this process may become even more lengthy and expensive. Since we collaborate with third parties, those parties generally maintain certain rights to control aspects of the application development and clinical programs. Our business depends in part on our ability to obtain regulatory approval for expanding applications and uses of our products. Therefore, delays or other related problems may adversely affect our ability to generate future revenues.

ORIGINAL EQUIPMENT MANUFACTURING

Our technology and manufacturing capability has attracted original equipment manufacturing (OEM) partners. In the typical original equipment manufacturing relationship, we produce the laser and other products to the original equipment manufacturing customer’s specifications, which will then be marketed under the original equipment manufacturing’s label. Our most significant original equipment manufacturing relationship is with Olympus in Japan, which is using our technology for its surgical products. Our OEM business represented approximately 3% and 8% of total revenues in 2006 and 2005, respectively.

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

To achieve power levels beyond that of a single laser diode, light may be coupled from multiple diodes. This may be achieved by attaching an optical fiber to the end of each diode and “bundling” the fibers together. This entails a number of optical fiber joints inside the laser system to guide and couple the light. Each optical joint reduces the amount of light that passes through the system and each joint also has a finite lifetime that is usually less than the life of the diode. As one optical joint fails, the others come under greater stress and are subject to an increased likelihood of cascade failure. The result is an inefficient optical transfer where power delivered through the working end of the fiber is only a small percentage of the power delivered by the diode.

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

We also use a number of different laser diodes for our various products. Diodes for our lasers are multi-sourced. Currently, the majority of these suppliers are located in the U.S. and Europe. In addition, we purchase the fibers contained in our clinical solution kits, and those fibers required to support our FibersDirect.com business, from suppliers throughout the world. Because most of our raw materials and components are available from various sources, we are currently developing qualified backup suppliers for each of these resources.

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

We are required to manufacture our products to comply with the international standard BS EN ISO 13485:2003 and the FDA’s Quality System Regulations, or “QSR.” The ISO 13485 and QSR standards detail the methods and documentation of the design, testing, control, labeling, packaging, storage and shipping of our products. Our manufacturing facility is subject to periodic audits by regulators who conduct inspections that must be satisfactory for us to maintain ISO approval, and it is also auditable by the FDA. Our failure to maintain compliance with the ISO 13485 and QSR requirements could result in the closure of our manufacturing operations and the recall of our products. If one of our suppliers were not to maintain compliance with our quality requirements, we might have to qualify a new supplier and could experience manufacturing delays as a result. In November 1999, we became certified to manufacture in the United Kingdom and upgraded to BS EN ISO 13485: 2001. In 2002, we underwent an FDA Quality Systems Regulation Inspection and received a satisfactory letter from the FDA as a result of this inspection. In 2004, we successfully completed an external audit which allowed us to upgrade to BS EN ISO 13485:2003.

SALES AND MARKETING

In the U.S., we sell, market and distribute our products and services through our direct sales force. Our primary sales focus in the U.S. has been the commercialization of EVLT(R). We initially used independent sales representatives, and switched to a direct sales force during the second half of 2002 to better manage the dynamics of selling clinical applications, including lasers and disposable products. We currently employ a field sales organization of 30 professionals, who sell EVLT(R) and VeinViewer(TM) technologies and products. In order to more effectively address competitive sales tactics and strategies, we are in the process of expanding our field sales organization from 30 to 33 professionals to provide greater focus and responsiveness to the needs of our rapidly expanding physician base. We will continue to monitor sales activities and strategies and adjust the number of direct sales representatives and distributors to address market needs and opportunities in the future.

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

In November 2000, we formed FibersDirect.com, a U.S. business unit that acts as a direct marketing conduit by providing on-line information for available products. FibersDirect.com enables distribution of fibers directly from the manufacturer to the end-user. Our OPTIGUIDE(R) fibers, used in photodynamic therapy cancer treatments, are promoted via FibersDirect.com.

In 2005 and 2006, no customer accounted for more than 10% of our revenues, and we generated approximately 76% of our sales in the U.S. Going forward, we believe that any dependence on any individual customer or group of customers is likely to decrease because we expect more of our revenues to be generated from sales of EVLT(R) to individual physician practices and hospitals rather than to large-scale distributors. In addition, we believe that our percentage of sales generated in the U.S. will increase as EVLT(R) market penetration in the U.S. increases.

We plan to continue to focus on the development and growth of EVLT(R) sales worldwide. We will continue to support the development and approval of new applications for other products, and to continue our research and development efforts aimed at enhancing both our products’ effectiveness and our manufacturing efficiencies.

COMPETITION

The medical device industry is highly competitive, regulated and subject to rapid and substantial technological change. We compete primarily on the basis of performance, brand name, reputation and price. Developments by others, both public and private, may render our products noncompetitive or obsolete, or we may be unable to keep pace with technological developments and other market factors. Existing and potential competitors may develop products and clinical solutions that could prove to be more effective, safer or less costly than our products and clinical solutions. Many of these competitors have significantly greater financial and human resources than we do, and have established reputations as well as worldwide distribution channels that are more effective than ours. Competition in the industry involves an intensive search for technological innovations and the ability to market these innovations effectively. The introduction of new products and clinical applications by competitors may result in price reductions, reduced margins, loss of market share and product replacements, even for products protected by patents. There can be no assurance that competitors, many of which may have made substantial investments in competing technologies, would not prevent, limit or interfere with our ability to make, use or sell our products either in the United States or in international markets. To compete effectively in the marketplace, we require the financial resources to effectively support our activities in research and development, regulatory compliance, quality control, sales and marketing, distribution and technical information and training services.

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

We believe that our EVLT(R) system and comprehensive physician management tools are superior to the products offered by our direct competitors. EVLT(R) uses a laser wavelength that has been proven effective in FDA trials and in peer reviewed data. Compared to varicose vein treatments using radiofrequency as offered by our competitor, VNUS Technologies, Inc., Diomed’s EVLT(R) treatment is a faster procedure, uses substantially less expensive disposables, has clinically proven results that are superior to the results reported for VNUS does not have any of the serious complications reported by VNUS. EVLT(R) offers physicians comprehensive practice management tools, including physician training and practice development. Dornier, Biolitec and AngioDynamics offer some practice management assistance, but we believe that, to the extent offered, our competitors’ practice management tools are significantly less comprehensive than ours.

Treating the great saphenous vein (GSV) with liquid or foamed sclerosant (with and without ultrasound guidance) pre-dates FDA clearance for endovenous thermal ablation procedures such as radio frequency and laser. However, numerous published reports and abstracts presented at medical conferences show that outcomes for sclerotherapy of the GSV do not equal those shown for thermal ablation. Although some GSV treatment is still done with sclerotherapy, current accepted standards of care call for thermal ablation for primary reflux of the GSV followed by sclerotherapy or ambulatory phlebectomy for visible varicosities and spider veins.

Several newer catheter-based systems for delivering sclerosant to the GSV are undergoing clinical trials, but none are yet commercially available and long-term outcomes for these systems are not known. Should these systems become commercially available, these new products could gain market share currently held by thermal ablation technologies, including endovenous laser treatment.

In the cancer treatment market, our competitors include manufacturers and marketers of surgical and radiation therapy devices, and all the pharmaceutical companies that provide various drugs used in chemotherapy and immunotherapy. Within the specific photodynamic therapy market, Lumenis, Laserscope and Biolitec are our main competitors. We currently have one FDA-cleared diode laser in the U.S. for photodynamic therapy cancer applications which is used in conjunction with Axcan Pharma’s Photofrin(R) drug for late stage lung and esophagus cancers. We also face competition from current widespread treatment practices, including surgery, chemotherapy and radiation. Since most photodynamic therapy cancer treatments are still in clinical trials, no long-term safety or efficacy data is available. As a result, cancer patients may be more likely to choose proven traditional forms of treatment.

We expect that our principal methods of competition with other photodynamic therapy support companies will be based upon such factors as:

-	the ease of administration of our partners’ photodynamic therapy methodologies;

-	the degree of generalized skin sensitivity to light;

-	the number of required doses;

-	the safety and efficacy profile;

-	the selectivity of photodynamic therapy drug for the target lesion or tissue of interest;

-	the type and cost of our light systems; and

-	the cost of our partners’ drug.

Increased competition could result in:

-	price reductions;

-	lower levels of third-party reimbursements; and

-	failure to achieve market acceptance for our photodynamic therapy product line, and loss of market share.

PATENTS, TRADEMARKS AND PROPRIETARY TECHNOLOGY

We hold U.S. and international patents for inventions related to endovenous laser treatment of varicose veins, solid state laser diode light source, high power light source, peltier-cooled and medical spacing guide. These patents expire from 2011 to 2023.

In June 2002, the U.S. Patent and Trademark Office issued Patent No. 6,398,777 (“Endovascular laser device and the treatment of varicose veins”). We formerly licensed technology for the EVLT(R) process from one of its inventors, Dr. Robert Min, on a non-exclusive basis, although Dr. Min had agreed not to license the process technology to any third party so long as we complied with our obligations under the agreement. On September 3, 2003, Diomed acquired exclusive rights to U.S. Patent No. 6,398,777 and related foreign patents for endovenous laser treatment of varicose veins, in two transactions.

In the first transaction, Diomed purchased the interest in the EVLT(R) patent owned by one of its five named inventors, Dr. Robert J. Min. This transaction was completed under a purchase agreement between Diomed and Dr. Min entered into on July 23, 2003. On September 3, 2003, Diomed paid the purchase price set forth in the Purchase Agreement (consisting of $500,000 in cash and options to purchase 40,000 (as adjusted by the 1:25 reverse split, effective June 17, 2004) shares of our common stock) in exchange for Dr. Min’s assignment to Diomed of his interest in the EVLT(R) patent. Diomed has agreed to pay to Dr. Min variable payments based on Diomed’s sales of products using the EVLT(R) patent. Dr. Min had previously licensed the EVLT(R) patent to Diomed and had served as a consultant to Diomed. Dr. Min’s consulting agreement with Diomed was amended to reflect the changes in the relationship between him and Diomed as a result of Diomed’s acquisition of the EVLT(R) patent rights. Dr. Min is expected to continue to act as a consultant to Diomed under the revised consulting agreement.

In the second transaction, Diomed licensed, on an exclusive basis, the EVLT(R) patent from Endolaser Associates, LLC, the assignee of interest in the EVLT(R) patent from the other four named inventors. This transaction was completed under a license agreement between Diomed and Endolaser Associates entered into on July 11, 2003. On September 3, 2003, Diomed paid Endolaser Associates $1.5 million in cash in exchange for the exclusive license granted by Endolaser Associates on behalf of the four inventors who had assigned their interest in the EVLT(R) patent to Endolaser Associates. Diomed made additional payments totaling $2.5 million in 10 quarterly installments of $250,000 each, commencing October 1, 2003. Diomed paid all of these payments when due and fully satisfied this obligation when it paid the final installment in January 2006. We agreed to pay ongoing variable royalties based on Diomed’s sales of products subject to the EVLT(R) patent.

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

We have received trademark registrations from the U.S. Patent and Trademark Office for the trademarks “Diomed,” “OPTIGUIDE” and “EVLT.” We have initiated trademark registrations for “Summer Legs,” “Spotlight” and “Spotlight OPS” as a trademark and/or service mark, but we have not yet received registrations for this particular mark. We registered various domain names, including diomedinc.com, diomed-lasers.com, fibersdirect.com, fibresdirect.com, summerlegs.com and evlt.com.

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

We are aware that our competitors and others have been issued patents relating to optical fibers and laser devices. In addition, our competitors and others may have been issued patents or filed patent applications relating to other potentially competitive products of which we are not aware. Further, in the future our competitors and others may file applications for patents, or otherwise obtain proprietary rights to technology that can be used for such products. These existing or future patents, applications or rights may conflict with our patents or applications. These conflicts could result in a rejection of our or our licensors’ patent applications or the invalidation of issued patents, any of which could have a material adverse effect on our ability to focus on the development or marketing of these applications. If conflicts occur, or if we believe that other products may infringe on our proprietary rights, we may pursue litigation or other legal remedies, or may be required to defend against litigation. In fact, we have sued several competitors to assert our intellectual property rights, and we have been sued by a competitor who has alleged that we infringed its intellectual property rights. Legal proceedings may materially adversely affect our competitive position, and we may not be successful in any such proceeding. Litigation and other proceedings can be expensive and time consuming, regardless of whether we prevail. This can also result in the diversion of substantial financial, managerial and other resources from other activities. An adverse outcome could subject us to significant liabilities to third parties or require us to cease any related research and development activities or product sales.

We also seek to protect our proprietary technology and processes in part by confidentiality agreements with our collaborative partners, employees and consultants. However, these third parties may breach their agreements with us, and we may not have adequate remedies for their breach. Competitors may also independently learn or discover our trade secrets.

For a discussion of some of the risks and uncertainties related to our intellectual property, see “Risk Factors,” below, and for a discussion of current litigation involving our intellectual property, see “Legal Proceedings,” below.

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

Unless an exemption applies, each medical device we wish to commercially distribute in the U.S. will require either prior clearance by the FDA on the basis of a “510(k) application,” or a pre-market approval (“PMA”) application. The FDA classifies medical devices that are manufactured or sold in the U.S. into one of three classes. Devices deemed to pose lower risks are placed in either class I or II, which requires the manufacturer to submit to the FDA a pre-market notification requesting permission to commercially distribute the device. This process is generally known as 510(k) pre-market notification. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device, are placed in class III, requiring pre-market approval upon a PMA application submitted by the applicant.

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

In August 2000, we and Axcan Pharma received regulatory approval for our 630nm laser and OPTIGUIDE(R) fiber, and Axcan Pharma’s Photofrin(R) drug used in the cancer treatment for late stage lung and esophageal cancers. In August 2003, Axcan Pharma announced that it received FDA clearance in connection with an application it had made for expanded indications of the use of Photofrin(R) in conjunction with our photodynamic therapy laser products for the treatment of Barrett’s Esophagus. In September 2004, our laser development and supply agreement with Axcan Pharma, dated August 2, 2000, was terminated and as a result, we are no longer distributing PDT lasers through Axcan Pharma. Sales to Axcan Pharma represented approximately 1% or less of our sales in 2004. We will continue to market PDT lasers through our direct sales force and distributors, both domestically and internationally.

We are also regulated under the Radiation Control for Health and Safety Act, which requires laser products to comply with performance standards, including design and operation requirements, and manufacturers to certify in product labeling and in reports to the FDA that their products comply with all such standards. The law also requires laser manufacturers to file new product and annual reports, maintain manufacturing, testing and sales records, and report product defects. We must affix various warning labels and install certain protective devices, depending on the class of the product.

Our failure to comply would initially result in a warning letter from FDA informing us of the noncompliance. Action to correct the non-compliance range from a field correction, such as new labeling being sent to existing customers by mail, to a formal recall of the labeling and replacement with compliant material. As compliance with existing regulations is included in our new product development protocol, it is unlikely that non-compliance will occur. Labeling and new product compliance are reviewed at discrete intervals during new product development by regulatory and compliance departments prior to the release of any new products.

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

The European Union, which consists of 25 countries encompassing most of the major countries in Europe, has adopted numerous directives and standards regulating the design, manufacture, clinical trials, labeling and adverse event reporting for medical devices. Devices that comply with the requirements of a relevant directive may bear the CE conformity marking indicating that the device conforms with the essential requirements of the applicable directives and, accordingly, may be commercially distributed throughout Europe. ISO 9001 certification is one of the CE Mark certification requirements. In November 1999, our facility was awarded ISO 9001 and EN 46001 certification, thereby allowing us to apply the CE mark to our products and market them throughout the European Union. In September 2001, we were the first company to receive the CE mark of approval for marketing endovenous laser therapy products in Europe. Outside of the European Union, we must obtain country-by-country approval to import our products, although certain countries such as Switzerland, have voluntarily adopted laws and regulations that mirror those of the European Union with respect to medical devices.

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

The current cost reduction orientation of the third-party payor community makes it exceedingly difficult for new medical devices and surgical procedures to obtain reimbursement. Often, it is necessary to convince payors that the new devices or procedures will establish an overall cost savings compared to currently reimbursed devices and procedures. We believe that EVLT(R) offers an opportunity for payors to reduce the costs of treating varicose vein patients by reducing the number of vein stripping procedures performed. We estimate that the cost of varicose vein treatment using EVLT(R) is approximately 25% of the cost of vein stripping procedures. Although we believe that EVLT(R) possesses economic advantages that will be attractive to payors, we cannot assure that they will make reimbursement decisions based upon these advantages.

Reimbursement by third-party payors is often positively influenced by the existence of peer-reviewed publications of safety and efficacy data and recommendations by knowledgeable physicians. With regard to EVLT(R), a number of physicians have published clinical data and studies addressing endovenous laser treatment in scientific journals. A recent study, entitled “Endovenous Laser Ablation of Varicose Veins,” was published in the August 2005 issue of the Journal of Cardiovascular Surgery. This study shows what we believe to be excellent long-term results for the removal of varicose veins caused by reflux of the greater saphenous vein. The study was co-authored by Dr. Robert Min, Acting Chair of Radiology at Weill Medical College of Cornell University and Acting Radiologist-in-Chief at New York Presbyterian Hospital-Weill Cornell. Dr. Min is a consultant to Diomed, and is an inventor of EVLT(R), who sold his rights to this patented technology to Diomed on September 3, 2003. Dr. Min assists Diomed in physician training and in the development of medical treatments using EVLT(R). For further details of this study, see “Products, Competencies and Market Opportunities—Endovenous Laser Treatment.”

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

On November 4, 2004, the Center for Medicare and Medicaid Services (CMS) established reimbursement codes for laser ablation as a mode of treatment for superficial vein disorders, including EVLT(R) for varicose veins. The codes, which are established by the American Medical Association and the CMS, form the basis for Medicare and Medicaid reimbursement across the U.S. and became effective January 1, 2005, subject to annual adjustment. In January 2007, new codes became effective. Including Medicare/Medicaid reimbursements, as of December 31, 2006, we list over 67 coverage policies representing over 217 million covered lives.

Under the new 2007 codes, doctors performing the EVLT(R) procedure in an office or clinic setting are reimbursed an unadjusted base rate of $1,893 for the first vein treated under code #36478; second and additional veins at a base rate of $423 under code #36479. When performed in a hospital setting, the new codes allow for professional (Part B) payments of $345 for the first vein treated and $164 for the second and additional veins, along with applicable hospital facility fees. These base rates are adjusted for regional cost differences.

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

In addition, cost control initiatives could adversely affect our business in a number of ways, including:

-	decreasing the price we or any of our partners or licensees receive for any of our products;

-	preventing the recovery of development costs, which could be substantial; and

-	limiting profit margins.

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

The following risks relate primarily to general business issues including, our business plan, operations, revenues, losses, manufacturing, distribution, sales, marketing, distribution and personnel:

WE HAVE A HISTORY OF SIGNIFICANT OPERATING LOSSES. WE MAY NOT EVER ACHIEVE OR MAINTAIN PROFITABILITY.

We have incurred significant operating losses since our inception, and, as of December 31, 2006, we have accumulated a deficit of approximately $91.1 million, including approximately $17.9 million in non-cash interest expense, a $1.1 million gain related to the adjustments of the market value for a warrant liability prior to its reclassification to permanent equity and $571,000 in SFAS 123R non-cash compensation expense. We may continue to incur operating losses, depending largely upon the commercial success of our EVLT(R) product line. We will need to generate revenues in excess of our expenses to become profitable, and we may be unable to do so. If we do not become profitable, the value of our common stock may decline.

Our operating losses may increase as we continue to incur costs for research and development, regulatory, sales and marketing, manufacturing, legal, general corporate activities, and Sarbanes-Oxley compliance costs. Whether we achieve and maintain profitability depends in part upon our ability, alone or with others, to successfully complete the development of future clinical applications, obtain required regulatory clearances and sell our products at profitable prices.

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

Our revenues have not been sufficient to fund our operations, and therefore we have required investor financing to fund our activities. The following summarizes our recent financing transactions.

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

In September 2006, we completed a private placement equity financing transaction in which we raised gross proceeds of $10.01 million.

We have applied, and will continue to apply these proceeds, net of offering costs, together with our operating revenue, to pay for our general working capital needs. However, the capital that we received from our recent equity and debt financings may not be sufficient to pay for all of our required expenditures if we have underestimated our expenditures or have overestimated our revenues when we prepared our business plan. We may need additional resources to fund the growth, acquisitions and working capital that our business plan envisions. The timing and amount of our future capital requirements will depend on many factors, including:

-	the scope and results of preclinical studies and clinical trials;

-	the time and costs involved in obtaining regulatory approvals;

-	the costs involved in preparing, filing, prosecuting, maintaining and enforcing our patents;

-	the costs involved in litigation;

-	competing technological and market developments;

-	our ability to establish additional collaborations;

-	changes in existing collaborations;

-	our dependence on others for development of our potential products;

-	the cost of manufacturing, marketing and distribution;

-	the opportunities available for making acquisitions that would enhance our business;

-	changes in compliance-related costs;

-	market acceptance of our products and services, including new product offerings, such as our Delta laser and VeinViewer(TM);

-	additional cash-based compensation due to accounting rules for stock-based compensation;

-	whether holders of outstanding warrants and stock options choose to exercise these securities;

-	whether we convert our outstanding debentures into common stock or exchange our outstanding preferred stock into common stock; and

-	the effectiveness of our activities.

If we require additional funds, we cannot be certain that such funds will be available to us on reasonable terms, or at all. In particular, given our capital structure after completing the September 29, 2006 equity financing and the current market price of our common stock, we may not be able to attract further new investment capital in the near future. The inability to obtain additional financing could cause us to reduce or cease operations, sell all or a portion of our assets, seek a sale of our business or enter into a business combination with a third party.

WE MAY NEED TO EXPAND OUR EXISTING MARKETING AND SALES RESOURCES.

Our marketing and sales resources may not be adequate for the successful commercialization of our products. Currently, we rely primarily on direct sales representatives for the U.S., U.K. and Northern Latin America markets and independent distributors for other international markets. Direct sales representatives are our employees. Direct sales representatives are paid a salary plus commissions on sales they make. Distributors purchase products from us and then resell our products and services to third parties. Our officers and employees develop and implement our marketing strategy, although we do periodically engage non-employee consultants, acting as independent contractors, to assist us in these efforts.

Market forces, such as increasing competition, increasing cost pressures on our customers and general economic conditions, may require us to devote more resources to our sales and marketing efforts, such as changing the composition of our sales and marketing staff and changing our marketing methods, as well as the expansion of our product lines. These changes may result in additional expenses. For example, we will incur additional salary expenses if we increase the number of direct sales representatives to replace any distributors that we use. Similarly, if we increase our reliance on marketing efforts, we will incur greater costs. We may also determine to expand our sales force in order to compete more effectively.

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

To be successful, we must manufacture our products in commercial quantities, at acceptable costs and under standards imposed by the FDA and other regulators. We currently have the capacity to manufacture products at certain commercial levels within existing good manufacturing practices. Future regulatory clearances by the FDA and other regulatory agencies could result in the need to expand our manufacturing operations. If we expand our manufacturing capabilities, we may need to spend additional funds, hire and retain additional personnel and comply with extensive regulations. If we are not able to expand our manufacturing capabilities, or are unable to continue to comply with good manufacturing practices, our ability to grow and to maintain our competitiveness may be significantly hindered.

WE RELY ON OUR AGREEMENTS WITH OUR SUPPLIERS. IF WE FAIL TO MAINTAIN OR ESTABLISH THESE AGREEMENTS, WE MAY NOT BE ABLE TO OBTAIN MATERIALS THAT ARE NECESSARY TO DEVELOP OUR PRODUCTS AND THEIR APPLICATIONS.

We depend on limited outside suppliers for certain raw materials and other components for our products, including the diodes for our lasers. Raw materials or components that we need may not always be available at our standards or on acceptable terms, if at all, and we may be unable to get alternative suppliers or produce needed materials or components on our own. If we cannot obtain these raw materials or components, we may be unable to make our products in sufficient quantities to meet our customers’ needs. Moreover, lead times for components and materials may vary significantly depending on the size of the order, specific supplier requirements and current market demand for the components. Inability of our suppliers to meet our requirements on a timely basis could interrupt our production until we obtain an alternative source of supply. To date, we have not experienced any significant delays in shipping our products as a result of obtaining any of our products from our suppliers.

In August 2005, we entered into an agreement with Luminetx Corporation (“Luminetx”) whereby Luminetx appointed us as its exclusive distributor of its new VeinViewer(TM) product to physicians performing sclerotherapy, phlebectomies or varicose vein treatments, in North American and the United Kingdom. During the first quarter of 2006, Luminetx began manufacturing the VeinViewer(TM) through an outsourced contract manufacturer, and the product became available for distribution in the second quarter of 2006. Luminetx is the sole supplier of VeinViewer(TM). If Luminetx or its contracted manufacturer are unable to achieve manufacturing requirements, then we will not be able to fulfill our expectations with respect to VeinViewer(TM) revenue. Further, if we are unable to sell certain minimum quantities of VeinViewer(TM) set forth in our distribution agreement with Luminetx, we may lose our exclusivity.

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

We have limited resources to attract and retain personnel. Our ability to compensate and provide incentives to management and our employees depends on our financial resources and the availability of equity compensation. In the fourth quarter of 2003, our stockholders approved a new incentive compensation plan providing for up to 1.6 million shares of common stock to be issued to our officers, directors, employees and consultants. On May 17, 2005, at our annual meeting of stockholders, the stockholders approved an amendment to that plan increasing the number of shares available for grant to 3.1 million. As of December 31, 2006, approximately 755,756 shares were available for grant under this incentive plan. This amount may not be adequate for our needs, and we may wish to adopt a new incentive plan or increase the number of shares available under our existing plans. Any new incentive plan will require stockholder approval before we may grant any stock options or other equity compensation under a new plan.

In addition, our directors and senior officers are likely to require that we maintain directors’ and officers’ insurance at levels comparable to that which we have maintained in the past. The premiums for this coverage represent a significant expense and are subject to substantial increases if the insurance market becomes more limited. Our current directors’ and officers’ liability insurance policies provide this coverage through February 2008. If we are unable to provide adequate compensation or are unable to obtain sufficient directors’ and officers’ insurance coverage, we may not be able to attract or retain key personnel.

Personnel changes may disrupt our operations. Hiring and training new personnel will entail costs and may divert our resources and attention from revenue-generating efforts. From time to time, we also engage consultants to assist us in our business and operations. These consultants serve as independent contractors, and we therefore do not have as much control over their activities as we do over the activities of our employees. Our consultants may be affiliated with or employed by other parties, and some may have consulting or other advisory arrangements with other entities that may conflict or compete with their obligations to us. Inventions or processes discovered by these persons will not necessarily become our property. If we are unable to find alternative resources, we will not be in a position to avoid or negotiate terms that would seek to protect us from the loss of these resources.

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

SINCE A CONSIDERABLE PORTION OF OUR REVENUES HAVE COME HISTORICALLY FROM INTERNATIONAL SALES, EVENTS AFFECTING INTERNATIONAL COMMERCE MAY ADVERSELY AFFECT OUR FUTURE INTERNATIONAL SALES, FUTURE REVENUES AND OUR PRODUCTS’ FUTURE PROFITABILITY.

International revenue accounted for approximately 34% of our total revenue in 2004, 24% of our total revenue in 2005, and 24% of our total revenue in 2006. No country outside the U.S. represented more than 10% of our revenue in either period. Our key international markets are the European Union, Latin America/Mexico, Japan, Australia, South Korea, Peoples’ Republic of China and Canada. Outside of the European Union, we must obtain country-by-country approval to import our products. Fluctuations in currency exchange rates may negatively affect our ability to compete against products denominated in local currencies. In most cases our international sales are made through international distributors and their wholly-owned subsidiaries with payments to us typically denominated in the local currencies of the United Kingdom and Europe and in U.S. dollars in the rest of the world. We believe that the U.S. is the single largest market for our EVLT(R) product line. We anticipate that the comparable portion of our total revenues derived from international sales will decrease as sales of our EVLT(R) product line in the U.S. increase, with our emphasis on EVLT(R) in the U.S. However, we expect that international sales will continue to provide a significant portion of our total revenues.

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

IF WE OR OUR SUPPLIERS FAIL TO COMPLY WITH APPLICABLE MANUFACTURING REGULATIONS, OUR BUSINESS COULD BE HARMED.

We and our key component suppliers are required to demonstrate and maintain compliance with the FDA’s Quality System Regulation, or QSR. The QSR sets forth the FDA’s requirements for good manufacturing practices of medical devices and includes requirements for, among other things, the manufacturing, packaging, labeling and distribution of such products. The FDA enforces the QSR through inspections. The FDA conducted its most recent QSR inspection in 2002 and the FDA issued a satisfactory letter to us after this inspection. We cannot assure you that we, or our key component suppliers, are or will continue to be in compliance or that we will not encounter any manufacturing difficulties. Furthermore, we cannot assure you that if we need to seek new suppliers to satisfy our business requirements, we will be able to locate new suppliers which are in compliance with regulatory requirements. Our failure to do so would have a material adverse effect on our ability to produce our products and on our profitability.

MARKET ACCEPTANCE OF OUR FUTURE PRODUCTS OR THEIR USES IS UNCERTAIN. FAILURE TO ACHIEVE MARKET ACCEPTANCE WILL HARM OUR BUSINESS’ OVERALL CHANCES FOR PROFITABILITY.

Our long term business plan envisions that we will market medical products in addition to our current EVLT(R) and photodynamic therapy product lines. In August 2005, we entered into an agreement with Luminetx to act as exclusive distributor to physicians performing sclerotherapy, phlebectomies or varicose vein treatments, in North American and the United Kingdom for a new product, VeinViewer(TM), that Luminetx has developed. Luminetx recently began manufacturing the VeinViewer(TM) product, and commercial quantities of the product first became available for commercial distribution during the second quarter of 2006. Therefore, the commercial acceptance of VeinViewer(TM) has not yet been established.

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

IF WE FAIL TO GAIN MARKET ACCEPTANCE OF OUR PRODUCTS, OUR BUSINESS WOULD SUFFER.

We are introducing novel products and technology into the vein treatment market. Vein stripping procedures, which are well established among physicians, have extensive long-term data, and are routinely taught to new surgeons have historically dominated. As a result, we cannot be certain of gaining widespread acceptance of our products and therefore may not achieve expected revenues or ever become profitable. Our principal product line, EVLT(R), is still in the early stages of commercialization. The VeinViewer(TM) product, for which we recently began to act as an exclusive distributor to physicians performing sclerotherapy, phlebectomies or varicose vein treatments in North American and the United Kingdom pursuant to an agreement with Luminetx, is in the initial stages of commercialization and market acceptance and profitability are not yet demonstrated .

To achieve growth in sales of our product lines over time, we believe we must continue to penetrate the market for the treatment of vein disease and expand physicians’ education with respect to the EVLT(R) product line and other lines. Although we introduce new initiatives intended to expand physician education from time-to-time, we cannot be assured that these innovations will be successful.

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

Although we currently focus on our EVLT(R) product line, our business and results of operation may suffer if we are unable to effectively commercialize our PDT products. Our understanding of the market for photodynamic therapy (PDT) is derived from a variety of sources, and represents our best estimate of the overall market size presented in certain disease areas. The actual market size and our market share, depend upon a number of factors, including:

-	competitive treatments, either existing or those that may arise in the future;

-	our products’ performance and subsequent labeling claims; and

-	actual patient population at and beyond product launch.

Actual results may vary from our estimates regarding these and other factors, which could result in performance of our PDT products that differs from our expectations.

Moreover, our sales of our PDT product line are dependent upon the clinical development process and the commercialization of PDT drugs by photodynamic therapy drug companies which use our PDT products in combination with their PDT drugs. As a result, our sales may fluctuate in relation to the timing of PDT drug companies achieving their strategic initiatives. We have limited ability to influence the commercialization of PDT drugs.

In addition, like any new clinical solution, PDT has to show long term results in order to gain acceptance. The cancers that photodynamic therapy is being developed to treat are slow to develop and acceptance of the procedure requires long term follow up. As a result, there is currently a lack of long term clinical data for photodynamic therapy. Furthermore, the diversity of cancers requires us to obtain data based on each type of cancer studied. Also, photodynamic therapy may cause a photosensitivity side effect in certain patients such that they are highly sensitive to sunlight for several days. In some patients this side effect may cause skin burns if the patient is exposed to sunlight. We also may not be able to source materials if our current suppliers are unable to provide the key components that we require. These factors may impair our ability to develop and market our PDT products. Other factors may slow the growth of a market for PDT procedures, and these factors may be beyond our control.

HEALTH CARE REIMBURSEMENT FOR OUR FUTURE PRODUCTS AND THEIR APPLICATIONS REMAINS UNCERTAIN, AND WE MAY BE UNABLE TO ACHIEVE MARKET ACCEPTANCE OR GENERATE PROJECTED REVENUES WITHOUT ROUTINE COVERAGE BY MEDICAL INSURANCE.

Our principal product line is EVLT(R). The American Medical Association and the Center for Medicare and Medicaid Services has established reimbursement codes for laser ablation as a mode of treatment for superficial vein disorders, including our EVLT(R) product line for varicose veins. The codes form the basis for Medicare and Medicaid reimbursement across the U.S. and became effective January 1, 2005. As a result of the creation of these codes and the adoption of EVLT(R) by U.S. insurance carriers, EVLT(R) has over 217 million covered lives in the U.S.

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

We have been successful in receiving governmental clearances for the products listed below along with their indications for use:

PRODUCT	INDICATION FOR USE
EVLT(R) kit and D15Plus diode laser	Ablation of the greater saphenous vein with reflux in patients with superficial vein reflux and venous incompetence and reflux of superficial veins in the lower extremity

Diomed 15Plus and 30Plus	Open and endoscopic surgical procedures in fields such as urology, gastroenterology, gynecology and neurosurgery; applications include treatment of vascular lesions and pigmented lesions

Diomed 630 PDT	Combination pre-market approval application for Photofrin used in palliation of esophageal cancer and endobronchial non-small cell lung cancer and for treatment of Barrett’s Esophagus

EVLT(R) kit, Diomed DELTA, D15Plus and D30Plus diode lasers	Treatment of varicose veins and varicosities associated with the superficial vein reflux of the greater saphenous vein

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

We must compile and submit to the FDA and other applicable regulators new indications of use as we determine new clinical applications for our products. We may also be required to seek regulatory clearance for modifications to our existing products, including changes to suppliers which must satisfy the FDA’s applicable criteria or the criteria of other applicable regulators. We believe that we have not reached this threshold in our program and are not now required to submit an application to the FDA for any changes we have made to our previously reviewed products. In the future, however, we may decide to alter certain products in a manner such that the FDA or other applicable regulators outside the U.S. will review the change. If we are required to seek FDA approval for future indications or modifications to our existing products or services, we or our collaborative partners may be unable to satisfy the conditions imposed by the FDA (or other regulators). As a result, we may be required to abandon applications for regulatory approval we make, or we may be unable to obtain FDA clearances or other approvals we seek, and therefore we may be unable to offer products and services relating to product modifications or new indications of use.

We are also subject to the Radiation Control for Health and Safety Act with laser radiation safety regulations administered by the Center for Devices and Radiological Health of the FDA. We may be subject to fines or other penalties for failure to comply with these regulations. For detailed information, see “Business--Government Approvals.”

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

THE TERMINATION OF LICENSES THAT WE CURRENTLY USE COULD ENABLE COMPETITORS TO OFFER PRODUCTS SIMILAR TO OURS OR PREVENT US FROM OFFERING OUR PRODUCTS.

We currently have two technology licenses that are material to our business. The first license relates to our EVLT(R) product line and the second relates to our OPTIGUIDE(R) fiber optic diffuser. For detailed information, see “Business - Patents, Trademarks and Proprietary Technology.”

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

Testing, manufacturing and selling medical products and applications entail significant inherent, industry-wide risks of allegations of product liability. The use of our products in clinical trials and the sale of our products may expose us to liability claims of patients or others who use our products in connection with clinical trials or sales of treatments offered by our customers. We currently carry insurance against these risks in amounts we believe sufficient and comparable to other similarly situated medical device companies, but that insurance coverage may not be adequate to cover all our liabilities.

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

To date, we have been named as a defendant in one product liability action, arising from a doctor’s alleged malpractice while performing a photodynamic therapy treatment on a patient’s esophagus. That action is currently in the discovery phase of litigation. We do not expect the outcome of this litigation to be materially adverse to us, or to incur material expenses or liability in connection with this action.

A successful product liability claim could have a material adverse effect on our cash flows and our ability to meet the costs of developing our products and their clinical applications. Defense of these claims could also entail significant expense and divert the attention of our management and personnel from other activities.

IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS OR IF WE LOSE OUR INTELLECTUAL PROPERTY RIGHTS, OUR BUSINESS COULD BE ADVERSELY AFFECTED.

We rely on a combination of patents, licenses, trade secrets and know-how to establish and protect our proprietary rights to our technologies and products. As of December 31, 2006, we held 35 patents in the U.S. and foreign countries. We currently have patents for the following inventions we use in our laser devices and systems:

-	endovascular laser treatment of varicose veins, used in EVLT(R);

-	introducer sheath/optical fiber arrangement for use in endovascular laser treatment of varicose veins, used in EVLT(R);

-	methods of using introducer sheath/optical fiber arrangement in the endovascular treatment of varicose veins;

-	laser system incorporating optical fibers;

-	solid state laser diode light source;

-	high power light source; and

-	fiber optic diffuser.

Of the patents, 7 are U.S. patents and 28 are filed in different jurisdictions. These patents expire at various times from 2011 to 2023.

Included in the foregoing are patents we license. Although we have an ownership interest in the EVLT(R) patent that we purchased in September 2003 from one of the inventors of this technology, we also licensed the rights in the same patent from all of the other inventors on an exclusive basis. We also sub-license technology used in our OPTIGUIDE(R) fiber optic diffuser used in photodynamic therapy applications on a non-exclusive basis from the licensee. For detailed information, see the risk factor captioned “The Termination of Licenses That We Currently Use Could Enable Competitors to Offer Products Similar to Ours or Prevent Us from Offering Our Products” and “Business - Patents, Trademarks and Proprietary Technology.”

To date, we have sued four competitors for infringement of our EVLT(R) patent: Vascular Solutions, Inc., AngioDynamics, Inc., Total Vein Solutions, LLC and New Star Lasers, Inc. d/b/a CoolTouch, Inc. Vascular Solutions, AngioDynamics and Total Vein Solutions have each countered that (among other things) our EVLT(R) patent is invalid. In August 2006 the court in the Vascular Solutions and AngioDynamics case granted summary judgment in our favor on this issue, finding that our EVLT(R) patent is valid and enforceable. If we do not prevail in the infringement actions and we are unable to exclude third parties from using the EVLT(R) technology, the EVLT(R) patent may be determined to be impaired and our EVLT(R) revenue stream may be adversely affected. Separately, in January 2006, concurrently with the grant of our introducer sheath/optical fiber patents, AngioDynamics commenced a declaratory judgment of invalidity, unenforceability and non-infringement in connection with these two patents proceeding against us. In August, 2006, the court granted our motion to dismiss this lawsuit. See “Legal Proceedings,” below for further information regarding these lawsuits.

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

On July 21, 2005, VNUS Medical Technologies, Inc. (“VNUS”) filed a patent infringement lawsuit against us. We have since been defending ourselves against this lawsuit vigorously. See “Legal Proceedings,” below, for further information.

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

The securities markets have experienced extreme price and volume fluctuations during the past three years, and the market prices of the securities of emerging companies and technology-oriented companies have been especially volatile. In the past, companies that have experienced volatility in the market price of their stock have been the subject of securities class action litigation. In fact, we were sued for allegedly violating Section 10(b) of the Securities Exchange Act of 1934, in connection with trading activity during the first quarter of 2002. We defended against this lawsuit and succeeded in having the lawsuit dismissed, with prejudice. However, we cannot be assured of success if we are sued by stockholders in the future. Securities class action litigation could result in substantial costs, liabilities and a diversion of management’s attention and resources. The shares of common stock recently issued in our equity financing transactions will likely enter the trading market and may result in lower trading prices if there are not sufficient purchasers to absorb the common stock as it enters the market.

OUR COMMON STOCK HAS BEEN PUBLICLY TRADED ONLY SINCE FEBRUARY 22, 2002. THE PRICE OF OUR COMMON STOCK HAS FLUCTUATED WIDELY AND WE EXPECT THAT THE PRICE OF OUR COMMON STOCK COULD CONTINUE TO FLUCTUATE SUBSTANTIALLY.

Until shortly after the February 14, 2002 merger, there was not any significant public market for our common stock. On February 22, 2002, shares of our common stock became listed for trading on the American Stock Exchange. We cannot be certain that the American Stock Exchange will maintain our listing if we fall below its listing qualifications or do not comply with other applicable American Stock Exchange rules. An issuer’s securities may be delisted by the American Stock Exchange if the issuer fails to meet certain financial criteria, or if a listed security trades at a low market price for a substantial period of time.

On June 1, 2006, we received notice from the American Stock Exchange that we were not in compliance with a listing standard that requires us to have at least $4,000,000 of stockholders’ equity. This resulted from the accounting treatment of the preferred stock we issued on September 30, 2005 as mezzanine level and not as stockholders’ equity, due to certain characteristics of the 2005 preferred stock. We submitted a plan for compliance with this listing standard, which the American Stock Exchange has accepted. As part of our compliance plan, the shares of preferred stock we issued on September 29, 2006 have characteristics which qualify it for stockholders’ equity, resulting in stockholders’ equity as of September 30, 2006 of approximately $19.5 million, well in excess of the listing standard at issue. The American Stock Exchange will continue to monitor our progress under our compliance plan through 2007, and thereafter we will continue to be required to continue to comply with all applicable listing standards.

If our shares are not listed on the American Stock Exchange, our shares are likely to be quoted on the Over-the-Counter Bulletin Board of the National Association of Securities Dealers, where they were quoted prior to February 2002, but where there may be less trading of our shares.

The market price for our common stock will be affected by a number of factors, including:

-	developments within our own company;

-	our announcements of new products or new clinical applications for our products;

-	our competitors’ announcements of new products or new clinical applications;

-	quarterly variations in our or our competitors’ results of operations;

-	changes in earnings estimates, recommendations by securities analysts or our failure to achieve analysts’ earning estimates;

-	developments in our industry;

-	the number of shares of our common stock that are available for trading in the markets at any given time; and

-	general market conditions and other factors, including factors unrelated to our performance or that of our competitors.

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

CERTAIN OF OUR INVESTORS HAVE SIGNIFICANT VOTING POWER, AND THESE INVESTORS MAY ACT CONTRARY TO THE INTERESTS OF OTHER STOCKHOLDERS.

There are several investors who beneficially own significant amounts of our common stock. See “Security Ownership of Certain Beneficial Owners and Management,” below, for further information. These investors’ interests may be different from yours. The concentration of share ownership among a limited number of investors gives these investors influence over our affairs, particularly if these investors act in concert. The effect of this concentration of ownership may also delay or prevent a change in control and might adversely affect the trading price of our common stock. Therefore, concentration of ownership in a limited number of investors may not be in the best interests of our other stockholders.

WE HAVE NOT PAID DIVIDENDS ON SHARES OF OUR COMMON STOCK IN THE PAST AND DO NOT EXPECT TO PAY DIVIDENDS ON SHARES OF OUR COMMON STOCK IN THE FUTURE. ANY RETURN ON INVESTMENT IN OUR COMMON STOCK MAY BE LIMITED TO POTENTIAL FUTURE APPRECIATION ON THE VALUE OF OUR STOCK.

We have never paid cash dividends on shares of our common stock and do not anticipate paying cash dividends on our common stock in the foreseeable future (although the now cancelled preferred stock we issued on September 30, 2005 provided for dividends to be paid quarterly at varying rates and the preferred stock we issued on September 29, 2006 provides for dividends to become payable if certain events occur - see “Liquidity and Capital Resources,” below, for a description of the dividend and other terms of the preferred stock). The payment of dividends on our common stock, if ever, will depend on our earnings, financial condition and other business and economic factors affecting us at such time as the board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on investment will only occur if and to the extent that our stock price appreciates, and, if the price of our common stock does not appreciate, then there will be no return on investment.

A SALE OF A SUBSTANTIAL NUMBER OF SHARES OF OUR COMMON STOCK MAY CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE AND MAY IMPAIR OUR ABILITY TO RAISE CAPITAL IN THE FUTURE.

If our stockholders sell substantial amounts of our common stock in the public market, including shares issued upon the conversion of the convertible debentures, upon the exchange of our preferred shares or on the exercise of outstanding warrants, the market price of our common stock could decrease. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at times and prices that we deem reasonable or appropriate. We have approximately 19.4 million shares of common stock outstanding as of December 31, 2006.

As of December 31, 2006, assuming there is no adjustment to the exchange rate of the preferred stock or the conversion price of outstanding debentures or exercise price of outstanding warrants, and assuming the limitations on ownership applicable to certain investors do not preclude such exchange or exercise, if (i) the investors in the September 29, 2006 private placement exchange all of their shares of preferred stock for approximately 17.4 million shares of common stock, (ii) the holders of the warrants we issued on September 29, 2006 to our placement agent exercise all of their warrants to purchase 370,000 shares of common stock, (iii) the holders of $3.712 million principal amount of previously issued debentures opt to convert their debentures into approximately 3.2 million shares of common stock and (iv) the holders of previously issued warrants exercise all of their warrants to purchase approximately 5.6 million shares of common stock, then these investors may seek to sell the underlying shares of common stock. Since we registered the common stock underlying the foregoing securities and since this registration statement was declared effective by the Commission, these underlying shares are, upon issuance following exchange, conversion or exercise, as the case may be, be freely tradeable in the public market by these investors. During 2007, 308.7 shares of preferred stock were exchange for 3,087,000 of common stock.

The effective exchange price of the preferred stock, conversion price of the debentures and exercise price of the warrants issued as placement fees for the September 29, 2006 financing is $1.15 per share, and the exercise price of most of the additional warrants is $1.98 per share. If the holders of these securities are able to sell their shares of common stock above the effective price per share paid, then they may be able to sell their underlying shares of common stock at a profit and therefore be inclined to exchange, convert or exercise these securities and to receive shares of common stock, and to sell these common shares. There may also be other reasons that prompt these investors to liquidate their holdings of our securities. If these investors determine to sell large numbers of our shares, then there may be insufficient interest by other investors in purchasing these shares in the trading market, which could cause the market price of our common stock to decrease.

POTENTIAL DILUTION CAUSED BY CURRENTLY OUTSTANDING STOCK OPTIONS AND WARRANTS MAY REDUCE THE MARKET PRICE OF OUR COMMON STOCK.

As of December 31, 2006, there were outstanding stock options representing approximately 2.5 million shares of common stock, with exercise prices ranging from $0.87 to $205.75 per share. The weighted average exercise price of the stock options outstanding as of December 31, 2006, was 4.63. In addition, as of December 31, 2006, there were outstanding warrants representing approximately 6.1 million shares of common stock, with exercise prices varying from $0.025 to $2.90 per share. The weighted average exercise price of all warrants outstanding as of December 31, 2006 was $1.63 per share.

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

In 2003, our stockholders approved an equity incentive compensation plan, which to help incent and compensate our directors, employees and others who assist our business, and authorized us to issue up to 1.6 million shares of common stock (or common stock equivalents) under that plan. In 2005, our stockholders approved an amendment to this plan, increasing the number of shares available for grant to 3.1 million. We have granted approximately 2.3 million stock options under this plan as of December 31, 2006, and an additional 755,756 awards are available for grant under this plan. The holders of these options have the opportunity to profit if the market price for the stock exceeds the exercise price of their respective securities, without assuming the risk of ownership. If the market price of the common stock does not exceed the exercise price of these securities, then they will likely not be exercised and may expire on their respective expiration dates.

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

OUR CORPORATE CHARTER AND BYLAWS CONTAIN PROVISIONS THAT MAY PREVENT TRANSACTIONS THAT COULD BE BENEFICIAL TO STOCKHOLDERS.

Our charter and bylaws restrict certain actions by our stockholders and require greater than majority votes for certain actions. For example:

-	Only our board of directors or the chairman of the board can call special meetings of stockholders.

-	Stockholders must give advance notice to the secretary of any nominations for directors or other business to be brought by stockholders at any stockholders’ meeting.

-
Certain stockholders hold a significant percentage of our outstanding shares. See the risk factor entitled “Certain of Our Investors Have Significant Voting Power and These Investors May Act Contrary to the Interests of Other Stockholders,” above.

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

NUMBER OF EMPLOYEES

As of December 31, 2006, we employed a total of 100 full-time employees, 55 of whom are based in the U.S. and 45 of whom are based at Diomed Ltd., our wholly-owned subsidiary in Cambridge, England, where manufacturing and certain international sales are conducted. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. None of our employees represented by a labor union. We believe our employee relations are good.

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

We also occupy approximately 6,300 square feet of office and distribution space in Andover, Massachusetts under a lease expiring in February 2008. We believe that these facilities are in good condition and are suitable and adequate for our current operations.

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

On March 4, 2004, we filed a second lawsuit against Vascular Solutions in the United States District Court for the District of Massachusetts seeking injunctive relief and damages for infringement of the '777 patent. On April 28, 2004, Vascular Solutions answered the complaint and filed a counterclaim for declaratory judgment that the '777 patent is invalid and not infringed. Vascular Solutions amended its answer and counterclaims to further allege patent unenforceability. In addition, Vascular Solutions moved to bifurcate the damages and willful infringement aspects of this case. We opposed this motion and on June 28, 2005 the court denied Vascular Solutions' motion. At the parties' joint request, however, our patent cases involving AngioDynamics and Vascular Solutions were consolidated by the court for pretrial purposes. We subsequently completed the discovery phase of the litigation.

On April 12, 2005, the Court issued a claim construction ruling, which interpreted certain claim language in the '777 patent. We believe that the evidence we have developed to date in the course of these lawsuits, if admitted and fully credited, will show that AngioDynamics and Vascular Solutions are infringing our patent as it has been interpreted by the Court.

On December 21, 2005, we moved for summary judgment that the `777 patent is valid, enforceable, and infringed by both Vascular Solutions and AngioDynamics. On the same date, AngioDynamics and Vascular Solutions moved for summary judgment of noninfringement. The Court initially scheduled a hearing on the parties' respective motions, but that hearing date was cancelled when the judge originally assigned to the case (Judge Richard Stearns) recused himself due to his having consulted one of Diomed's expert witnesses for a personal medical condition. The cases were reassigned to another Judge in the same District (Nathaniel Gorton).

On August 20, 2006, Judge Gorton issued a favorable ruling on the summary judgment motions. In particular, Judge Gorton rejected all of the various challenges raised by the defendants to the validity or enforceability of our '777 patent, and granted us summary judgment of validity and enforceability of the patent. Judge Gorton further denied all parties' cross-motions for summary judgment on infringement, as a result of which the case will proceed to trial as we had expected. A trial date has been set for March 12, 2007.

On April 2, 2004, we filed a lawsuit in the United States District Court for the District of Massachusetts against Total Vein Solutions, LLC, seeking injunctive relief and damages for infringement of the '777 patent. Total Vein Solutions answered the complaint, generally denying our allegations and counterclaiming for declaratory judgment of non-infringement and invalidity of the EVLT(R) patent. We are in the discovery phase of this litigation. For the same reasons discussed above, this case has also been reassigned from Judge Stearns to Judge Gorton.

On October 14, 2004, we filed a lawsuit in the United States Federal District Court for the District of Massachusetts against New Star Lasers, Inc., d/b/a Cooltouch, Inc., seeking injunctive relief and damages for infringement of the '777. CoolTouch answered the complaint, generally denying our allegations and counterclaiming for declaratory judgment of non-infringement and invalidity of the '777 patent. We are now proceeding with the discovery phase of this litigation. For the same reasons discussed above, this case has also been reassigned from Judge Stearns to Judge Gorton.

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

On October 12, 2005, VNUS served an amended complaint adding two additional parties, AngioDynamics, Inc. and Vascular Solutions, Inc., as defendants. On October 31, 2005, we filed an answer to the First Amended Complaint, again denying the allegations of infringement, and counterclaiming against VNUS for a declaration that none of the patents are infringed, that they are all invalid and that two of VNUS' patents are unenforceable for inequitable conduct. We are now proceeding with the discovery phase of this litigation, which is scheduled to continue through mid-2007, with a preliminary trial date in October 2007. The Court held a claim construction tutorial and a hearing on claim construction issues on October 30, 2006 and issued a ruling on claims construction on November 20, 2006. We intend to continue to defend against the allegations against us in this case.

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

On June 16, 2004, Vascular Solutions and the other the defendant answered the complaint, and filed a counterclaim for invalidity of the EVLT(R) trademark. On July 13, 2005 the Court heard oral argument on Vascular Solutions' motion for summary judgment on all claims. Vascular Solutions conceded that it would stipulate to desist from any further use of the mark ELT, which Diomed alleged infringed Diomed's federally-registered EVLT(R) trademark. Vascular Solutions further stipulated that it would desist from any further dissemination of the defamatory statements alleged in our complaint.

On March 3, 2006, the Court referred the parties to nonbinding mediation. At the mediation on May 24, 2006, the case was settled. The terms of the settlement are confidential. A joint stipulated dismissal was filed on June 23, 2006, ending the case.

'971 AND '976 PATENT DECLARATORY JUDGMENT LITIGATION

On January 3, 2006, AngioDynamics filed a lawsuit against us in the U.S. District Court for the District of Delaware, seeking a declaratory judgment that the claims of our U.S. Patent Number 6,981,971 (the "'971 Patent"), for an introducer sheath/optical fiber arrangement that may be used in the endovascular laser treatment of varicose veins, are invalid, unenforceable and not infringed by AngioDynamics. The '971 Patent was issued by the U.S. Patent and Trademark Office on January 3, 2006, the same day AngioDynamics filed the lawsuit. On January 17, 2006, AngioDynamics filed an Amended Complaint seeking a declaratory judgment with respect to our U.S. Patent Number 6,986,766 (the "'766 Patent"). The '766 Patent relates to methods of using an introducer sheath/optical fiber arrangement in the endovascular laser treatment of varicose veins. We filed a motion to dismiss AngioDynamics' declaratory judgment action in its entirety, based primarily on lack of declaratory judgment jurisdiction. We also asserted in our motion to dismiss that the court should dismiss the action in its discretion, and because AngioDynamics' complaint contained a number of deficiencies which we believe warranted dismissal. On September 7, 2006, the Court granted our motion to dismiss the action, denied AngioDynamics' Motion to Amend the Complaint, and dismissed the Case as we had requested.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

CERTAIN MARKET INFORMATION

Our common stock is traded on the American Stock Exchange under the symbol “DIO.” On March 14, 2007, our common stock closed at a price of $1.05 per share.

Since February 22, 2002, our common stock has been listed on the American Stock Exchange under the symbol “DIO.” Between November 2001 and February 22, 2002, our stock was quoted on the OTC Electronic Bulletin Board. Prior to being quoted on the OTC Bulletin Board, there was no market for our common stock. The following table sets forth for the periods indicated the high and low bid price information for the common stock as reported on the American Stock Exchange and the Over-the-Counter Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions

	PERIOD	HIGH	LOW
2006
	First Quarter	$2.83	$1.94
	Second Quarter	$2.45	$1.06
	Third Quarter	$1.44	$1.00
	Fourth Quarter	$1.21	$.76
2005
	First Quarter	$ 4.68	$ 3.49
	Second Quarter	$ 4.08	$ 2.41
	Third Quarter	$ 3.21	$ 1.92
	Fourth Quarter	$ 2.50	$ 1.73

As of December 31, 2006, there were approximately 307 holders of record of our common stock (a substantial number of which are nominees for other persons).

It has been our policy not to pay cash dividends and to retain earnings to support our growth. However, we did pay dividends to the holders of the now-cancelled preferred stock we issued on September 30, 2005, and we have agreed to pay dividends on the preferred stock we issued on September 29, 2006 if certain events occur. See “Liquidity and Capital Resources,” below for further details. We do not anticipate paying any cash dividends on our common stock in the foreseeable future.

DESCRIPTION OF SECURITIES

Our authorized capital stock consists of 65,000,000 shares of common stock, par value $.001 per share, and 1,736 shares of preferred stock.

As of December 31, 2006, there were 19,448,728 shares of common stock outstanding and 1,735.4347 shares of preferred stock outstanding (which are exchangeable for common stock on a 1-for-10,000 basis). As of March 15, 2007, there were 23,535,728 shares of common stock outstanding and 1,326.7347 shares of preferred stock outstanding (after giving effect to the issuance of a total of 4,087,000 shares of common stock since December 31, 2006 in exchange for 408.7 shares of preferred stock tendered for exchange by certain holders of preferred stock.

The following description of our capital stock does not purport to be complete and is subject to and qualified by our Articles of Incorporation and By-laws, which are included as exhibits to this report, and by the provisions of applicable Delaware law.

PREFERRED STOCK

Our board of directors is authorized, subject to any limitations prescribed by Delaware law, to issue preferred stock. In contemplation of the September 29, 2006 financing transaction and following stockholder approval, we amended our certificate of incorporation to limit the amount of shares and rights of the preferred stock to essentially that number of shares and those rights to be enjoyed by the holders of the 2006 series of preferred stock. As of December 31, 2006, 1,735.4347 shares of preferred stock were issued and outstanding, having been issued pursuant to the private placement financing that we completed on September 29, 2006. See ‘Liquidity and Capital Resources”, Transactions in 2006 - Private Placement Financing Completed September 29, 2006,” below, for a discussion of the particular rights and preferences designated by the board of directors for these shares of preferred stock. Each share of preferred stock outstanding as of December 31, 2006 is validly issued, fully paid and nonassessable. Only a fraction of a share of preferred stock is currently authorized and unissued.

COMMON STOCK

Subject to preferences that may be applicable to any rights of holders of outstanding stock having prior rights as to dividends, the holders of outstanding shares of our common stock are entitled to receive dividends out of assets legally available therefor at such times and in such amounts as the board of directors from time to time may determine. Holders of our common stock are entitled to one vote for each share held on all matters submitted to a vote of the stockholders. Cumulative voting with respect to the election of directors is permitted by our Certificate of Incorporation. The common stock is not entitled to preemptive rights and is not subject to conversion or redemption. Upon our liquidation, dissolution or winding-up, the assets legally available for distribution to stockholders are distributable ratably among the holders of the common stock after payment of liquidation preferences, if any, on any outstanding stock having prior rights on such distributions (such as the preferred stock we issued on September 29, 2006, should any of those shares be outstanding at the time of liquidation, dissolution or winding up) and payment of other claims of creditors. Each share of common stock outstanding as of December 31, 2006 is validly issued, fully paid and nonassessable.

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

On December 16, 2005, the Board of Directors determined to accelerate the vesting of the Company’s unvested stock options with an exercise price greater than $4.00 per share previously awarded to the directors, officers and employees pursuant to the Company’s 2003 Omnibus Incentive Plan, 2001 Stock Option Plan and 1998 Stock Option Plan. The closing price of our common stock on the American Stock Exchange on December 16, 2005 was $1.90. As a result of this acceleration, the Company will recognize no compensation expense for options to acquire approximately 574,000 shares of common stock (representing approximately 3% of the shares of our common stock outstanding on December 16, 2005) which would have vested during the fiscal years ended December 31, 2006 and 2007. As a result of these actions, we eliminated approximately $1,657,000 of future after-tax compensation expense relating to employee stock options after January 1, 2006.

As of December 31, 2006, 755,756 options and other incentive stock awards were available for future grants under the 2003 Omnibus Plan. In addition, 4,542 options were available under the 2001 Plan and 339 were available under the 1998 Plan as of December 31, 2006.

As of December 31, 2006, options to purchase a total of 2,478,376 shares of common stock were issued and outstanding, as follows:

		Outstanding		Exercisable
Exercise Price	Shares	Remaining Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 0.87 - $ 2.15	217,482	8.65	$1.44	99,611	$1.86
2.16 - 2.29	617,369	9.04	2.24	264,840	2.24
2.30 - 4.00	169,250	7.73	3.18	116,335	3.19
4.01 - 4.75	743,931	7.83	4.24	743,931	4.24
4.76 - 5.00	598,800	7.16	5.00	598,800	5.00
5.01 - 11.50	104,091	6.14	8.59	104,091	8.59
11.51 - 49.00	12,256	4.46	31.20	12,256	31.20
49.01 - 87.00	4,700	5.06	51.06	4,700	51.06
87.01 - 164.00	4,113	1.50	114.55	4,113	114.55
$164.01 - $ 205.75	6,384	1.26	174.47	6,384	174.47
TOTAL	2,478,376		$4.63	1,955,061	$5.32

WARRANTS

From time-to-time we issue warrants to purchase common stock to persons who have invested in the Company or who have provided services to us or entered into agreements with us. As of December 31, 2006, warrants to purchase a total of 6,055,303 shares of common stock were issued and outstanding, as follows:

	Range of Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)
Outstanding, December 31, 2005	$0.025 - $2.90	5,196,775	$2.35	4.00
Granted to 2005 PIPE Holders(A)	1.98	472,000	1.98	3.75
Granted to Placement Agent 2003(B)	1.50 - 1.77	16,528	1.72	1.90
Granted to Placement Agent 2006(C)	1.15	370,000	1.15	4.75
Outstanding, December 31, 2006	$0.025 - $2.90	6,055,303	$1.63	3.36
Exercisable, December 31, 2006	$0.025 - $2.90	6,055,303	$1.63	3.36

(A) On September 30, 2005, we issued warrants to purchase 1.6 million shares of common stock, initially with an exercise price of $2.50 per share to investors who purchased preferred stock in our private placement financing and warrants to purchase 200,000 shares of common stock with an exercise price of $2.50 per share to holders of debentures that we had issued in October 2004 as an inducement for their waiver of certain negative covenants that were implicated by the September 2005 financing transaction. Pursuant to the antidilution adjustment under the terms of these warrants, as a result of the September 29, 2006 financing transaction, we reduced the exercise price of these warrants to $1.98 and increased the number of underlying shares of commons stock from 1,800,000 to 2,272,000.

(B) In connection with our 2006 preferred stock financing, the anti-dilution adjustment was triggered and the exercise price of certain Sunrise warrants decreased from $2.32 to $1.77 per share, and the number of shares of common stock issuable upon exercise of these Sunrise warrants increased from 42,282 to 55,559, the exercise price of certain Sunrise warrants decreased from $1.93 to $1.50 per share, and the number of shares of common stock issuable upon exercise of these Sunrise warrants increased from 11,455 to 14,706, and the exercise price of certain Sunrise warrants decreased from $2.10 to $1.15 per share (no adjustments impacted the remaining Sunrise warrants). As of December 31, 2006, a total of 1,625,120 of the warrants issued to Sunrise, as adjusted for anti-dilution and commission, had been exercised in prior years, and 155,843 warrants were unexercised and remained outstanding.

(C) On September 29, 2006, we issued warrants to purchase 370,000 shares of common stock to designees of our placement agent. We agreed to issue these warrants as part of the fees that our placement agent earned in connection with the September 29, 2006 financing transaction. These warrants have an exercise price of $1.15 per share, expire in five years and include a “cashless exercise” feature.

DELAWARE ANTI-TAKEOVER LAW

We and our stockholders are subject to Section 203 of the General Corporation Law of the State of Delaware, an anti-takeover law. In general, the law prohibits a public Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in the prescribed manner. A “business combination” includes merger, asset sale and other transaction resulting in a financing benefit to the interested stockholder. An “interested stockholder” is a person who, together with affiliates and associates, owns (or within three years, did own) 15% or more of the corporation’s voting stock.

TRANSFER AGENT AND REGISTRAR

The transfer agent and registrar for our common stock is Continental Stock Transfer & Trust Company, 17 Battery Place, New York, NY 10004.  We act as our own transfer agent and registrar as to our preferred stock, warrants and stock options.

RECENT SALES OF UNREGISTERED SECURITIES

In 2005 and 2006, we issued unregistered securities in several transactions, which we have previously disclosed in our 2005 Annual Report on Form 10-KSB/A, Quarterly Reports on Form 10-QSB and/or Current Reports on Form 8-K. See “Liquidity and Capital Resources,” “Transactions in 2005” and “Transactions in 2006,” below for summaries of the terms of these transactions.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

You should read the following discussion of our financial condition and results of operations together with the audited consolidated financial statements and notes to the financial statements at December 31, 2006 and 2005, which are included elsewhere in this annual report.

This section contains forward-looking statements which involve known and unknown risks and uncertainties. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as “may,” “will,” “should,” “potential,” “expects,” “anticipates,” “intends,” “plans,” “believes” and similar expressions. These statements are based on our current beliefs, expectations and assumptions and are subject to a number of risks and uncertainties. Our actual results could differ materially from those discussed in these statements. We refer you to the “Risk Factors” on pages 19 through 34 of this annual report for a discussion of certain risks, including those relating to our business as a medical device company without a significant operating record and with operating losses, our risks relating to the commercialization of our current and future products and applications, and risks relating to our common stock and its market value.

In view of our relatively limited operating history, we have limited experience forecasting our revenues and operating costs. Therefore, we believe that period-to-period comparisons of financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. To date, the Company has incurred substantial costs to create or acquire our products. As of December 31, 2006, we had an accumulated deficit of approximately $91.1 million, including approximately $17.9 million in non-cash interest expense, a $1.1 million gain related to the adjustments of the market value for a warrant liability prior to its reclassification to permanent equity, and $571,000 in SFAS 123R compensation expense. We may continue to incur operating losses due to spending on research and development programs, clinical trials, regulatory activities, and sales, marketing and administrative activities. This spending may not correspond with any meaningful increases in revenues in the near term, if at all. As such, these costs may result in losses until such time as the Company generates sufficient revenue to offset such costs.

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

EVLT(R) was our primary source of revenue in 2005 and 2006, and will continue to be a primary source of revenue in 2007. We believe that EVLT(R) will achieve a high level of commercial acceptance due to its relative short recovery period, immediate return to the patient’s normal routine barring vigorous physical activities, reduced pain and minimal scarring and reduced costs compared to other treatments for varicose veins. We developed our EVLT(R) product line as a complete clinical solution and marketing model, including a laser, disposable kit, clinical training, customized marketing programs plus other complimentary products that support our basic EVLT(R) strategy, to assist office-based and hospital-based physicians in responding to the growing demand for treatment of varicose veins in a minimally invasive manner. We have also published a health insurance reimbursement guide to assist physicians in the reimbursement submission process. We believe that these attributes, in addition to EVLT(R)’s superior clinical trial results, provide EVLT(R) with a competitive advantage over competing traditional and minimally invasive varicose vein treatment products.

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

In August 2005, we entered into a three year agreement with Luminetx, Inc. to acquire exclusive distribution rights to the VeinViewer(TM) Imaging System for the sclerotherapy, phlebectomy and varicose vein treatment markets in the United States and United Kingdom. VeinViewer(TM) became commercially available during the second quarter of 2006.

We primarily use a direct sales force to market our products in the United States, the United Kingdom and Northern Latin America and a network of more than 30 distributors to market our products abroad. We have developed and maintain a website - www.EVLT.com - to assist both patients and physicians. EVLT.com provides patients with education about treatment options and benefits of EVLT(R) and provides physicians with education about the EVLT(R) procedure. At www.EVLT.com, patients can also locate the nearest physician performing EVLT(R) by inputting their city and state. We also maintain a corporate website - www.diomedinc.com - to provide information about us and our physician support initiatives, products and program offerings.

We currently focus on the development and growth of EVLT(R) sales both domestically and internationally. We also expanded our product offerings to include VeinViewer(TM) to physicians performing sclerotherapy, phlebectomies or varicose vein treatments, in North American under our exclusive distribution agreement with Luminetx. Our management team focuses on developing and marketing solutions that address serious medical problems that have significant markets. We also support the development and approval of new applications, including our PDT product line, and the development of enhancements to our products in order to further improve their quality, effectiveness and manufacturability. Our determinations are based upon the number of procedures that may be conducted in a market and projections of the associated revenue. Currently, EVLT(R) applications fall within this guideline, and we believe that photodynamic therapy may have the potential to do so as well at some time in the future. However, EVLT(R), and not PDT, is the emphasis of our current business plan.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED DECEMBER 31, 2006 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2005

REVENUE

Diomed delivered revenues for the year ended December 31, 2006 of $22,382,000, increasing approximately $3,333,000, or 18%, from $19,049,000 for the year ended December 31, 2005. Revenue from EVLT(R) disposable procedure kits increased 42% in 2006 versus 2005, demonstrating the continued and growing acceptance of EVLT(R) by the medical community and patients alike.

In 2006, approximately $8,332,000, or 37%, of our total revenues, were derived from laser sales, as compared to approximately $9,301,000, or 49%, in 2005. In 2006, approximately $14,051,000, or 63%, of our total revenues were derived from sales of disposable fibers and kits, accessories and service, as compared to approximately $9,748,000, or 51% in 2005. We expect the proportion of revenue derived from disposables to increase as we establish a larger base of installed lasers and the number of EVLT(R) procedures performed grows.

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

COST OF REVENUE AND GROSS PROFIT

Cost of revenue for the year ended December 31, 2006 was $12,279,000, increasing approximately $2,166,000, or 21%, from $10,113,000 for the year ended December 31, 2005. Cost of revenue, as a percentage of sales, increased from 53% to 55% on a year-to-year basis. The increase in cost of revenue resulted from the corresponding increase in the number of disposable products sold partially offset by improved materials costs.

Gross profit for the year ended December 2006 was $10,103,000, representing an increase of $1,167,000, or 13%, over 2005. Gross profit as a percentage of sales was 45%, a decrease of 2 percentage points compared to 2005, as a less favorable product mix offset favorable pricing variances. We have targeted continued improvement in gross profit levels to the 60% level and higher, consistent with other proprietary medical device companies, as the EVLT® product line grows.

OPERATING EXPENSES

Research and development expenses for the year ended December 31, 2006 decreased by $28,000 or 2%, to $1,508,000. We expect that research and development spending will remain at approximately the same level as 2006, as we continue to drive product functionality, cost improvements and other enhancements. Research and development costs included approximately $15,000 in SFAS 123R non-cash compensation expense.

Selling and marketing expenses for the year ended December 31, 2006 were $11,434,000, increasing approximately $2,042,000 or 22%, from $9,392,000 for the year ended December 31, 2005. The increase was driven by a continued expansion in the size of our sales force of $847,000 primarily related to salaries, higher sales commissions of $249,000 resulting from increased sales volume, $193,000 in SFAS 123R non-cash stock based compensation expense, and increased marketing expenditures of $273,000 to support the sales efforts to drive the growing commercialization of EVLT(R). In 2007, we anticipate continued increased selling and marketing expenses resulting from the larger sales organization and increased commissions due to expected increases in volume.

General and administrative expenses for the year ended December 31, 2006 were $7,741,000, decreasing approximately $78,000, or 1%, from $7,819,000 for the year ended December 31, 2005. The decrease was primarily attributable to fewer Sarbanes-Oxley compliance costs of $190,000, including costs for consultants we retained to document our processes and internal controls, decreased legal fees of $77,000, decreased corporate taxes of $74,000 and other administrative cost decreases, offset by $336,000 in SFAS 123R non-cash stock based compensation expense. Legal costs of $2,903,000 decreased by 3%, or $77,000 from 2005. Legal costs included the cost of ‘777 patent infringement litigation against four competitors commenced during 2004, defense costs incurred in connection with the infringement litigation against us filed by VNUS in mid-2005 and the declaratory judgment action against us commenced by Angiodynamics in early 2006 (which was dismissed during the third quarter of 2006 upon our motion) as well as continuing costs of litigation against Vascular Solutions in trade secrets suit litigation commenced by us in the fourth quarter of 2003, which we settled in mid 2006. In 2007, we anticipate general and administrative expenses to remain at this elevated level as we continue to incur legal fees in connection with our intellectual property ‘777 patent infringement actions lawsuits, some of which we expect to proceed to trial late in the first quarter of 2007, as well as defense costs pertaining to the patent infringement action initiated by VNUS and the declaratory judgment patent litigation commenced by AngioDynamics in January 2006.

LOSS FROM OPERATIONS

As a result of the factors outlined above, the loss from operations for the year ended December 31, 2006 was $10,580,000, increasing from $9,812,000 for the year ended December 31, 2005, as gains from incremental gross profit and decreased general and administrative costs were primarily offset by increased sales and marketing costs.

OTHER (INCOME) EXPENSE, NET

Other (income) expense, net for the year ended December 31, 2006 was $(311,000), compared to $1,626,000 for the year ended December 31, 2005. Net interest expense of $660,000 in the year ended December 31, 2006 included non-cash charges totaling $666,000 related to the amortization of the debt discount related to the $3,712,000 in remaining debt originally issued in the September 28, 2004 equity and debt financing. Interest expense of $1,783,000 in the year ended December 31, 2005 included non-cash charges of $1,197,000 related to the amortization and acceleration of the debt discount related to the conversion of the $3,288,000 in debt originally issued in the September 28, 2004 equity and debt financing.

Gain on the fair value of warrant liability for the year ended December 31, 2006 was $971,000, as a result of the mark-to-market for the warrants issued in the private placement financing completed on September 30, 2005. As a result of the financing closed on September 29, 2006, we marked the warrant obligation to market for a final time and reclassified the mezzanine level preferred stock and warrant liability issued in 2005 to permanent equity.

INCOME TAXES

For the years ended December 31, 2006 and 2005, we included no provision for foreign, federal or state income taxes, as we incurred net operating losses.

NET LOSS

Net loss for the year ended December 31, 2006 of $10,269,000 decreased $1,169,000 from $11,438,000 for the year ended December 31, 2005. The expansion of our sales and marketing efforts during 2006 drove incremental revenue, resulting in increased gross margin, which was offset by the increased selling and marketing costs and $571,000 in SFAS 123R stock based compensation costs. Net loss in 2006 included $666,000 in non-cash interest expense arising from the amortization of the debt discount and a $971,000 non-cash gain for the change in the fair value of the warrant liability entered into on September 30, 2005. Net loss in 2005 included $1,197,000 in non-cash interest expense arising from the acceleration and amortization of the debt discount, and a $158,000 non-cash gain for the change in the fair value of the warrant liability.

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS

Net loss applicable to common stockholders for the year ended December 31, 2006 was $14,650,000, or $0.75 per share, compared to $12,888,000 or $0.67 per share, for the year ended 2005. Net loss applicable to common stockholders includes a one-time, non-cash, non-operating beneficial conversion charge of $469,938, since the market price of our common stock of $1.20 exceeded the $1.15 effective conversion price of the immediately convertible preferred stock issued on September 29, 2006. We also recorded a one-time, non-cash, non-operating deemed dividend of $2,980,439 on the exchange of the 2005 preferred stock for the 2006 preferred stock. In 2005, we recorded a non-cash, non-operating beneficial conversion charge of $1,151,000 and approximately $300,000 in dividends on preferred stock issued in 2005.

LIQUIDITY AND CAPITAL RESOURCES

SUMMARY

Since our inception through December 31, 2006, we had an accumulated deficit of approximately $91.1 million, including approximately $17.9 million in non-cash interest expense, a $1.1 million gain related to the adjustments of the market value for our warrant liability prior to its reclassification to permanent equity, and $571,000 in SFAS 123R non-cash compensation expense. We may continue to incur operating losses due to spending on research and development programs, legal fees in support of our intellectual property rights, clinical trials, regulatory activities, sales, marketing and administrative activities. This spending may not correspond with any meaningful increases in revenues in the near term, if at all. As such, these costs may result in losses until such time as we generate sufficient revenue to offset such costs. We have financed our operations primarily through private placements of common stock and preferred stock, private placements of convertible notes and short term notes and through credit arrangements.

In 2006, we entered into a number of transactions with provisions which may impact our future liquidity and capital resources, such as:

-	dividends to be paid on preferred stock;

-	redemption provisions of our preferred stock;

-	exchanges of preferred stock into common stock

-	conversions of debentures into common stock; and

-	exercises of warrants issues.

TRANSACTIONS IN 2006

The following summarizes our capital financing transactions during 2006:

PRIVATE PLACEMENT EQUITY FINANCING COMPLETED SEPTEMBER 29, 2006

Description of the 2006 Preferred Stock

On September 29, 2006, we issued 1,735.4347 shares of preferred stock, each share of which has a stated value of $11,500 per share. We received gross proceeds of $10,010,000 and incurred $1,049,000 in financing costs resulting in net proceeds of $8,961,000 which will be used for general working capital purposes. We issued 870.4348 of these shares to investors who purchased these shares for cash at a price of $11,500 per share, and we issued 864.9999 shares to investors who tendered all 3.975 million outstanding shares of preferred stock we issued in 2005 in exchange for shares of the 2006 preferred stock, all in accordance with the terms of a Securities Purchase Agreement we entered into with the investors in July 2006.

Exchange Provisions. At an investor’s option, each share of the 2006 preferred stock may be exchanged for shares of the common stock. Subject to applicable limitations on ownership (described below), each share of the 2006 preferred stock is exchangeable for the number of shares of the common stock equal to $11,500 divided by the exchange rate. The exchange rate initially is $1.15 and is subject to certain adjustments, including reduction if we make certain dilutive issuances of equity securities in the future. The antidilution adjustment provides that if we sells shares of the common stock (or the rights to acquire the common stock) for a price lower than the then-current exchange rate, the exchange rate will be reduced to the weighted average price of the common stock issued after giving effect to the dilutive issuance.

We also have the right to require the investors to exchange their shares of the 2006 preferred stock if the trading price of the common stock achieves and remains at a price level of $2.875 per share and certain other conditions are satisfied. Upon a change of control (as defined), shares of the preferred stock will automatically be exchanged for the right to receive either (1) the liquidation preference of the 2006 preferred stock of $13,800 per share or (2) the consideration which would have become payable in the change of control transaction to the holders of the preferred stock in respect of the shares of common stock underlying the preferred stock, whichever is greater. For purposes of the preferred stock, a “change of control” is defined to include only (i) the sale by us of all or substantially all of our assets or (ii) a merger, consolidation or other business combination where either (1) we are not the surviving entity or (2) either the holders of our capital stock immediately prior to the transaction have 50% or less of the voting rights of the surviving entity or own 50% or less of the outstanding voting securities of the surviving entity immediately following the transaction or the board of directors immediately prior to the transaction comprise 50% or less of the board of directors of the surviving entity. A change in ownership of our outstanding capital stock is excluded from the definition of “change in control.”

We did not structure the definition of “change of control” for the purpose of discouraging a takeover of the Company. Rather, we defined “change of control” in this manner to ensure that the 2006 preferred stock would not become redeemable by the holders as a result of an event outside of our control. We believe that under applicable accounting standards, this, together with the other terms and conditions of the 2006 preferred stock, enabled us to categorize the 2006 preferred stock within stockholders’ equity on our balance sheet, which in turn will assist us in complying with the minimum stockholders’ equity required by the AMEX in its continued listing criteria.

Redemption. The investors do not have the right to require us to redeem their shares of the 2006 preferred stock. We, however, have the right to redeem the 2006 preferred stock after the fifth anniversary of the completion of the financing transaction at a price equal to 120% of the issue price, or $13,800 per share.

Dividends. Dividends do not accrue on the 2006 preferred stock unless and until we complete a transaction in the future that reduces the effective conversion price of our outstanding convertible debentures below the conversion price in effect upon the completion of the financing transaction ($1.15), as a result of the operation of the antidilution rights of the holders of the debentures, but only if at the time of the future transaction the reduction in conversion price affects debentures having an aggregate principal amount of at least $1,000,000. Thereafter, dividends will accrue on the issued and outstanding shares of the 2006 preferred stock at the rate of 15% per annum and will be payable quarterly in arrears.

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

Liquidated Damages. We may be required to pay liquidated damages to the investors if we fail to timely comply with an investor’s request to exchange shares of the 2006 preferred stock for shares of the common stock or if we do not timely remove restrictive legends from certificates representing shares of the common stock when requested by the investor and permitted by applicable law. The liquidated damages are payable in the amount of 1% per day of the issue price of the shares of the 2006 preferred stock subject to the investor’s request and are subject to an aggregate cap of 25% of the issue price paid by the Investor for the 2006 preferred stock (inclusive of any other liquidated damages payable by us in respect of the 2006 preferred stock). If we fail to timely issue shares of the common stock upon exchange or remove legends from shares of the common stock when requested by investors and permitted by applicable law and the investor purchases other shares of common stock to settle the sale of shares of common stock that were intended to be settled by shares of common stock issuable upon exchange of the unlegended shares, then we may also be required to pay to the investors the difference between the proceeds of sale of the shares of the common stock sold and the price paid for the other shares of the common stock purchased for settlement purposes.

In accordance with EITF Number 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” (EITF 00-27), we compared the amount allocated to the 2006 preferred stock of $10,010,000 to the fair value of the common stock that would be received upon conversion to determine if a beneficial conversion feature existed. We determined that a beneficial conversion feature of $469,938 existed and, in accordance with EITF 00-27, amortized that amount immediately to the value of the preferred stock, as the preferred stock is immediately convertible (subject to listing with the AMEX). In accordance with EITF 98-5, this adjustment of $469,938 is analogous to a dividend and recognized as a return to the shareholders and has been included in the beneficial conversion feature of 2006 preferred stock in our calculation of net loss applicable to common stockholders and basic and diluted net loss per share. We recorded the 2006 preferred stock to permanent equity in accordance with the terms of EITF Abstracts - Appendix D - Topic D-98: Classification and Measurement of Redeemable Securities (“Topic D-98”).

We also issued 370,000 placement fee warrants to Musket Research Associates, Inc. (“MRA”) and $610,600 in consideration of services to both MRA and Roth Capital Partners. We incurred other costs including, registration, listing, legal and professional fees totaling an additional $438,426. Net proceeds from this financing will be used for general working capital purposes. The placement fee warrants are exercisable for five years from the date of listing with the AMEX at an exercise price of $1.15 per share, subject to reduction in the case of dilutive issuances.

In addition, the holders of the placement fee warrants may exercise their warrants by means of a “cashless exercise” instead of paying cash to us upon exercise, in which case the holder shall be entitled to receive a certificate for the number of warrant shares equal to the quotient obtained by dividing [(A-B)(X)] by (A), where:

A = the VWAP on the Trading Day immediately preceding the date of such election;

B = the Exercise Price of this warrant, as adjusted; and

X = the number of Warrant Shares issuable upon exercise of this Warrant in accordance with the terms of this Warrant by means of a cash exercise rather than a cashless exercise

Where:

“VWAP” means, for any security as of any date, the price determined by the first of the following clauses that applies: (a) if the common stock is then listed or quoted on a Trading Market, the daily volume weighted average price of the common stock for such date on the Trading Market on which the common stock is then listed or quoted as reported by Bloomberg Financial L.P. (based on a Trading Day from 9:30 a.m. Eastern Time to 4:02 p.m. Eastern Time); (b) if the common stock is not then listed or quoted on a Trading Market and if prices for the common stock are then quoted on the OTC Bulletin Board, the volume weighted average price of the common stock for such date on the OTC Bulletin Board; (c) if the common stock is not then listed or quoted on the OTC Bulletin Board and if prices for the common stock are then reported in the “Pink Sheets” published by the National Quotation Bureau Incorporated (or a similar organization or agency succeeding to its functions of reporting prices), the most recent bid price per share of the common stock so reported; or (d) in all other cases, the fair market value of a share of common stock as determined by an independent appraiser selected in good faith by the holders of the preferred stock and reasonably acceptable to the Corporation, where “Trading Day” means a day on which the common stock is traded on a Trading Market, and “Trading Market” means the following markets or exchanges on which the common stock is listed or quoted for trading on the date in question: the Nasdaq SmallCap Market, the American Stock Exchange, the New York Stock Exchange or the Nasdaq National Market.

Description of the Transaction Documents

Securities Purchase Agreement

The following summary sets forth the provisions of the Securities Purchase Agreement:

On July 27, 2006, we entered into a Securities Purchase Agreement with the investors, under which we agreed to issue and sell to the investors an aggregate of 1,735.4347 shares of the 2006 preferred stock. Of this total, we agreed to sell 870.4348 shares of the 2006 preferred stock for cash at a price per share of $11,500 per share, which will result in gross proceeds of $10,010,000 to the Company. We agreed to issue the other 864.9999 shares of the 2006 preferred stock in exchange for all 3,975,000 currently outstanding shares of the 2005 preferred stock. Each share of the 2006 preferred stock will be exchangeable for 10,000 shares of our common stock. For a discussion of the terms and conditions on which we and the investors have agreed that the shares of the 2006 preferred stock may be exchanged, see “Description of the 2006 Preferred Stock,” above. Following the completion of the transactions set forth in the Securities Purchase Agreement on September 29, 2006, no shares of the 2005 preferred stock were issued or outstanding, and 1,735.4347 shares of the 2006 preferred stock were issued and outstanding. The shares of the 2006 preferred stock then issued and outstanding exchangeable for, in the aggregate, 17,354,347 shares of common stock.

Form of Par Warrant

The Securities Purchase Agreement places limitations on ownership on the investors of either 4.99% of the total outstanding shares of common stock or 9.99% of the outstanding shares of common stock (depending on the particular investor). To the extent that exchanging shares of the 2006 preferred stock for shares of common stock would violate these limitations on ownership of the common stock, we may issue a common stock purchase warrant (the “Par Warrant”), exercisable for the number of shares of our common stock which exceeds the shares that the Investor could have acquired if not for the limitation on ownership.

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

Upon an investor’s exercise of its Par Warrant, we will deliver to the investor a certificate representing the shares underlying the exercised Par Warrant within two trading days of the exercise date. If at any time we fail to deliver the common stock underlying the Par Warrant to an investor upon the investor’s proper exercise of the Par Warrant, we will pay the investor any difference in market price of such shares of common stock on the date the common stock should be delivered and the date the common stock is actually delivered to the investor. Penalties under the Par Warrant are subject to the 25% cap on liquidated damages set forth in the Securities Purchase Agreement.

The exercise price of the Par Warrants will be adjusted in the event of any stock dividends, stock splits, distributions of our assets and pro rata distribution by we of convertible securities or instruments to holders of common stock. Additionally, in the event we undergo a change of control (as defined), liquidation, share exchange or other fundamental transaction, the Par Warrant holder will have the right to receive the stock, cash or other property such holder would have received had the Par Warrant holder held the number of shares of common stock for which the Par Warrant is exercisable.

The laws of New York would govern the construction and enforcement of the Par Warrants.

Registration Rights Agreement

Upon completing the financing transaction on September 29, 2006, we entered into a registration rights agreement among us and the investors. Pursuant to the Registration Rights Agreement, we agreed to file (at our expense) a registration statement on Form SB-2 with the SEC, registering for public resale the “registrable securities” consisting of the shares of the common stock that are issuable upon exchange of the shares of 2006 preferred stock issued to investors in the financing transaction and the shares of common stock that are issuable upon exercise of the Par Warrants, should any Par Warrants be issued in lieu of common stock as a result of applicable limitations on ownership.

We were required to file the registration statement within 45 days of the closing of the financing transaction, which we did, and to use our best efforts to cause the registration statement to be declared as soon as practicable, but no more than 120 days of the closing of the financing transaction. The SEC declared the registration statement effective on February 1, 2007. We agreed to pay liquidated damages to the investors if we did not file the registration statement within 45 days of the closing date of the financing transaction, if the registration statement was not declared effective within 120 days of the closing date, is not continually effective for any period that exceeds 20 consecutive days or 30 aggregate days during any 12-month period or if the common stock does not remain listed on an applicable stock exchange after the effective date of the registration statement. If any of the foregoing occurs, we may be required to pay each investor liquidated damages for the period from the date on which such event occurs until the event is cured, at a monthly rate equal to 3% of the original issue price of the 2006 preferred stock, prorated for partial months based on the number of days in the month. The liquidated damages are subject to an aggregate cap of 25% of the issue price paid by the investors for the shares of the 2006 preferred stock (inclusive of any other liquidated damages payable by us in respect of the preferred stock).

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

Placement Agent Agreements

We engaged Musket Research Associates, Inc. (“MRA”) and Roth Capital Partners, LLC (“RCP”) as our placement agents in connection with the financing transaction, and we agreed to pay fees to MRA and RCP out of the proceeds of the financing transaction for their services, as follows:

•  MRA. We agreed to pay (i) cash fees equal to 6.0% of the aggregate cash proceeds received from the MRA Contacts (as defined in the agreement between us and MRA) and (ii) issue common stock purchase warrants to designees of MRA exercisable at the same price per share as paid by the investors in the financing transaction, exercisable for five years, in that number equal to 5% of the number of the common stock equivalent securities actually purchased by MRA Contacts, and

•  RCP. We agreed to pay (i) cash fees equal to the greater of (a) 6% of the amount raised by RCP from Existing RCP investors and New RCP investors (as defined in the agreement between RCP and the Company) and (b) $100,000, as long as each of the Existing RCP investors has either exercised its rights to receive the benefit of future preferential financing terms or has waived certain redemption and other rights pursuant to the waiver attached to the term sheet for the financing, in each case as to all shares of the 2005 preferred stock purchased by the Existing RCP investors from us on September 30, 2005, and (ii) issue Placement Agent Warrants in that number equal to 5% of the number of the common stock equivalents purchased by New RCP investors.

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

Both MRA and Mr. Musket are affiliates of ProMed Partners, L.P., whose affiliated parties beneficially owned in excess of five percent of our outstanding shares of common stock prior to the September 29, 2006 financing transaction. See “Related Party Transactions,” below, for further information.

ANTIDILUTION ADJUSTMENTS TO OUTSTANDING SECURITIES RESULTING FROM SEPTEMBER 29, 2006 FINANCING TRANSACTION

The terms of certain of our previously issued and outstanding securities (the “Anti-Dilution Securities”) provide for adjustments to the effective price payable for shares of the common stock upon conversion or exercise of those Anti-Dilution Securities and, in certain cases, for an increase in the number of underlying shares of common stock, if we complete certain future transactions and the effective price per share of the common stock or common stock equivalents that we issue in the future transaction is less than the effective price per share under the terms of the Anti-Dilution Security. The September 29, 2006 financing transaction was at an effective price per share of common stock of $1.15, which constituted a dilutive transaction under the terms of the Anti-Dilution Securities.

Accordingly, when we completed the financing transaction, antidilution provisions of Anti-Dilution Securities resulted in the following adjustments:

•  the conversion price of the outstanding convertible debentures we issued in our October 25, 2004 financing transaction ($3.712 million principal amount) was reduced from $2.29 per share common stock to $1.15 per share which, when converted will result in an increase in the number of shares of common stock to be issued from 1,620,961 to 3,227,826;

•  the exercise price of the warrants to purchase common stock we issued to the investors in our October 25, 2004 financing transaction (the “2004 Warrants”) was reduced from $2.10 to $1.15 per share of the common stock;

•  the exercise price of the warrants to purchase common stock we issued to the investors in our September 30, 2005 financing transaction (the “2005 Warrants”) was reduced from $2.50 to $1.98 per share, and the number of shares of common stock issuable upon exercise of the 2005 Warrants increased from 1,800,000 to 2,272,000; and

•  the exercise price of certain warrants to purchase shares of the common stock we issued to designees of our former placement agent, Sunrise Securities Corp. (the “Sunrise Warrants”), was reduced and the number of shares of common stock issuable upon exercise of these Sunrise Warrants increased from 139,315 to 155,843 as follows:

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

c.	the exercise price of certain Sunrise Warrants decreased from $2.10 to $1.15 per share (no adjustments impacted the remaining Sunrise Warrants).

The following table sets forth the numbers of shares of common stock currently underlying the Anti-Dilution Securities and the numbers of shares that underly the Anti-Dilution Securities following completion of the September 29, 2006 financing transaction:

Description of Anti-Dilution Security	Number of Underlying Common Shares Before Antidilution Adjustment	Number of Underlying Shares After Antidilution Adjustment	Net Increase in Underlying Common Shares
Debentures	1,620,961	3,227,826	1,606,865
2005 Warrants	1,800,000	2,272,000	472,000
Sunrise Warrants	139,315	155,843	16,528
TOTAL	3,560,276	5,655,669	2,095,393

AMENDMENT TO CERTIFICATE OF INCORPORATION APPROVED SEPTEMBER 27, 2006

Prior to the September 29, 2006 financing transaction, our Certificate of Incorporation authorized us to issue up to 50,000,000 shares of common stock and 20,000,000 shares of preferred stock. In contemplation of the financing transaction that we completed on September 29, 2006, on September 27, 2006, our stockholders approved an amendment to our certificate of incorporation to authorize us to issue up to 1,736 shares of the new series of preferred stock and to increase the number of shares of our common stock that we are authorized to issue to 65,000,000 shares.

The amendment to the certificate of incorporation had the effect of canceling the shares of preferred stock that we issued on September 30, 2005, which the holders of these shares surrendered to us in exchange for shares of the new 2006 series of preferred stock. The amendment removed the provision of our former certificate of incorporation that authorized our board to issue preferred shares with voting and preference rights as assigned by the board. We are now only authorized to issue only 1,736 shares of our 2006 preferred stock, all but a fraction of which are now issued and outstanding, and 65,000,000 shares of our common stock, 19,448,728 of which are now issued and outstanding. The rights, preferences and privileges relating to the 2006 series of preferred stock are described at “Description of the 2006 Preferred Stock,” above.

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

TRANSACTIONS IN 2005

The following summarizes our capital financing transactions during 2005:

EXERCISE OF WARRANTS

During the year ended December 31, 2005, holders of warrants exercised their warrants to purchase 192,811 shares of common stock. The average price per share for the warrants exercised during this period was $2.10. We received proceeds of $404,904 from the exercise of these warrants because the holders did not elect to use their “cashless exercise” rights, however, in the future, warrant holders may exercise warrants using the cashless exercise option, in which case we will not receive cash proceeds from the exercise of warrants, although we will issue fewer shares than the number of warrant shares being exercised, at a rate determined by the applicable cashless exercise formula.

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

ISSUANCE OF WARRANTS TO LUMINETX CORPORATION

On August 5, 2005, in connection with our distribution agreement we entered into with Luminetx Corporation pursuant to which we shall act as distributor of the Luminetx VeinViewer(TM) system, we issued to Luminetx warrants to purchase up to 600,000 shares of our common stock. The warrants have an exercise price of $2.90 per share and cease to be exercisable on the earlier of five years from full vesting (August 5, 2011) and the date of termination of the distribution agreement. Fifty percent of the warrants were immediately vested and exercisable when issued (subject to prior listing of the underlying shares with the American Stock Exchange), and the remainder of the warrants vested and became exercisable when both (i) Luminetx produced at least 100 units of the VeinViewer(TM) system and (ii) we accepted delivery of at least 25 units of the VeinViewer(TM) system. On August 4, 2006, Luminetx notified us that it had achieved the contractual milestones necessary to effect the remaining fifty percent of the warrants as required under the distribution agreement, and accordingly, the remaining 300,000 warrants became immediately vested and exercisable on that date.

PRIVATE PLACEMENT FINANCING COMPLETED SEPTEMBER 30, 2005

On September 30, 2005, we entered into and completed a financing transaction pursuant to which we issued and sold 4 million shares of preferred stock at a purchase price of $2.50 per share. We also issued to the investors warrants to purchase an aggregate of 1.6 million shares of common stock, at an exercise price of $2.50 per share (subject to antidilution adjustments). In addition to the warrants we issued to the investors, we also issued warrants to purchase up to an aggregate of 200,000 shares of common stock to the three holders of our convertible debentures we issued in October 2004 as an inducement to, and in consideration for, the debenture holders’ waiver of certain negative covenants that would have been violated by the financing had the debenture holders not waived them.

We received aggregate gross proceeds of $10 million from the sale of the preferred stock (approximately $9.5 million net of financing costs, but excluding legal and professional fees or registration expenses). We are using the proceeds of the September 2005 financing for our general working capital purposes. We agreed with the investors that we would not use these proceeds to (i) increase director or executive compensation or make any loan or other advance to any officer, employee, director, stockholder or other affiliate, in each case without prior board approval, (ii) pay dividends (except on the preferred stock), (iii) purchase debt or equity securities, including redeeming our own securities (other than the preferred stock), (iv) make investments not directly related to our current business or (v) repay debt (other than trade payables in the ordinary course of our business).

The following summarizes the principal terms of the transaction:

Preferred Stock

We entered into a share exchange agreement with the investors who purchased 2005 preferred stock, pursuant to which the investors may exchange shares of preferred stock for shares of common stock. Each share of preferred stock could be exchanged for that number of shares of common stock that equals the issue price of the preferred stock ($2.50) divided by an exchange rate, initially set at $2.50 and subject to reduction in the case of dilutive issuances.

The antidilution adjustment provided that if we sold common stock (or the right to acquire common stock) for a price lower than the then-current exchange rate, the exchange rate would be reduced to the amount paid for the shares of common stock, (such as the September 29, 2006 financing transaction) subject to a floor of $2.17 until the stockholders approved the elimination of the floor price at our 2006 annual meeting of stockholders. As a result, if we were to make a dilutive issuance (such as the September 29, 2006 financing transaction), then the exchange rate for the preferred stock would be decreased, first to the $2.17 floor price, then to the price determined by a weighted average formula set forth in the exchange agreement.

We agreed to pay liquidated damages to the investors if we failed to comply with an investor’s request to exchange preferred stock for common stock, if the registration statement covering the common stock underlying the preferred stock and the warrants was not declared effective by the Commission within 120 days of the September 30, 2005 closing date (or, after being declared effective by the Commission, became unavailable to the investors for the resale of their common stock). We filed the necessary registration statement on November 9, 2005 and the SEC declared that registration statement effective on December 1, 2005. We also agreed to pay liquidated damages to the investors if the common stock was suspended from trading or is not listed on an exchange. The liquidated damages in each case were equal to 3% per month of the aggregate purchase price paid by investors for the preferred stock.

The investors had the right to redeem the 2005 preferred stock for cash at a 20% redemption premium over the issue price (or, $3.00 per share) if redemption events set forth in the exchange agreement occurred and were not cured within the applicable cure period. These events are (i) those registration events, described above, entitling the investors to receive liquidated damages, (ii) the failure to remove restrictive legends upon an investor’s request when permitted under applicable law, (iii) the failure to issue common stock upon exchange in accordance with the exchange agreement, (iv) our announcement that we intend not to issue common stock in exchange for preferred stock, (v) suspension of the common stock from trading on a national securities exchange for a defined period of time, (vi) bankruptcy events, (vii) a default under our indebtedness or one of our material agreements and (viii) a concentration of ownership of our capital stock of 35% which continues for thirty days. After five years, we also had the right to redeem the preferred stock at a 20% premium over the issue price.

The holders of outstanding shares of preferred stock were entitled to cumulative annual dividends at the rate of: (i) 6%, for the first 18 months following the initial sale of preferred stock, (ii) 10% from the 19th through the 24th month following the initial sale and (iii) 15% after the 24th month following the initial sale. The dividends shall accrue daily on each share of preferred stock, whether or not earned or declared, and shall accrue until paid. We were permitted to pay the dividends with cash or, if under certain conditions, shares of common stock, valued at the volume weighted average price for the ten-day period immediately prior to the dividend payment date. These dividends are payable at the end of each of our fiscal quarters while preferred stock was outstanding. The dividends would not accrue on any days where the volume weighted average price of the common stock for the 30 prior trading days equals or exceeds $6.25 (subject to adjustment for stock splits, stock dividends and similar events) and certain conditions were met.

Each holder of preferred stock was entitled to one vote per share of issued and outstanding preferred stock owned by such holder on the record date for the determination of stockholders entitled to vote, and the holders of the preferred stock and the common stock voted together as a single class (except where the Delaware General Corporation Law provides that a separate vote of the holders of preferred stock is required for approval of certain matters, in which case a majority of the shares of preferred stock outstanding would be required for approval).

The 2005 preferred stock was preferred over the common stock, and any class or series of capital stock that our board of directors may have created in the future, as to the assets available for distribution to the stockholders in the event of the liquidation, dissolution or winding up of the Company, the sale of all or substantially all of the assets of the Company or the merger or consolidation of the Company with another entity that results in either the stockholders of the Company having less than 50% of the outstanding voting securities of the successor company in the merger or combination transaction or the members of the board of directors constituting 50% or less than the members of the board of directors of the successor company in the merger. Upon the occurrence of one of the transactions listed above, the holders of preferred stock were to receive, before any distribution or payment is made to any holders of common stock, the greater of: (i) $3.00 per share of preferred stock, plus all accrued and unpaid dividends thereon, and (ii) such amount per share of preferred stock that would have been payable had each share of preferred stock been tendered in exchange for common stock immediately prior to the transaction.

Warrants

The warrants were fully vested upon issuance and are exercisable for five years from the date of listing of the underlying shares of common stock with the American Stock Exchange (January 6, 2006) at an exercise price of $2.50 per share, subject to reduction in the case of dilutive issuances. The antidilution adjustment provides that if we sell common stock (or the rights to acquire common stock) for a price lower than the then-current exercise price, the exercise price will be reduced to the amount paid for the shares of common stock we issued at such lower price, initially subject to a floor of $2.12, until the stockholders approved the elimination of the floor price at our 2006 annual meeting of stockholders. As a result, if we were to make a dilutive issuance (such as the September 29, 2006 financing transaction), then the exercise price of the warrants would be decreased, first to the floor price, then to the weighted average price of the securities issued after giving effect to the dilutive issuance. If the exercise price of the warrants is so adjusted, then there will concurrently be an adjustment to the number of shares for which the warrant will be exercisable, by dividing the product of the former exercise price multiplied by the number of shares underlying the warrant by the adjusted exercise price.

The holders of the warrants may exercise their warrants by means of a “cashless exercise” instead of paying cash to us upon exercise, in which case the holder shall be entitled to receive a certificate for the number of warrant shares equal to the quotient obtained by dividing [(A-B)(X)] by (A), where;

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

Registration of Common Stock

We agreed to seek the registration of the common stock underlying the preferred stock and the warrants with the SEC. We undertook to file a registration statement within 45 days of completion of the financing, and agreed that if the SEC did not declare this registration statement effective within 120 days of completion of the financing (or if the registration statement ceases to be effective), we would pay liquidated damages to the investors. We also agreed to keep the registration statement effective, and that if it is not effective for 20 consecutive trading days or 30 trading days during any 12-month period, we would pay liquidated damages. The liquidated damages will be equal to 3% per month of the aggregate purchase price paid by the investors for the preferred stock. On November 9, 2005, we filed a registration statement to satisfy our obligations to the investors in the September 2005 financing, and on December 6, 2005, the SEC declared that registration statement effective.

Accounting for September 30, 2005 Financing Transaction

Because the preferred stock includes stated dividend rates that increase over time, from a rate considered below market, we amortized an incremental amount which together with the stated rate for the period resulted in a constant dividend rate in accordance with SEC Staff Accounting Bulletin Topic 5Q. We determined that the present value of the incremental dividends of $1,371,429 would be amortized over the period preceding the perpetual dividend rate using an effective interest rate of 16.5%. We increased the carrying value of the preferred stock with an offset to additional paid-in capital periodically, as we do not have retained earnings, and reduced the carrying value when paid. These dividends will be included in preferred stock dividends in our calculation of net loss applicable to common stockholders and basic and diluted net loss per share. At December 31, 2005 we recorded a non-cash dividend of $149,000 for the affect of the increasing rate dividends. Since the preferred stock may become redeemable upon the occurrence of a redemption event that is not solely within the control of the issuer, we recorded the preferred stock outside of permanent equity on our balance sheet.

Emerging Issues Task Force (EITF) Number 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (EITF 00-19) requires freestanding contracts that are settled in a Company’s own stock, including common stock warrants, to be designated as an equity instrument, assets or liability. Under the provisions of EITF 00-19, a contract designated as an asset or liability must be initially recorded and carried at fair value until the contract meets the requirements for classification as equity, until the contract is exercised or until the contract expires. Because the liquidated damages under the registration rights agreement had no contractual maximum, we determined that the liquidated damages did not represent a reasonable percentage discount of the fair value of an unregistered share versus a registered share and thus, could result in net-cash settlement of the transaction in accordance with EITF 00-19. Because the 1,600,000 warrants are classified as a liability, any changes in fair value will be recorded as non-cash gain or loss on the fair value of the warrant liability in the subsequent statements of operations until the warrants are exercised, terminated or expired. Accordingly, we valued the warrants using the Black-Scholes model resulting in a fair value of $2,055,748 recorded as a warrant liability and we simultaneously recorded $2,055,748 as a discount to the preferred stock. At December 31, 2005, we recorded a non-cash gain of $157,535 as a result of marking the warrants to market.

In accordance with EITF Number 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” (EITF 00-27), we compared the amount allocated to the preferred stock to the fair value of the common stock that would be received upon conversion to determine if a beneficial conversion feature existed. We determined that a beneficial conversion feature of $575,748 existed and, in accordance with EITF 00-27, amortized that amount immediately to the value of the preferred stock, as the preferred stock is immediately convertible. Further, as the fair value was less than the conversion value, we recorded $575,748 as an increase to the carrying value with an offset to additional paid-in capital. In accordance with EITF 98-5, this combined adjustment of $1,151,516 is analogous to a dividend and recognized as a return to the shareholders and has been included in preferred stock dividends in our calculation of net loss applicable to common stockholders and basic and diluted net loss per share.

We further reduced the carrying value of the preferred stock by $850,000 for specific incremental costs directly attributable to the transaction including; investment banking, legal and professional fees.

In addition to the 1,600,000 warrants that we issued to the investors in the September 2005 financing, in 2005, we also issued warrants to purchase up to 200,000 shares of common stock to the three holders of our convertible debentures issued in October 2004, as an inducement to, and in consideration for, the debenture holders’ waiver of certain negative covenants that would have been violated by the financing had the debenture holders not waived. These warrants were valued using the Black-Scholes model. As a result, in 2005, we recorded an additional debt discount to the September 28, 2004 convertible debentures of $256,969 which will be amortized to non cash interest expense over the remaining term of the debentures.

Impact of 2006 Preferred Stock Financing on September 30, 2005 Financing

As a result of the 2006 preferred stock financing, we exchanged the 2005 preferred stock for new 2006 preferred stock. As illustrated in EITF Topic D-42: The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock, (“Topic D-42”), the 2005 preferred stockholders received additional value as the exchange price was adjusted down below the original effective exchange price. We compared the excess of the fair value of the consideration transferred to the holders of the 2005 preferred stock over the carrying amount of the 2005 preferred stock in our balance sheet to approximate the return to the 2005 preferred stockholder. For the purposes of calculating the excess of (1) the fair value of the consideration transferred to the holders of the 2005 preferred stock over (2) the carrying amount of the 2005 preferred stock in our balance sheet, was reduced by the carrying amount of the 2005 preferred stock by the issuance costs of the 2005 preferred stock.

Accordingly, since the value of the 864.999 shares of 2006 preferred stock can be exchanged for common stock at the ratio of 1 for 10,000 common shares, multiplied by the market price of common stock on the day of the closing ($1.20) was $10,379,988; and the carrying value of $8,248,993 less the issuance costs of $849,444 represents $7,399,549; we recorded the residual fair value of $2,980,439 as an increase to preferred stock and a decrease to additional paid-in capital. We also recorded the $2,980,439 as a deemed dividend on the exchange of the 2005 preferred stock in the calculation of basic and diluted earnings per share. We reclassified the 2005 preferred stock fair value of $11,229,432 to permanent equity as a result of the exchange and included it within the 2006 preferred stock on our balance sheet in accordance with Topic D-98.

As a result of the exchange and the corresponding implementation of a liquidated damages cap in an amount that represents a reasonable percentage discount of the fair value of an unregistered share versus a registered share, the warrants are no longer required to be accounted for as a liability under EITF 00-19. Therefore, the warrant liability was marked to market one final time at September 29, 2006 to $926,771, through a charge to the statement of operations in the amount of $68,995, and then reclassified to additional paid-in capital.

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

CHANGES IN CAPITAL STOCK STRUCTURE

On September 27, 2006, our stockholders approved an amendment to our certificate of incorporation to (i) increase the number of shares of common stock authorized for issuance from 50 million to 65 million and (ii) eliminated the “blank check” preferred stock provisions of our former certificate of incorporation and authorized us to issue 1,736 shares of preferred stock, which was only that number of shares (plus a fraction of a share for purposes of authorizing a whole number) of common stock, having the particular rights and preferences as included in the terms of the new series of 2006 preferred stock contemplated by the financing transaction. On September 29, 2006, the holders of all outstanding shares of preferred stock we issued September 30, 2005 exchanged these shares for shares of the new series of preferred stock, and we sold additional shares of the new series of preferred stock to investors for gross cash proceeds of $10.01 million at an effective price of $1.15 per share of underlying common stock.

On September 30, 2005, we designated the rights and preferences of the preferred stock to be issued in the September 30, 2005 financing. We designated 4,200,000 shares of preferred stock out of the 20,000,000 authorized but unissued shares of preferred stock available for purposes of the financing, and we issued 4,000,000 of these shares of preferred stock on September 30, 2005 to the investors in the financing at a purchase price of $2.50 per share (200,000 shares so designated were never issued). As a result, we had 15,800,000 shares of authorized but unissued shares of preferred stock until we amended our certificate of incorporation to create the new series of 2006 preferred stock.

CASH POSITION AND CASH FLOW

Our cash and short term investment balances were approximately $9.9 million and $13.1 million at December 31, 2006 and December 31, 2005, respectively.

We have financed our operations primarily through private placements of common and preferred stock, convertible debentures and short-term notes, and through credit arrangements, including the following:

-	In September 2005, we completed a preferred stock financing transaction, pursuant to which we raised gross proceeds of $10,000,000 (approximately $9,150,000 after financing costs).

-
In September 2006, we completed a preferred stock financing transaction, pursuant to which we raised gross proceeds of $10,010,000 (approximately $8,961,000 after financing costs) and exchanged all then-outstanding shares of preferred stock we issued in the September 2005 transaction in exchange or this new series of preferred stock.

We are using the balance of these proceeds for general working capital purposes, including pursuing our intellectual property strategy.

CASH USED IN OPERATIONS

Cash used in operations for the year ended December 31, 2006 was $10,459,000. The cash used in operations reflects the net loss for the year of $10,269,000, primarily related to $2,683,000 in legal fees incurred in asserting our EVLT(R) patent and increased selling and marketing expenses. Net loss was offset by non-cash interest charges related to amortization of debt discounts of $666,000 and non-cash stock based compensation charges of $597,000. Cash used in operations also includes an increase in inventory of $961,000, as we expanded our disposable product offerings and experienced a decrease in accounts payable of $591,000 due to timing of payments.

Cash used in operations for the year ended December 31, 2005 was $8,857,000. The cash used in operations reflects the net loss for the year of $11,437,637, primarily related to $2,700,000 in legal fees incurred in asserting our EVLT(R) patent and increased selling and marketing expenses. Net loss was offset by $1,623,081 for non-cash interest charges related to the acceleration and amortization of debt discounts,

CASH USED IN INVESTING

Cash used in investing activities for the year ended December 31, 2006 was approximately $159,000 including purchases of available for sale securities of $3,293,000, proceeds from maturities of available for sale securities of $4,300,000, a $500,000 investment in Luminetx preferred stock as part of our distribution agreement with Luminetx and computer and demonstration equipment of $666,000. Cash used in investing activities for the year ended December 31, 2005 was approximately $4,583,000, including purchases of available for sale securities of $6,700,000, proceeds from maturities of available for sale securities of $3,200,000, a promissory note of $500,000 issued to us by Luminetx and computer and demonstration equipment of $576,000.

CASH PROVIDED BY FINANCING

Cash provided by financing activities for the year ended December 31, 2006 was $8,431,000. This primarily includes approximately $8,961,000 raised in the September 29, 2006 private placement, net of costs, offset by $447,000 in preferred stock cash dividends, and the final $250,000 payment related to the EVLT® technology acquisition obligation.

Cash provided by financing activities for the year ended December 31, 2005 was $8,568,000. This includes approximately $9,150,000 raised in the September 30, 2005 private placement, net of costs, $405,000 which we received from the exercise of warrants we issued in the 2004 equity and debt financing offset by $1,000,000 in payments related the current maturities of the EVLT(R) technology acquisition obligation.

BANK LINES OF CREDIT

Diomed, Ltd., the Company’s United Kingdom-based subsidiary, utilizes an overdraft facility as well as an accounts receivable line of credit with Barclays Bank, limited to the lesser of [(GBP)100,000 or 80%] of eligible accounts receivable. As of December 31, 2006, approximately $196,000 was available under this line as Barclay’s had provided a temporary increase in the overdraft facility. The credit line bears interest at a rate of 2.5% above Barclays’ base rate of 5% at December 31, 2006 and borrowings are due upon collection of receivables from customers. As security for the line of credit, Barclays Bank has a lien on all of the assets of Diomed Ltd., excluding certain intellectual property. As of December 31, 2006 and December 31, 2005, there was $229,238 and $53,924, respectively outstanding under this credit facility.

FUTURE AVAILABILITY OF CREDIT

As of December 31, 2006, other than the security under the Barclays Bank line of credit, our assets were not the subject to any liens or encumbrances. Therefore these unencumbered assets may be available as security for credit facilities we may seek in the future. However, under the terms of the convertible debentures that we issued on October 25, 2004, we agreed that, so long as at least 10% of the original principal amount of any debenture was outstanding, we would not incur indebtedness or create a lien that is senior to or having an equal priority with our obligations under the debentures, except for the line of credit with Barclays Bank and purchase money security interests and otherwise to the extent that we do so in the ordinary course of our business. As of December 31, 2006, the three investors who purchased debentures continued to hold debentures of at least 10% of the original principal amount. Moreover, in connection with our sale of preferred stock in September 2006, we agreed that so long as the purchasers of our preferred stock hold at least 25% of the preferred stock issued, we would not incur indebtedness in excess of $1 million (inclusive of indebtedness under our line of credit with Barclays Bank) without approval of the holders of 65% of our outstanding preferred stock.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition, results of operations, and cash flows are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to bad debts, inventory valuation and obsolescence, intangible assets, income taxes, warranty obligations, short-term investments, long-term investments, contingencies and litigation. Additionally, we use assumptions and estimates in calculations to determine stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our critical accounting policies include:

-	revenue recognition;

-	allowance for doubtful accounts;

-	product warranties;

-	inventories;

-	deferred income taxes;

-	valuation of long-lived and intangible assets;

-	equity transactions;

-	short-term investments;

-	long-term investments; and

-	stock based compensation.

Revenue Recognition. We derive revenue primarily from two sources: (i) revenue from products, including lasers, instrumentation and disposables, and (ii) revenue from services. Service revenue includes fees earned under extended service contracts and repairs for products that are not under warranty. We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB No. 104”). SAB No. 104 requires that four basic criteria must be met before revenues can be recognized: (1) persuasive evidence of an arrangement exists; (2) title has transferred; (3) the fee is fixed and determinable and (4) collectibility is reasonably assured.

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

In certain transactions, we sell additional training or extended service contracts with the sale of the laser. In those situations, we apply the guidance in EITF 00-21 “Revenue Arrangements with Multiple Deliverables”, and divide the components into separate units of accounting based on their relative fair values. Revenue from each unit is recognized in accordance with SAB 104.

We defer revenue for extended service contracts related to future periods and recognize revenue on a straight-line basis in accordance with FASB Technical Bulletin No. 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts.” We provide for estimated warranty costs on original product warranties at the time of sale.

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

Senior management reviews accounts receivable on a monthly basis to determine if any receivables could potentially be uncollectible. We include specific accounts receivable balances that are determined to be uncollectible, along with a general reserve based on historical results in our overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

Product Warranties. We engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers. In addition to these proactive measures, we also provide for the estimated cost of standard product warranties at the time revenue is recognized, based on historical warranty trends in the volume of product returns within the warranty period and the cost to repair the laser. We maintain reserves for our estimated obsolete inventory based on historical cost.

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

Valuation of Long-Lived and Intangible Assets. We assess the impairment of identifiable intangibles and long-lived assets on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). Should an impairment exist, recoverability of identifiable intangibles and long-lived assets is measured by comparison of the carrying amount of an asset to future net undiscounted pretax cash flows expected to be generated by the asset. If these comparisons indicate that an asset is not recoverable, we will recognize an impairment loss for the amount by which the carrying value of the asset exceeds the related estimated fair value. Estimated fair value is based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model.

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

Equity Transactions. In many of our financing transactions, we have issued warrants. Additionally, we issue options and warrants to non-employees from time to time as payment for services. In all of these cases, we apply the principles of SFAS No. 123R, “Share-Based Payment” and EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” to value these awards, which inherently include a number of estimates and assumptions including stock price volatility factors. In addition to interest expense, the Company records financing and certain offering costs associated with its capital raising efforts in its statements of operations. These include amortization of debt issue costs such as cash, warrants and other securities issued to finders and placement agents, and amortization of debt discount created by in-the-money conversion features on convertible debt accounted for in accordance with Emerging Issues Task Force (“EITF”) Issue 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and Issue 00-27, “Application of Issue 98-5 to Certain Convertible Instruments,” by other securities issued in connection with debt as a result of allocating the proceeds amongst the securities in accordance with Accounting Principles Board (“APB”) Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” based on their relative fair values. We base our estimates and assumptions on the best information available at the time of valuation. However, changes in these estimates and assumptions could have a material effect on the valuation of the underlying instruments.

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

Long-Term Investments. We evaluate whether entities in which we have invested are variable interest entities within the definition of the Financial Accounting Standards Board Interpretation No. 46R, or FIN 46R, “Accounting for Variable Interest Entities”. If those entities are variable interest entities, then we determine whether we are the primary beneficiary of that entity by reference to our contractual and business arrangements with respect to residual gains and residual losses on liquidation of that entity.

With respect to equity investments, we review the degree of control that our investment and other arrangements give us over the entity we have invested in. After considering all factors, if we hold equity interests representing less than 20% of the outstanding voting interests of an entity we invested in, we use the cost method of accounting. Under the cost method, our share of earnings or losses of the investee are not accounted for in the Balance Sheet or the Consolidated Statement of Operations. However, we evaluate our investment for impairment, and if we determine that the investment is impaired we would record changes to the investment through the Statement of Operations. Investments held at December 31, 2006 include our investment in Luminetx Corporation, which we carry at cost and for which we are not considered to be the primary beneficiary.

Stock Based Compensation. We maintain stock-based incentive plans, under which we provide stock incentives to employees and directors. We grant options to employees and directors to purchase common stock at an option price equal to the market value of the stock at the date of grant. Prior to the effective date of SFAS 123R, we applied APB 25, and related interpretations, for our stock option grants. APB 25 provides that the compensation expense relative to our stock options is measured based on the intrinsic value of the stock option at date of grant.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2006, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP No. EITF 00-19-2”). FSP EITF 00-19-2 addresses an issuer’s accounting for registration payment arrangements. FSP EITF No. 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies.

FSP EITF No. 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of FSP EITF No. 00-19-2 (December 21, 2006).

For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP EITF No. 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years.

The Company has evaluated FSP EITF No. 00-19-2 and does not believe that it will have an impact on its consolidated financial statements but the Company will evaluate the probability of any contingent payment in each prospective quarter.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN No. 48). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure relative to uncertain tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006, with early adoption encouraged. The Company currently believes the adoption of FIN 48 will not have a material impact on our consolidated financial statements.

In February 2006, the Financial FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—An Amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 permits hybrid financial instruments containing embedded derivative to be measured at fair value at acquisition, or at issuance. SFAS 155 requires that previously recognized financial instrument is subject to a remeasurement (new basis) event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. Change in fair value should be recognized in earnings. SFAS 155 establishes a requirement to evaluate interest in securitized financial assets to determine if they are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. The guidance is effective for all periods beginning after September 15, 2006. We do not believe that the adoption of SFAS 155 will have material impact in our consolidated financial statements.

In June 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force on Issue No. 06-3, “How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“EITF 06-3”). EITF 06-3 requires a company to disclose its accounting policy (i.e. gross vs. net basis) relating to the presentation of taxes within the scope of EITF 06-3. Furthermore, for taxes reported on a gross basis, an enterprise should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented. The guidance is effective for all periods beginning after December 15, 2006. We do not expect the adoption of this guidance to have material impact in our consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB 108 requires registrants to quantify misstatements using both an income statement (“rollover”) and balance sheet (“iron curtain”) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in opening accumulated earnings (deficit) as of the beginning of the fiscal year of adoption. SAB 108 is effective for fiscal years ending on or after November 15, 2006, with earlier adoption encouraged. We adopted the Bulletin during 2006. The adoption did not have any effect on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We have not determined the impact of the adoption of SFAS 157 in our consolidated financial statements.

ITEM 7. FINANCIAL STATEMENTS.

Our consolidated financial statements and related financial statement schedules are included herein and filed as a part of this annual report. See Index on page F-i.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

The Company’s principal executive officer and its principal financial officer have carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a -15e and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2006 and have concluded that, as of such date, the Company’s disclosure controls and procedures in place are operating effectively to ensure material information and other information requiring disclosure is identified and communicated on a timely basis.

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

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following tables set forth certain information concerning our executive officers and directors serving as of March 8, 2007. For information about ownership of our common stock by the officers and directors named below, see “Security Ownership of Certain Beneficial Owners and Management.”

The following information regards our directors as of December 31, 2006:

NAME	AGE	DIRECTOR SINCE	PRINCIPAL OCCUPATION DURING LAST FIVE YEARS AND DIRECTORSHIPS
Geoffrey Jenkins	54	2002
Mr. Jenkins has been a director of Diomed since 2001, a director of the Company since the February 14, 2002 merger, is chairman of the Compensation Committee and has been the chairman of the board of directors of the Company since January 2003. He has over twenty-five years of experience in building consumer and professional healthcare companies. Mr. Jenkins is currently Vice President of W/W Operations for Inverness Medical a leader in rapid diagnostic tests. In 2000, he founded and became the president of UV-Solutions, LLC, a product development company. From 1998 to 2000, Mr. Jenkins held the positions of chief operating officer and then president of MDI Instruments, which was acquired by Becton Dickinson in 1999. Prior to MDI, Mr. Jenkins was Corp. Vice President of Operations for MediSense which introduced the first biosensor-based blood glucose test for people with diabetes. Jenkins holds a BS and BA from Clarkson University, awarded in 1976.

Sidney Braginsky	68	2004
Mr. Braginsky has been a director since January 2004 and is a member of the Audit Committee. Mr. Braginsky has in excess of thirty years of executive experience in scientific and consumer products. During the past five years and prior thereto, Mr. Braginsky has held a variety of executive level positions. Currently, Mr. Braginsky is the chairman of DoubleD Venture Fund, LLC, chairman of Atropos Technologies, LLC, chief executive officer and president of Ineedmd, Ltd. and chairman and chief executive officer of Digilab, LLC, a manufacturer and marketer of spectroscopy instruments. From 2001 through 2003, Mr. Braginsky was president of Mediscience Corp., a designer and developer of diagnostic medical devices. From 1994 through 2000, he was president and chief operating officer of Olympus America, Inc., which he joined in 1970. During his tenure at Olympus America, a business unit of the global Japanese company, Mr. Braginsky built Olympus America into a billion dollar business unit focused on optical products. Mr. Braginsky currently serves as a director of Noven Pharmaceutical Corp. (where he is a member of the Audit Committee), a director of Estech Cardiology and a director of E.O.S.Electro-Optical Systems. Mr. Braginsky is also chairman of the board of City University of New York, Robert Chambers Laboratory, chairman of International Standards Organization Optics and Electro-Optical Systems and a board member of several other organizations in the scientific and educational community. Mr. Braginsky attended the City University of New York.

NAME	AGE	DIRECTOR SINCE	PRINCIPAL OCCUPATION DURING LAST FIVE YEARS AND DIRECTORSHIPS
Gary Brooks	72	2003
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

NAME	AGE	DIRECTOR SINCE	PRINCIPAL OCCUPATION DURING LAST FIVE YEARS AND DIRECTORSHIPS
Joseph Harris	60	2004
Mr. Harris has been a director of Diomed since February 2004 and is the Chairman of the Audit Committee. Mr. Harris is currently a partner in Trillium Lakefront Partners, III, an early stage and growth equity venture capital company. He has also served as senior vice-president and director of corporate strategy & development for Smithkline Beecham, where his responsibilities included management of corporate acquisitions, divestitures, and joint ventures; Eastman Kodak, as managing director of business development and director of Licensing Technology Development; and senior vice president, corporate development at Cantel Medical Corp, a publicly-traded medical device company. Mr. Harris was a certified public accountant with Coopers & Lybrand and practiced law in the State of New York with the Mackenzie law firm. Mr. Harris also serves on the board of directors of Ortho Vita, Inc., a manufacturer and marketer of bio-materials. Mr. Harris received his bachelors degree in Accounting and his MBA from Syracuse University School of Business. He earned his Juris Doctor degree from the Syracuse University School of Law.

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

Edwin Snape, Ph. D.	66	2004
Dr. Snape has been a director since January 2004. Dr. Snape has extensive experience in a broad range of medical-related fields. His experience in the field of medical devices represents a broad range of technologies and markets, including wound drainage, blood transfusion, ultrasound, MRI, implantable devices, drug delivery, vascular access, organ isolation, atrial fibrillation, cardiac monitoring, temperature management and thrombectomy. In the diagnostic field, Dr. Snape’s experience includes alcohol and drug testing, diabetes, cardiovascular disease, haemotology testing and antibody-based diagnostic testing. His experience in the pharmaceutical field includes drug delivery, CNS disorders, viral and bacterial diseases, GI tract disorders, human tissue and organ regeneration and oncology. During the past five years and prior thereto, Dr. Snape has been a partner of New England Partners, a venture capital company based in Boston, Massachusetts founded in 1995. He was either the founder or management partner in nine private equity funds, and has been involved in numerous investments, including over 32 investments in the health care sector, fourteen of which completed initial public offerings and seventeen of which were either merged or acquired. Dr. Snape earned Bachelor of Science and Ph.D. degrees from University of Leeds, England.

David Swank	49	2003
Mr. Swank has been a Director of the Company since March 2003 and served as Chairman of the Audit Committee from that time until he became the Company’s Chief Financial Officer, effective September 1, 2003. Mr. Swank is President and Founder of BrookstoneFive, Inc., a private consulting firm engaged in corporate strategy formulation and capital acquisition. Since 1997, Mr. Swank has principally been the President of BrookstoneFive, Inc., although from 2001 to the beginning of 2003, he also served as Executive Vice President and Chief Financial Officer of Melard Technologies, Inc., a New York-based, privately held high-tech developer of wireless computing devices. From 1994 to 1996, he served as Executive Vice President - Corporate Development and Senior Vice President - Chief Financial Officer at Telxon Corporation, a publicly traded developer of mobile computing devices, and from 1989 to 1992; he was Regional Controller for PepsiCo Foods International (PFI), the international snack food subsidiary of PepsiCo, Inc. Mr. Swank’s other experience includes Chief Financial Officer at AVM Systems, Inc., a high-tech developer of Command and Control Systems, and Audit Manager at Peat, Marwick, Mitchell & Company (currently KPMG), an international “Big Four” accounting firm. Mr. Swank earned a BS in Business Administration in the honors accounting program at The Ohio State University in 1980 and an MBA with a concentration in Finance at Southern Methodist University in 1989.

NAME	AGE	DIRECTOR SINCE	PRINCIPAL OCCUPATION DURING LAST FIVE YEARS AND DIRECTORSHIPS
James A. Wylie, Jr.	68	2003
Mr. Wylie has been a Director of the Company since January 2003, at which time he also became the Company’s President and Chief Executive Officer. Prior to joining the Company, Mr. Wylie acted as a consultant from 1994 through 2002, providing strategic advisory and interim executive management services to institutional investors and operating companies in the medical device, health care, chemical and telecommunications industries. Mr. Wylie has more than 30 years of global executive management experience as a Division President, Group Executive, President and Chief Executive Officer of both private and public corporations. Mr. Wylie holds a BS in Chemistry from Bates College.

None of the persons named above are related by blood, marriage or adoption to any other director nominees or any of our executive officers.

The following information regards our current executive officers, in addition to Mr. Wylie and Mr. Swank, and highly-compensated non-executive officer employees:

William D. Allan, Managing Director of Diomed. Ltd.
Prior to becoming Managing Director of Diomed, Ltd., Mr. Allan was for the past fifteen years an officer and employee of Smith & Nephew, in South Africa and the United Kingdom. Most recently, Mr. Allan was Global Vice- President of Marketing for Smith & Nephew Wound Management, a position he held from November 2005 to October 2006. Prior to serving in this capacity, Mr. Allan was Global Vice -President for Wound Bed Preparation and Core Brands at Smith & Nephew from March 2003 to November 2005.

Christopher Geberth, Vice President of Finance, Controller and Assistant Secretary
Mr. Geberth joined us in May 2004 as Vice President, Finance and Corporate Controller. Mr. Geberth has prior experience in the fields of finance and accounting in technology and manufacturing industries. Mr. Geberth has held positions of Vice President and Controller with Melard Technologies, Inc., a New York based, privately held high tech developer of wireless computing devices, and Vice President and Controller of Netmarket Group, Inc., a privately held e-commerce company. Prior to joining Diomed, Mr. Geberth served as an Audit Manager focusing on emerging growth companies with PricewaterhouseCoopers LLP, an international “Big Four” accounting firm. Mr. Geberth earned his BA in Accounting from Pace University in 1993 and his CPA in New York State in 1995.

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Securities Exchange Act requires our directors, executive officers and persons who own more than 10% of any class of our capital stock to file with the SEC initial reports of ownership and reports of changes in ownership and to provide copies of such reports to us. Based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required to be filed during the fiscal year ended December 31, 2006, we believe that all of the filing requirements applicable to our officers, directors and beneficial owners of greater than 10% of our common stock were complied with during the most recent fiscal year as to which we have issued our annual report.

CODE OF ETHICS

We have adopted a written code of ethics that applies to our principal executive officer, principal financial officer or controller, or persons performing similar functions. A copy of the code of ethics is posted on our Internet website, www.diomedinc.com.

CORPORATE GOVERNANCE

A majority of the nine members of our board of directors is independent under the rules of the American Stock Exchange. Specifically, the board has determined that the following directors are independent: Geoffrey Jenkins (chairman), Sidney Braginsky, Gary Brooks, A. Kim Campbell, Joseph Harris, Peter Klein and Edwin Snape. At least one director is an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-B, as promulgated by the SEC.

Our board of directors has established an audit committee (and the board has determined that Joseph Harris qualifies as the audit committee financial expert), a nominating - corporate governance committee, a compensation committee and a finance committee. All members of each of these committees other than the finance are independent directors. The board’s audit committee and nominating – corporate governance committee operates under a charter adopted by the board. Copies of these chargers are posted on our Internet website, www.diomedinc.com.

ITEM 10. EXECUTIVE COMPENSATION

The following table summarizes all compensation recorded by us in the last completed fiscal year for our principal executive officer and each other executive officer serving as such whose annual compensation exceeded $100,000 as of the end of the last completed fiscal year. Such officers are referred to herein as our “Named Executive Officers.”

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($) (1)		Bonus ($)	Stock Awards ($)	Option Awards ($) (2) (3)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
James Wylie Chief Executive Officer	2006	367,425		138,828	--	130,910	--	--	19,960	(4)	657,123
David Swank Chief Financial Officer	2006	224,825		70,883	--	48,146	--	--	--		343,854
Kevin Stearn Vice President Operations, Diomed Ltd.	2006	157,179	(5)	31,350	--	12,475	--	--	--		201,004
William Allan Vice President Operations, Diomed Ltd.	2006	32,216	(5)	--	--	4,776	--	--	--		36,992
Christopher Geberth VP Finance	2006	139,596		31,678	--	39,093	--	--	--		210,367
Cary Paulette VP North America Sales	2006	186,000		70,778	--	52,271	--	--	--		309,049
John Welch VP North America Marketing	2006	184,000		39,925	--	16,633	--	--	--		240,558
TOTAL		1,291,241		383,442	--	304,304	--	--	19,960		1,998,947

(1) Salaries are provided for that part of 2006 during which each Named Executive Officer served as such. Mr. Stearn resigned from the Company effective September 29, 2006. Mr. Allan commenced employment with the Company on November 1, 2006.

(2) Granted under the terms of our 2003 Omnibus Incentive Plan.

(3) We used the Black-Scholes option pricing model was used to determine the fair value of all 2006 option grants.

Messrs. Geberth, Paulette, Stearn and Welch were granted stock options on January 11, 2006, which vest and therefore becoming exercisable on a pro rata basis quarterly in arrears over three years from the date of grant, commencing March 31, 2006, which we valued based on with the following assumptions:

Dividend Yield (per share)	$0.00
Volatility (%)	87.3%
Risk-free Interest Rate (%)	4.32%
Expected Life	5.8 years

Accordingly, the weighted average fair value per option at grant date is $1.66.

Mr. Wylie was granted 60,000 stock options on January 11, 2006, which vest and therefore become exercisable on a pro rata basis quarterly in arrears over two years from the date of grant, commencing March 31, 2006, which we valued based on the following assumptions:

Dividend Yield (per share)	$0.00
Volatility (%)	89.3%
Risk-free Interest Rate (%)	4.32%
Expected Life	5.7 years

Accordingly, the weighted average fair value per option at grant date is $1.68.

Mr. Wylie was also granted 50,000 stock options on January 11, 2006, which vest and therefore become exercisable immediately, as to 50%, with the remainder vesting on a pro rata basis quarterly in arrears over one year from the date of grant, commencing March 31, 2006, which we valued based on the following assumptions:

Dividend Yield (per share)	$0.00
Volatility (%)	87.7%
Risk-free Interest Rate (%)	4.32%
Expected Life	5.2 years

Accordingly, the weighted average fair value per option at grant date is $1.61.

Mr. Swank was granted 40,000 stock options on January 11, 2006, which vest and therefore become exercisable on a pro rata basis quarterly in arrears over three years from the date of grant, commencing March 31, 2006, which we valued based on the following assumptions:

Dividend Yield (per share)	$0.00
Volatility (%)	87.3%
Risk-free Interest Rate (%)	4.32%
Expected Life	5.8 years

Accordingly, the weighted average fair value per option at grant date is $1.66.

Mr. Swank was also granted 15,000 stock options on January 6, 2006, which vest and therefore become exercisable immediately, as to 50%, with the remainder vesting on a pro rata basis quarterly in arrears over one year from the date of grant, commencing March 31, 2006, with the following assumptions:

Dividend Yield (per share)	$0.00
Volatility (%)	87.6%
Risk-free Interest Rate (%)	4.33%
Expected Life	5.2 years

Accordingly, the weighted average fair value per option at grant date is $1.48.

Mr. Allan was granted 75,000 stock options on November 1, 2006, which vest and therefore become exercisable on a pro rata basis quarterly in arrears over three years from the date of grant, commencing December 31, 2006, which we valued based on the following assumptions:

Dividend Yield (per share)	$0.00
Volatility (%)	88.56%
Risk-free Interest Rate (%)	4.52%
Expected Life	5.8 years

Accordingly, the weighted average fair value per option at grant date is $0.76.

(4) Rent and related expenses for apartment leased by us near our Andover, Massachusetts headquarters for use by Mr. Wylie when he is in Andover, as Mr. Wylie’s residence is approximately 150 miles from our headquarters.

(5) Mr. Stearn resigned effective September 29, 2006 and as a result his unvested options were forfeited and he had 90 days to exercise his vested options. Effective January 3, 2007, Mr. Stearn’s vested options were also forfeited, none having been exercised. Mr. Stearn was succeeded by Mr. Allan, whose employment began on November 1, 2006.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each of our Named Executive Officers as of December 31, 2006.

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Share or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
James Wylie	16,000	--	--	6.50	01/10/2013	--	--	--	--
	108,000	--	--	4.50	02/11/2014	--	--	--	--
	160,000	--	--	5.00	02/24/2014	--	--	--	--
	19,412	--	--	4.25	03/26/2014	--	--	--	--
	23,732	--	--	4.20	01/10/2015	--	--	--	--
	16,000	--	--	6.50	01/20/2013	--	--	--	--
	27,076	--	--	4.20	01/10/2015	--	--	--	--
	50,000	--	--	2.24	01/11/2016	--	--	--	--
	30,000	30,000	--	2.24	01/11/2016	--	--	--	--
	131,192	--	--	4.20	01/10/2015	--	--	--	--
TOTAL	581,412	30,000	--			--	--	--	--
David Swank	60,000	--	--	5.00	02/24/2014	--	--	--	--
	13,334	26,666	--	2.24	01/11/2016	--	--	--	--
	6,667	3,333	--	2.02	10/29/2014	--	--	--	--
	8,000	--	--	11.50	06/04/2013	--	--	--	--
	15,000	--	--	2.06	01/06/2016	--	--	--	--
	56,800	--	--	4.20	01/10/2015	--	--	--	--
TOTAL	159,801	29,999	--			--	--	--	--
Kevin Stearn (1)	--	--	--			--	--	--	--

William Allan	6,253	68,747	--	1.02	11/01/2016	--	--	--	--

Christopher Geberth	13,334	26,666	--	2.24	01/11/2016	--	--	--	--
	6,667	3,332	--	3.54	12/09/2014	--	--	--	--
	10,000	--	--	4.20	01/10/2015	--	--	--	--
	18,333	1,667	--	2.50	05/17/2014	--	--	--	--
TOTAL	48,334	31,665				--	--	--	--
Cary Paulette	15,000	--	--	4.20	1/10/2015	--	--	--	--
	11,668	23,332	--	2.24	1/11/2016	--	--	--	--
	33,334	16,666	--	3.54	12/9/2014	--	--	--	--
	35,000	--	--	4.20	1/10/2015	--	--	--	--
TOTAL	95,002	39,998	--			--	--	--	--
John Welch	3,600	--	--	7.50	06/02/2013	--	--	--	--
	3,200	--	--	8.50	10/01/2012	--	--	--	--
	400	--	--	8.75	10/08/2013	--	--	--	--
	28,000	--	--	5.00	02/24/2014	--	--	--	--
	400	--	--	4.75	05/01/2013	--	--	--	--
	10,000	20,000	--	2.24	01/11/2016	--	--	--	--
	39,400	--	--	4.20	01/10/2015	--	--	--	--
TOTAL	85,000	20,000	--			--	--	--	--
TOTAL	975,802	220,409	--			--	--	--	--

(1) Mr. Stearn resigned effective September 29, 2006 and as a result his unvested options were forfeited and he had 90 days to exercise his vested options. Effective January 3, 2007, Mr. Stearn’s vested options were also forfeited, none having been exercised. Mr. Stearn was succeeded by Mr. Allan, whose employment began on November 1, 2006.

DIRECTOR COMPENSATION

Directors who are also our employees do not receive separate compensation for their service as directors, although we may award stock options or other compensation in our discretion. We pay an honorarium to directors who are not also our employees (described below), and we typically award stock options or other stock-based compensation in our discretion. The board retains discretion to award other forms of compensation to directors. We also reimburse non-employee directors for reasonable out-of-pocket expenses incurred in attending directors’ meetings.

In 2004, we instituted a director honorarium program because we believed it was appropriate to provide monetary compensation to our outside directors for their efforts on our behalf and that such a program would assist us in attracting and retaining qualified persons to act as directors and to serve on committees of the board. In 2006, these stipends are $1,000 per face-to-face meeting, plus annual stipends, as follows:

Position	Amount per Annum
Director	$12,000
Chairman of Board of Directors	$10,000
Audit Committee Chairman	$10,000
Audit Committee Member	$ 5,000
Compensation Committee Chairman	$ 5,000
Compensation Committee Member	$ 2,500

Under this program, the Company awarded stipends to non-employee directors in the aggregate amount of $156,000 during 2006.

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($)	Option Awards ($) (2) (3)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation ($) (4)	Total ($)
Geoffrey Jenkins	31,250	--	13,861	--	--	--	45,111
Sidney Braginsky	21,000	--	8,317	--	--	--	29,317
Gary Brooks	21,500	--	8,317	--	--	--	29,817
A. Kim Campbell	17,500	--	8,317	--	--	--	25,817
Joseph Harris	28,750	--	8,317	--	--	--	37,067
Peter Klein	16,000	--	8,317	--	--	--	24,317
Edwin Snape, Ph.D	20,000	--	8,317	--	--	--	28,317
TOTAL	156,000	--	63,763	--	--	--	219,763

(1) Fees earned are provided for that part of 2006 during which each Director served and received cash, plus cash payment for 2005 fees earned and not paid in cash until 2006. Each Director earns $12,000 per year, the Chairman of the Board and the Chairman of the Audit Committee earn an additional $10,000, the members of the Audit Committee each earn $5,000, the Chairman of the Compensation Committee earns $5,000, and the members of the Compensation Committee each earn 2,500. Directors are also paid $1,000 per face-to-face meeting and additional compensation for participating as members of special sub committees, when necessary.

(2) Granted under the terms of our 2003 Omnibus Incentive Plan. All of the options awarded to directors during the fiscal year ended December 31, 2006 remained outstanding as of December 31, 2006.

(3) We used the Black-Scholes option pricing model to determine the fair value of 2006 option grants.
The Directors were granted stock options on January 11, 2006, which vest and therefore become exercisable on a pro rata basis quarterly in arrears over three years from the date of grant, commencing March 31, 2006, which we valued based on the following assumptions:

Dividend Yield (per share)	$0.00
Volatility (%)	87.3%
Risk-free Interest Rate (%)	4.32%
Expected Life	5.8 years

Accordingly, the weighted average fair value per option at grant date is $1.66.

EMPLOYMENT AGREEMENTS

Chief Executive Officer

Effective January 10, 2003, we entered into an employment agreement with James A. Wylie, Jr. as president and chief executive officer. Mr. Wylie became a director as of that date. Mr. Wylie’s employment agreement was for an initial term of two years and provided for an annual base salary of $300,000 (payable commencing March 1, 2003), an award of options to purchase up to 32,000 shares (figure adjusted for 1:25 reverse stock split effective on June 17, 2004) of common stock and certain bonus compensation, including a discretionary bonus as determined by the board of directors and a bonus for the consummation of certain financings (including the equity financing), mergers or similar transactions. If we terminated Mr. Wylie’s employment other than for cause, we would have been obligated to pay his salary and provide benefits to him for the remainder of his two-year employment term. From December 2, 2002 until the effective date of his employment agreement, Mr. Wylie acted as a consultant to us and an advisory board member, pursuant to a management services agreement. Under the management services agreement, we paid Mr. Wylie a consulting fee of $125,000 for the period December 2, 2002 through February 28, 2003, and agreed to pay a success fee for the consummation of certain financing, merger or similar transactions (excluding the December 27, 2002 bridge financing transaction). The management services agreement was terminated upon the effective date of Mr. Wylie’s employment agreement and was superseded by his employment agreement.

Effective December 28, 2003, we entered into a second employment agreement with James A. Wylie, Jr. This agreement superseded our January 10, 2003 employment agreement with Mr. Wylie, and extended his employment by one year from December 31, 2004 until December 31, 2005. Mr. Wylie’s new agreement provided for an annual base salary of $330,000 (commencing January 1, 2004), an award of options to purchase up to 108,000 shares (figure adjusted for 1:25 reverse stock split effective on June 17, 2004) of common stock and certain bonus compensation. If we terminated Mr. Wylie’s employment other than for cause, we would have been obligated to pay his salary and provide benefits to him for the remainder of his two-year employment term.

Effective February 15, 2005, the terms of Mr. Wylie’s employment were modified by (i) extending the term of employment through December 31, 2007 at an effective annual base salary of $355,000; we subsequently extended the term of Mr. Wylie’s employment agreement to December 31, 2008, (ii) providing that in the event of termination by us without cause or by Mr. Wylie for good reason, we will pay an amount equal to either his base compensation for the remainder of the term or 12 months, whichever is greater and (iii) clarifying that Mr. Wylie will be able to terminate his employment agreement upon not less than 90 days’ notice for reasons other than good reason, in which case we will not be required to pay severance.

Effective January 11, 2006, Mr. Wylie’s annual salary was increased to $367,425, and he was awarded 50,000 options.

Chief Financial Officer

Effective September 1, 2003, we entered into a consulting agreement with David B. Swank, as chief financial officer. Mr. Swank’s agreement provided for us to pay him a monthly fee of $12,500, and entitled him to receive options to purchase shares of common stock and bonus compensation. Effective January 1, 2007, we increased Mr. Swank’s monthly fee to $19,875. Mr. Swank’s agreement was for six-month automatically renewable periods, and was cancelable upon six months notice. Effective September 1, 2004, Mr. Swank’s agreement was automatically extended for a second six-month period until March 1, 2005, at a monthly fee of $16,667.

Effective February 15, 2005, we modified the terms of Mr. Swank’s employment by (i) providing a term through December 31, 2005, renewable annually thereafter unless either party gives notice of non-renewal by November 30, (ii) providing that we may terminate Mr. Swank’s employment for cause upon written notice, (iii) providing that in the event of termination by us without cause or by Mr. Swank for good reason, we will pay an amount equal to either his base compensation for the remainder of the term or 12 months, whichever is greater, (iv) providing that Mr. Swank will not use or disclose proprietary information or confidential information, that all proprietary information is our property and that all inventions of Mr. Swank during the term of his employment that are related to our business are our property and (v) providing that Mr. Swank will not compete with us or solicit our customers, suppliers or employees during the term or for 12 months thereafter. In accordance with this agreement, Mr. Swank’s employment was automatically renewed for the term ending December 31, 2007 at $19,875 per month.

Other Executive Officers

Our other executive officers (Messrs. Allan, Welch, Paulette and Geberth) have agreements which provide that upon termination of their respective employment without cause, we will pay their annual base salary for a period of twelve months. These agreements also provide that these executive officers are eligible to receive annual bonuses based on performance. These employment agreements also prohibit our executive officers from directly or indirectly competing with us for a period of one-year following termination of their employment.

Additionally, we agreed to provide to Mr. Allan an annual transportation allowance of £13,440 (paid in monthly installments), as well as temporary living expenses and relocation expenses for his transition when he joined our UK subsidiary, Diomed Ltd., on November 1, 2006.

STOCK OPTION PLANS

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

EQUITY COMPENSATION PLAN INFORMATION

As of December 31, 2006, 755,756 shares were available for issuance under our 2003 Omnibus Plan, 4,542 shares were available for issuance under our 2001 Plan and 339 shares were available for issuance under our 1998 Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (expressed in common stock) (a)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	2,439,363	$4.11	760,637
Equity compensation plans not approved by stockholders	--	--	--
TOTAL	2,439,363	$4.11	760,637

CHANGES AND ADJUSTMENTS TO OUTSTANDING INCENTIVE AWARDS
DURING PRIOR FISCAL YEAR

No adjustments to the exercise price of any outstanding options were made during the fiscal year ended December 31, 2006.

EXECUTIVE COMPENSATION ACTIVITES TO DATE IN 2007

STOCK OPTIONS GRANTED JANUARY 3, 2007

We granted stock options to the following executives and directors on January 3, 2007, which vest and therefore become exercisable on a pro rata basis quarterly in arrears over three years from the date of grant, commencing March 31, 2007.

Executives:	Amount
David Swank	50,000
Christopher Geberth	30,000
William Allan	25,000
Cary Paulette	25,000
John Welch	25,000

Directors:
Geoffrey Jenkins	25,000
Kim Campbell	15,000
Gary Brooks	15,000
Peter Klein	15,000
Sidney Braginsky	15,000
Joseph Harris	15,000
Edwin Snape	15,000

We valued the options based on the following assumptions:

Dividend Yield (per share)	$0.00
Volatility (%)	86.01%
Risk-free Interest Rate (%)	4.68%
Expected Life	5.8 years

Accordingly, the weighted average fair value per option granted to the above directors and executive officers at grant date is $0.599.

Additionally, we granted to our Chief Executive Officer, James Wylie, 100,000 stock options on January 3, 2007, which vest and therefore become exercisable on a pro rata basis quarterly in arrears over two years from the date of grant, commencing March 31, 2007, which we valued based on the following assumptions:

Dividend Yield (per share)	$0.00
Volatility (%)	88.49%
Risk-free Interest Rate (%)	4.66%
Expected Life	5.6 years

Accordingly, the weighted average fair value per option granted to Mr. Wylie at grant date is $0.5997.

SALARY INCREASES TO CERTAIN EXECUTIVE OFFICERS

Acting at the direction of the Board’s Compensation Committee, on February 2, 2007, we increased the salaries of certain executive officers, as follows: David B. Swank, Chief Financial Officer, received a salary increase of $13,500 to $238,500 per annum; Cary Paulette, Vice President North American Sales of the Company’s wholly-owned subsidiary, Diomed, Inc., received a salary increase of $8,370 to $194,370 per annum and John Welch, Vice President - Marketing of Diomed, Inc., received a salary increase of $8,280 to $192,280.

EXTENSION OF TERM OF CHIEF EXECUTIVE OFFICER’S EMPLOYMENT AGREEMENT

Acting at the direction of the Board’s Compensation Committee, on February 2, 2007, we extended the term of Mr. Wylie’s employment agreement by one year to December 31, 2008.

EXECUTIVE SEVERANCE AGREEMENTS

Acting at the direction of the Board’s Compensation Committee, on February 2, 2007, we entered into Change in Control Severance Agreements with the following executive officers: James Wylie, David Swank, Cary Paulette, John Welch, Christopher Geberth, Vice President Finance, and William Allan, Managing Director of the Company’s wholly-owned subsidiary, Diomed, Ltd. The following summarizes the material terms of the Change in Control Severance Agreements between the Company and each of the executive officers named above:

Term of Change in Control Agreement: Each agreement has a term of two years, commencing February 2, 2007. If a change in control occurs prior to that date, each agreement shall survive until the Company has complied with all of its obligations under the agreement. A “change in control” means the sale of all or substantially all of the Company’s assets, a merger, consolidation or other business combination of the Company, the direct or indirect acquisition of a majority of the Company’s capital stock, a contested election of directors resulting in a change in the majority of the Board or a dissolution or liquidation of the Company.

Accelerated Vesting. If a change in control occurs, any stock options or other equity incentive awards that are held by the executive officers named above and that have not fully vested prior to that date shall automatically fully vest upon the consummation of the change in control.

Severance Pay and Continued Benefits . If, during the period beginning on the date when a change in control is consummated and ending 540 days thereafter, the employment of any of the executive officers named above is terminated by the Company (other than for cause, death or disability) or by the executive officer for good reason (demotion, reduced compensation, relocation, failure to pay compensation when due, Company’s notice of intent to terminate employment (other than for cause, death or disability) or failure of a successor to the Company to assume the agreement), then that executive officer is entitled to receive severance pay and benefits, as follows: (i) a multiple of his annual pay paid in a lump sum within 10 days of termination, (ii) a pro rated portion of the executive officer’s target annual bonus for the year during which termination occurs and (iii) a multiple of his health, welfare and fringe benefits. The multiple referred to in clauses (i) and (iii) is two years in the case of Wylie and Swank and one and one-half years in the case of Allan, Geberth, Paulette and Welch. The timing of payment of benefits may be delayed if and to the extent necessary to avoid triggering certain tax obligations, in which case the Company shall pay interest on the amount payable for the period of the extended payment. Each executive officer is required to release the Company from any claims he may have against the Company as a condition to receiving the foregoing severance pay and continued benefits.

Excise Tax Gross Up : If certain excise taxes are imposed by taxing authorities on amounts payable under any of the agreements to the executive officer, the Company is required to make an additional payment to “gross up” the amount paid, such that the executive officer will net the same amount after payment of the excise taxes as set forth in the agreements.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth beneficial ownership information as of March 1, 2007 for shares of our capital stock or rights to acquire shares of our capital stock exercisable within 60 days beneficially owned by:

-	our chief executive officer and other executive officers whose salary and bonuses for 2006 exceeded $100,000 and whose annualized salary exceeds $100,000;

-	each director;

-	our directors and executive officers as a group; and

-	each person who is known by us to beneficially own more than 5% of the outstanding shares of our common stock and other classes of voting stock.

To our knowledge, each person, along with his or her spouse, has sole voting and investment power over the shares unless otherwise noted.

NAME	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	PERCENT OF CLASS (1)

Sidney Braginsky	42,501 (2)	0.18%
Gary Brooks	49,501 (3)	0.21%
A. Kim Campbell	50,501 (4)	0.21%
Joseph Harris	44,501 (5)	0.19%
Geoffrey Jenkins	113,101 (6)	0.48%
Peter Klein	55,601 (7)	0.24%
Edwin Snape	51,501 (8)	0.22%
David Swank	183,136 (9)	0.77%
James A. Wylie, Jr.	767,373 (10)	3.18%
Christopher Geberth	60,669 (11)	0.26%
Cary Paulette	104,169 (12)	0.44%
John J. Welch	89,585 (13)	0.38%
William D. Allan	14,587 (14)	0.06%
All officers and directors as a group (13 persons)	1,626,726	6.52%

Beneficial Owners of More than 5% of the Company’s Common Stock

Samuel Belzberg	1,714,260 (15)	7.3%
Sowood Capital Management, L.P.	1,541,800 (16)	6.6%
Galleon Healthcare Partners, L.P.and affiliates	1,134,000 (17)	4.8%
ProMed Partners, L.P. and affiliates	2,231,037 (18)	8.9%

(1) Calculated pursuant to Rule 13d-3 of the Rules and Regulations under the Exchange Act. Percentages shown for all officers and directors as a group are calculated on an aggregate basis and percentages shown for individuals are rounded to the nearest one-tenth of one percent. The mailing address for each of the directors and officers is c/o Diomed, Inc., One Dundee Park, Andover, MA 01810.

(2) Includes 42,501shares of common stock issuable upon the exercise of stock options vested through 5/1/07.

(3) Includes 3,000 shares held plus 46,501 shares of common stock issuable upon the exercise of stock options vested through 5/1/07.

(4) Includes 50,501 shares of common stock issuable upon the exercise of stock options vested through 5/1/07.

(5) Includes 2,000 shares held plus 42,501 shares of common stock issuable upon the exercise of stock options vested through 5/1/07.

(6) Includes 6,600 shares held plus 106,501 shares of common stock issuable upon the exercise of stock options vested through 5/1/07.

(7) Includes 9,100 shares held plus 46,501 shares of common stock issuable upon the exercise of stock options vested through 5/1/07.

(8) Includes 9,000 shares held plus 42,501 shares of common stock issuable upon the exercise of stock options vested through 5/1/07. Excludes a total of 1,304,348 shares of common stock underlying preferred stock purchased by New England Partners Capital, L.P. and Nexus Medical Partners II S.C.A. SICAR in the September 29, 2006 financing transaction, as to which Dr. Snape disclaims beneficial ownership.

(9) Includes 15,000 shares held plus 168,136 shares of common stock issuable upon the exercise of stock options vested through 5/1/07.

(10) Includes 165,961 shares held plus 601,412 shares of common stock issuable upon the exercise of stock options vested through 5/1/07.

(11) Includes 4,000 shares held plus 56,669 shares of common stock issuable upon the exercise of stock options vested through 5/1/07.

(12) Includes 104,169 shares of common stock issuable upon the exercise of stock options vested through 5/1/07.

(13) Includes 89,585 shares of common stock issuable upon the exercise of stock options vested through 5/1/07.

(14) Includes 14,587 shares of common stock issuable upon the exercise of stock options vested through 5/1/07.

(15) Includes 1,709,593 shares of common stock held by Gibralt US, Inc. and 4,667 shares issuable upon the exercise of fully vested stock options held by Mr. Belzberg. Mr. Belzberg is an affiliate of Gibralt Capital Corp. and Gibralt U.S. Inc., and therefore is deemed to beneficially own the securities it holds. Mr. Belzberg’s address is c/o Gibralt Capital Corp., 1075 W Georgia Street, Suite 1075, Vancouver, BC V6E 3C9 Canada.

(16) Includes 1,541,800 shares of common stock as to which we believe Sowood has sole dispositive power, Sowood’s address is 500 Boylston Street, Boston, MA 02116 .

(17) Includes 1,134,000 shares of common stock held. Galleon’s address is 135 E 57th Street, 16th Floor, New York, NY 10022. Raj Rajaratnam, as the managing member of Galleon Advisors, L.L.C., may be deemed the beneficial owner of our securities held by Galleon as a result of the investment and/or voting control over our securities that he exercises in that connection. However, Mr. Rajaratnam disclaims any beneficial ownership of the shares reported herein, except to the extent of any pecuniary interest therein.

(18) Includes a total of 2,231,037 shares of common stock held and issuable upon exchange of preferred stock held and exercise of warrants held, after giving effect to 9.99% limitations on beneficial ownership applicable to the ProMed entities which restrict ProMed's ability to exchange preferred stock and exercise warrants. ProMed’s address is 122 E 42nd Street, Suite 2105, New York, NY 10168. Barry Kurakawa and David Musket are co-investment managers of ProMed Management, Inc., which acts as investment manager for various other ProMed entities. Messrs. Kurakawa and Musket may be deemed to have beneficial ownership of our securities held by ProMed entities by virtue of their position with ProMed Management, Inc. and the investment and/or voting control that this relationship may confer on them.

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

PARTICIPATION BY RELATED PARTIES IN THE SEPTEMBER 29, 2006 PRIVATE PLACEMENT FINANCING

Investors in the financing transaction that we completed on September 29, 2006 included each of the investors in our September 30, 2005 financing transaction (each of which exchanged all of the shares of preferred stock we issued to them on September 30, 2005 for shares of the new series of preferred stock we issued on September 29, 2006). These include affiliates of Gruber & McBain International and affiliates of ProMed Partners, L.P. In addition, Promed Partners, L.P., ProMed Offshore Fund, Ltd. and ProMed Offshore Fund II, Ltd. invested, in the aggregate, an additional $1,506,500 in cash in the September 29, 2006 financing transaction. Prior to this transaction, Gruber & McBaine entities beneficially owned approximately 6.8% of our outstanding common stock ProMed entities beneficially owned approximately 10.3% of our outstanding common stock (without giving effect to the restrictions on ownership contained in the terms of our securities held by these entities).

Also, one of our directors, Ed Snape, is a principal of the general partner of New England Partners Capital, L.P. (“NEP”) and a director of the management company of Nexus Medical Partners II S.C.A., SICAR (“Nexus”), an affiliate of NEP. NEP and Nexus each invested $750,000 in the September 29, 2006 financing transaction. Although he was initially a member of the finance committee of the board of directors which was charged with evaluating and negotiating the financing transaction, when he determined that NEP and its affiliates might have an interest in investing, he immediately recused himself from the committee.

The terms and conditions of the financing transaction were the same for all investors, including the ProMed entities and Mr. Snape’s affiliated entities.

In addition, the ProMed investors and one additional investor in the September 29, 2006 financing transaction, David Musket, have an affiliation with Musket Research Associates, Inc. (“MRA”), our co-placement agent in the financing. Specifically, Mr. Musket is the president of MRA and he also has investment and/or voting control over the securities held by the ProMed entities. MRA also served as our co-placement agent in the private placement financing transaction that we completed on September 30, 2005. As stated above, the ProMed entities invested a total of $1,506,500 in cash in the September 29, 2006 financing transaction; Mr. Musket invested $138,000, out of funds that MRA would have otherwise paid to him from the placement agent fees that MRA earned from us. Our board of directors determined that our placement agency agreement with MRA was on fair terms, as if it had been negotiated at arms-length with an unrelated party, and gave us its prior approval of the agreement.

Further, according to our placement agency agreement with MRA, as partial compensation for services MRA provided to us, we issued to designees of MRA warrants to purchase a total of 370,000 shares of common stock. MRA designated five of its representatives and the three ProMed entities which invested in the financing to receive these warrants. Among the individuals designated by MRA are Mr. Musket and Barry Kurokawa, whom we believe shares investment and voting control over our securities held by the ProMed entities. We did not have discretion or influence over the persons that MRA designated to receive the 370,000 warrants we agreed to issue to MRA, rather, MRA advised us of its designees shortly before the financing transaction was completed on September 29, 2006.

Finally, each of the holders of those securities that were subject to antidilution adjustment as a result of the September 29, 2006 financing transaction was indirectly interested in this transaction. These investors include (i) the holders of the warrants to purchase 1.8 million shares of common stock that we issued on September 30, 2005 and (ii) the holders of (a) $3.712 million principal amount of outstanding convertible debentures and (b) outstanding warrants to purchase common stock that we issued October 25, 2004. The September 29, 2006 financing transaction did not alter the terms of these outstanding securities, rather, it triggered the antidilution adjustments that were included in the original terms of the outstanding securities. This benefited the holders of these securities by decreasing the conversion price of debentures and exercise price of the warrants, and by increasing the number of common shares underlying the 1.8 million warrants issued September 30, 2005. For no additional consideration, the holders of the outstanding debentures also waived certain covenants of the debentures which would have otherwise been violated by the September 29, 2006 financing transaction.

PARTICIPATION BY RELATED PARTIES IN THE SEPTEMBER 30, 2005 PRIVATE PLACEMENT FINANCING

Investors in the financing transaction that we completed on September 30, 2005 included ProMed Partners, L.P., ProMed Partners II, L.P., ProMed Offshore Fund, Ltd. and ProMed Offshore Fund II, L.P. Prior to the September 30, 2005 financing, these entities collectively beneficially owned in excess of 5% of our outstanding common stock. These entities collectively invested a total of $2 million in our September 30, 2005 financing transaction, and accordingly, we issued an aggregate of 800,000 shares of preferred stock and warrants to purchase up to 320,000 shares of common stock to these entities. The ProMed entities participated in the September 30, 2005 financing transaction on identical terms and conditions as the other investors in that financing.

MRA served as co-placement agent in the September 30, 2005 financing, and as noted above, MRA is a related party to the ProMed entities. With the prior approval of our board of directors, we entered into a written placement agency agreement with Musket Research Associates. Pursuant to that agreement, Musket Research Associates raised $7 million in gross proceeds in the September 30, 2005 financing (including the $2 million invested by the ProMed entities), and we paid Musket Research Associates commissions of $350,000 for its services in connection with the September 30, 2005 financing. The rate of commission paid to Musket Research Associates is the same rate as that we paid to our other private placement agent in the September 30, 2005 financing, Roth Capital Partners, LLC, which is not a related party. Roth Capital raised $3 million in gross proceeds and accordingly we paid $150,000 in placement agent fees to Roth Capital. Our board of directors determined that our agreement with Musket Research to be on fair terms, as if it had been negotiated at arms-length with an unrelated party.

The holders of convertible debentures we issued in October 2004 to investors who participated in a financing that we entered into on September 28, 2004 included Omicron Master Trust. As a result of the securities it acquired in that transaction, Omicron became the beneficial holder of in excess of 5% of our common stock. The terms of the debentures we issued to Omicron and the two other debt investors in the 2004 private placement include negative covenants that were implicated by the proposed financing that we ultimately completed on September 30, 2005. As an inducement to, and in consideration for, the waiver of these negative covenants, we issued common stock purchase warrants to Omicron and the other debenture holders for the purchase of 200,000 shares of common stock, on a pro rata basis, according to the principal amount of debentures held. Of these, we issued 119,181 warrants to Omicron. Our board of directors determined that the issuance of these warrants was fair consideration for the waiver of rights by the debenture holders as if the same had been negotiated at arms-length with unrelated parties.

ITEM 13. EXHIBITS

Exhibit No.	Identification of Exhibit
2.1	Agreement and Plan of Merger for Diomed Merger (1)
2.2	Certificate of Amendment of Articles of Incorporation of Natexco Corporation (1)
2.3	Agreement and Plan of Merger for migratory merger (2)
2.4	Articles of Merger for migratory merger (Nevada) (2)
2.5	Certificate of Merger for migratory merger (Delaware) (2)
3.1	Diomed Holdings, Inc. (Nevada) Articles of Incorporation (1)
3.2	Diomed Holdings, Inc. (Nevada) Amendment to the Articles of Incorporation (1)
3.3	Certificate of Incorporation of Diomed Holdings, Inc. (Delaware) (2)
3.4	Restated By-laws of Diomed Holdings, Inc. (Nevada) (1)
3.5	By-laws of Diomed Holdings, Inc. (Delaware) (2)
4.1	Diomed Holdings, Inc. Certificate of Designations for Preferred Stock issued September 30, 2005 (18)
4.2	Diomed, Inc. 1998 Incentive Stock Plan (1)
4.3	Diomed, Inc. 2001 Employee Stock Option Plan (1)
4.4	Diomed Holdings, Inc. 2003 Omnibus Incentive Plan (11)
4.5	Diomed Holdings, Inc. Amendment to Certificate of Incorporation filed September 27, 2006 (20)
5.1	Legality Opinion rendered by the Registrant’s legal counsel, McGuireWoods LLP (22)
10.1	Form of Subscription Agreement and Investment Representation regarding February 14, 2002 Private Placement (1)
10.2	Escrow Agreement regarding February 14, 2002 Private Placement (1)
10.3	Lock-up Agreement Applicable to February 14, 2002 Private Placement Investors (1)
10.4	Consulting Agreement between the Company and Verus Support Services, Inc. dated December 21, 2001 (1)
10.5	Letter Agreement between Diomed Holdings, Inc. and Verus Support Services, Inc. dated as of September 3, 2003, providing for issuance of shares of common stock in lieu of payment (10)
10.6	Agreement between James Arkoosh and Diomed (1)
10.7	Employment Agreement with Peter Klein, dated July 24, 1999 (1)
10.8	Employment Agreement with James A. Wylie, Jr. dated January 10, 2003 (6)
10.9	Cambridge Facility Lease (3)
10.10	Axcan Pharma, Inc.--Diomed photodynamic therapy Laser Development and Supply Agreement (3)
10.11	HRI Sub-License Agreement between QLT and Diomed (3)
10.12	EVLT(R) marketing and Promotion Agreement with Dr. Robert Min (3)
10.13	EVLT(R) marketing and Promotion Agreement with Dr. Steven E. Zimmet (3)
10.14	EVLT(R) patent Purchase Agreement with Dr. Robert Min (8)
10.15	EVLT(R) patent Exclusive License Agreement with Endolaser Associates, LLC (8)

10.16	Amendment to Engagement Letter with Placement Agent, dated as of September 3, 2003, providing for the 10.16 A issuance of 40,879,063 warrants to Placement Agent (including form of warrant) (9)
10.17	Report of Atlas Capital Services dated February 4, 2002 (1)
10.18	Descriptive Memorandum of Diomed Holdings, Inc. (4)
10.19	Note Purchase Agreement dated December 27, 2002 (5)
10.20	Form of Class A Secured Notes due 1/1/2004 (5)
10.21	Form of Class B Unsecured Notes due 1/1/2004 (5)
10.22	Registration Rights Agreement dated December 27, 2002 (5)
10.23	Security Agreement dated December 27, 2002 (5)
10.24	Pledge Agreement dated December 27, 2002 (5)
10.25	Exchange Agreement dated as of April 22, 2003 (7)
10.26	Form of Class C Secured Notes due 1/1/2004 (7)
10.27	Secured Loan Agreement dated as of April 22, 2003 (7)
10.28	Form of Class D Secured Notes due 5/8/04 (7)
10.29	Amended and Restated Security Agreement dated as of April 22, 2003 (7)
10.30	Amended and Restated Pledge Agreement dated as of April 22, 2003 (7)
10.31	Amended and Restated Registration Rights Agreement dated as of April 22, 2003 (7)
10.32	Second Exchange Agreement dated as of May 28, 2003 (12)
10.33	Second Amended and Restated Security Agreement dated as of May 28, 2003 (12)
10.34	Amendment to First Exchange Agreement dated as of May 28, 2003 (12)
10.35	Amendment to Secured Loan Agreement dated as of May 28, 2003 (12)
10.36	Second Amendment to First Exchange Agreement dated as of July 31, 2003 (12)
10.37	Amendment to Second Amended and Restated Security Agreement dated as of July 31, 2003 (12)
10.38	Amendment to Second Exchange Agreement dated as of July 31, 2003 (12)
10.39	Second Amendment to Secured Loan Agreement dated as of July 31, 2003 (12)
10.40	Exchange Agreement regarding Class C Stock (Exchanged for Class E Preferred Stock) (10)
10.41	Exchange Agreement regarding Class D Stock (Exchanged for Class F Preferred Stock) (10)
10.42	Letter of Understanding with Gibralt U.S., Inc. dated August 21, 2003 (10)
10.43	Securities Purchase Agreement for Equity Financing (9)
10.44	Form of Secured Bridge Notes (Issued at First Closing of Equity Financing on September 3, 2003) (9)
10.45	Escrow Agreement regarding Equity Financing (9)
10.46	Investors’ Rights Agreement regarding Equity Financing (9)
10.47	Patent Security Agreement regarding Equity Financing (9)
10.48	Security Agreement regarding Equity Financing (9)
10.49	Stockholders’ Agreement regarding Equity Financing (9)
10.50	Pledge Agreement regarding Equity Financing (9)

10.51	Amendment to Employment Agreement with Global Strategy Associates regarding services of James A. Wylie, dated as of December 28, 2003 (13)
10.52	Agreement with BrookstoneFive, Inc. regarding services of David B. Swank, dated as of August 5, 2003 (13)
10.53	Securities Purchase Agreement for Convertible Debentures, dated as of September 28, 2004 (14)
10.54	Form of Convertible Debenture issued October 25, 2004 (14)
10.55	Form of Warrant issued October 25, 2004 (14)
10.56	Registration Rights Agreement, dated as of October 25, 2004 (14)
10.57	Securities Purchase Agreement for Common Stock, dated as of September 28, 2004 (14)
10.58	Amendment to Agreement for Services of James A. Wylie, dated as of February 15, 2005 (15)
10.59	Amendment to Agreement for Services of David B. Swank, dated as of February 15, 2005 (15)
10.60	Distribution Agreement with Med1Online, dated June 24, 2005 (16)
10.61	Distribution Agreement with Luminetx Corporation, dated August 5, 2005 (17)
10.62	Securities Purchase Agreement for September 30, 2005 financing transaction (18)
10.63	Preferred Stock Exchange Agreement for September 30, 2005 financing transaction (18)
10.64	Registration Rights Agreement for September 30, 2005 financing transaction (18)
10.65	Form of Warrant issued in September 30, 2005 financing transaction (18)
10.66	Form of Waiver of Negative Covenants by Debenture Holders in connection with September 30, 2005 financing transaction (18)
10.67	Engagement Letter with Roth Capital Partners, LLC in connection with September 30, 2005 financing transaction (18)
10.67	Engagement Letter with Musket Research Associates, Inc. in connection with September 30, 2005 financing transaction (18)
10.68	Securities Purchase Agreement in connection with September 29, 2006 financing transaction (19)
10.69	Form of Registration Rights Agreement in connection with September 29, 2006 financing transaction (19)
10.70	Form of Par Warrant in connection with September 29, 2006 financing transaction (19)
10.71	Engagement Letter with Roth Capital Partners, LLC in connection with September 29, 2006 financing transaction (19)
10.67	Engagement Letter with Musket Research Associates, Inc. in connection with September 29, 2006 financing transaction (19)
10.68	Change in Control Severance Agreement, dated February 2, 2007, between the Company and James A. Wylie, Jr. (21)
Change in Control Severance Agreement, dated February 2, 2007, between the Company and David Swank (21)
Change in Control Severance Agreement, dated February 2, 2007, between the Company and Cary Paulette (21)
Change in Control Severance Agreement, dated February 2, 2007,between the Company and John Welch (21)
Change in Control Severance Agreement, dated February 2, 2007, between the Company and William Allan (21)
Change in Control Severance Agreement, dated February 2, 2007, between the Company and Christopher Geberth (21)

(1)	Filed with the Company’s Current Report on Form 8-K dated February 14, 2002.
(2)	Filed with the Company’s Current Report on Form 8-K dated May 14, 2002.

(3)	Filed with the Company’s Annual Report on Form 10-KSB/A dated April 29, 2002.
(4)	Filed with the Company’s Current Report on Form 8-K dated October 22, 2003.
(5)	Filed with the Company’s Current Report on Form 8-K dated December 30, 2002.
(6)	Filed with the Company’s Current Report on Form 8-K dated January 13, 2003
(7)	Filed with the Company’s Current Report on Form 8-K/A dated May 19, 2003
(8)	Filed with the Company’s Current Report on Form 8-K dated September 10, 2003 regarding EVLT(R) patent
(9)	Filed with the Company’s Current Report on Form 8-K dated September 10, 2003 regarding Equity Financing
(10)	Filed with the Company’s Quarterly Report on Form 10-QSB dated November 10, 2003
(11)	Filed with the Company’s Definitive Proxy Statement on Schedule 14A dated October 27, 2003, as amended as described in the Company’s Definitive Proxy Statement on Schedule 14A dated April 25, 2005.
(12)	Filed with the Company’s Registration Statement on Form SB-2 dated December 3, 2003.
(13)	Filed with the Company’s Annual Report on Form 10-KSB/A dated March 30, 2004.
(14)	Filed with the Company’s Current Report on Form 8-K dated September 29, 2004.
(15)	Filed with the Company’s Current Report on Form 8-K dated February 15, 2005.
(16)	Filed with the Company’s Current Report on Form 8-K dated June 29, 2005.
(17)	Filed with the Company’s Current Report on Form 8-K dated August 11, 2005.
(18)	Filed with the Company’s Current Report on Form 8-K dated October 4, 2005.
(19)	Filed with the Company’s Current Report on Form 8-K dated August 1, 2006.
(20)	Filed with the Company’s Definitive Proxy Statement on Schedule DEF14A dated August 25, 2006
(21)	Filed with the Company’s Current Report on Form 8-K dated February 7, 2007.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm for 2005 and 2006 was BDO Seidman, LLP (“BDO”). We paid BDO fees for services during 2005 and 2006 as follows:

AUDIT FEES

BDO’s fees were $296,000 in the aggregate for 2005 and $319,000 in the aggregate for 2006 for professional services rendered to us for the audit of our annual financial statements and review of our quarterly financial statements (including our quarterly financial statements and other reports filed with the SEC on Forms 10-QSB and registration statement on Form SB-2).

AUDIT-RELATED FEES

We paid BDO $8,000 in the aggregate for 2005 and $0 in the aggregate for 2006 for assurance and related services that are reasonably related to the performance of the audit or review of our financial statement, which amounts are not included under “Audit Fees,” above.

TAX FEES

We paid BDO $21,000 in the aggregate for 2005 and $27,000 in the aggregate for 2006 for professional services rendered to us for tax compliance, tax advice and tax planning.

ALL OTHER FEES

We paid BDO $0 for 2005 and 0$ for 2006 for products and services provided to us, other than as reported above under “Audit Fees,” “Audit-Related Fees” or “Tax Fees.”

AUDIT COMMITTEE’S PRE-APPROVAL POLICIES AND PROCEDURES

The audit committee’s procedure is to review any proposed engagement of its independent registered public accounting firm, whether for auditing or other services, and to give its prior approval of such engagement, considering, among other things, whether the proposed engagement would impact the independence of our auditors. All (100%) of the services described under Audit-Related Fees, Tax Fees and All Other Fees were approved by the audit committee.

SIGNATURES

Pursuant to the requirements of the Securities Act, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing the Annual Report on Form 10-KSB and has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on March 19, 2007.

DIOMED HOLDINGS, INC.

By:	/s/ James A. Wylie, Jr.
James A. Wylie, Jr. President and Chief Executive Officer

Pursuant to the requirements of the Securities Act, this Annual Report has been signed by the following persons, constituting a majority of the members of the Board of Directors, in the capacities indicated on March 16, 2007.

Signature	Title	Date

/s/ James A. Wylie, Jr.	President, Chief Executive Officer, Director	March 19, 2007
(James A. Wylie, Jr.)

/s/ David B. Swank	Chief Financial Officer, Director	March 19, 2007
(David B. Swank)

/s/ Geoffrey H. Jenkins	Chairman of the Board, Director	March 19, 2007
(Geoffrey H. Jenkins)

/s/ Joseph Harris	Chairman of the Audit Committee, Director	March 19, 2007
(Joseph Harris)

/s/ Gary Brooks	Director	March 19, 2007
(Gary Brooks)

/s/ A. Kim Campbell	Director	March 19, 2007
(A. Kim Campbell)

/s/ Peter Klein	Director	March 19, 2007
(Peter Klein)

/s/ Edwin Snape	Director	March 19, 2007
(Edwin Snape)

/s/ Sidney Braginsky	Director	March 19, 2007
(Sidney Braginsky)

FINANCIAL STATEMENTS

DIOMED HOLDINGS, INC. AND SUBSIDIARIES

F-i

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of Diomed Holdings, Inc.
Andover, Massachusetts

We have audited the accompanying consolidated balance sheets of Diomed Holdings, Inc. and subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diomed Holdings, Inc. and subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As described in note 2 of the Notes to the Consolidated Financial Statements, Diomed Holdings, Inc. adopted Statement of Financial Accounting Standards No. 123(R), “Shared-Based Payment,” effective January 1, 2006.

/s/ BDO SEIDMAN, LLP March 16, 2007

DIOMED HOLDINGS, INC.
Consolidated Balance Sheets

	December 31, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$7,306,578	$9,562,087
Short-term investments - available for sale securities	2,626,880	3,566,454
Accounts receivable, net of allowance for doubtful accounts of
$169,413 and $102,740 in 2006 and 2005, respectively	3,144,056	2,824,717
Inventories	4,021,217	3,059,886
Prepaid expenses and other current assets	268,343	444,453
Total current assets	17,367,074	19,457,597
Property and equipment:
Office equipment and furniture and fixtures	2,730,871	2,256,536
Manufacturing equipment	1,053,436	944,425
Leasehold improvements	734,547	731,347
	4,518,854	3,932,308
Less accumulated depreciation and amortization	3,258,347	2,760,605
Property and equipment, net	1,260,507	1,171,703
Intangible assets:
Luminetx distribution rights, net of accumulated amortization of
$185,701 and $46,199 in 2006 and 2005, respectively	284,332	286,431
Intangible EVLT(R) technology asset, net of accumulated
amortization of $979,630 and $685,741 in 2006 and 2005,
respectively	3,722,595	4,016,484
Total intangible assets, net	4,006,927	4,302,915
Other assets:
Investment in Luminetx	1,000,000	500,000
Deposits	26,991	20,060
Deferred financing costs, net of accumulated amortization of
$553,680 and $456,709 in 2006 and 2005, respectively	177,779	274,750
Total other assets	1,204,770	794,810
Total assets	$23,839,278	$25,727,025

The accompanying notes are an integral part of these consolidated financial statements.

DIOMED HOLDINGS, INC.
Consolidated Balance Sheets (Continued)

	December 31, 2006	December 31, 2005

Liabilities, preferred stock and stockholders' equity
Current liabilities:
Accounts payable	$2,970,443	$3,561,786
Accrued expenses	2,154,647	2,298,823
Bank line of credit	223,491	53,924
Current maturities of capital lease obligations	1,170	2,047
Current portion of deferred revenue	278,284	257,889
Current maturities of EVLT(R) technology payable
($0 face value at December 31, 2006 and $250,000
face value, net of $4,902 debt discount at
December 31, 2005)	-	245,098
Warrant liability	-	1,898,213

Total current liabilities	5,628,035	8,317,780

Deferred revenue, net of current portion	110,044	144,428
Capital lease obligation, net of current maturities	2,340	4,094
Convertible debt ($3,712,000 face value, net of $2,671,285 debt discount at December 31, 2006 and $3,712,000 face value,
net of $1,081,727 debt discount at December 31, 2005)	1,040,715	2,630,273

Total liabilities	6,781,134	11,096,575

Commitments and contingencies

Preferred stock, $0.001 par value
Authorized-20,000,000 shares; issued and outstanding
4,000,000 at December 31, 2005 (Liquidation value
$12,150,000 at December 31, 2005)	-	7,819,658

Stockholders' equity:
Preferred stock, $0.001 par value
Authorized-1,736 shares; issued and outstanding
1,735.43 at December 31, 2006 (Liquidation value
$23,948,999 at December 31, 2006)	21,239,432	-

Common stock, $0.001 par value
Authorized-65,000,000 and 50,000,000 shares at
December 31, 2006 and 2005, respectively
Issued and outstanding-19,448,728 and 19,423,728 shares
at December 31, 2006 and 2005, respectively	19,449	19,424

Additional paid-in capital	86,562,409	87,551,286
Accumulated other comprehensive income	355,589	89,800
Accumulated deficit	(91,118,735)	(80,849,718)

Stockholders' equity	17,058,144	6,810,792

Total liabilities, preferred stock and stockholders' equity	$23,839,278	$25,727,025

The accompanying notes are an integral part of these consolidated financial statements.

DIOMED HOLDINGS, INC.
Consolidated Statements of Operations

	Years Ended December 31,
	2006	2005
Revenues	$22,382,311	$19,048,751
Cost of revenues	12,279,041	10,112,951

Gross profit	10,103,270	8,935,800

Operating expenses:
Research and development	1,508,437	1,536,522
Selling and marketing	11,433,736	9,391,952
General and administrative	7,741,128	7,819,312

Total operating expenses	20,683,301	18,747,786

Loss from operations	(10,580,031)	(9,811,986)

Other (income) expense, net:
Gain on the fair value of warrant liability	(971,442)	(157,535)
Interest expense, non-cash	666,286	1,196,849
Interest expense, net, and other (income)	(5,858)	586,337

Total other (income)expense, net	(311,014)	1,625,651

Net loss	(10,269,017)	(11,437,637)
Less preferred stock cash dividends	(447,353)	(150,000)
Less preferred stock non-cash dividends	(483,586)	(149,101)
Less beneficial conversion feature on 2006 and 2005
preferred stock, respectively	(469,938)	(1,151,496)
Less deemed dividend on the exchange of 2005 preferred stock	(2,980,439)	-

Net loss applicable to common stockholders	$(14,650,333)	$(12,888,234)

Basic and diluted net loss per share	$(0.75)	$(0.67)

Basic and diluted weighted average common shares outstanding	19,448,043	19,213,965

The accompanying notes are an integral part of these consolidated financial statements.

DIOMED HOLDINGS, INC.
Consolidated Statements of Stockholders' Equity and Comprehensive Loss
Years Ended December 31, 2006 and 2005

	Common Stock		Preferred Stock			Accumulated
	Number of Shares	$0.001 Par Value	Number of Shares	Carrying Value	Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity	Comprehensive Loss
Balance December 31, 2004	17,781,525	$17,781	-	-	$84,226,241	$169,023	$(69,412,081)	$15,000,964
Exercise of warrants by 2004 Private Placement investor and its affiliates	192,811	194	-	-	404,710	-	-	404,904
Compensation expense related to issuance of stock options to third parties	-	-	-	-	49,474	-	-	49,474
Conversion of debt for common stock	1,449,392	1,449	-	-	3,156,111	-	-	3,157,560
Issuance of warrants to Luminetx for distribution rights	-	-	-	-	332,630	-	-	332,630
Fair value adjustments to accrete preferred stock to its exchangeable value	-	-	-	-	(575,748)	-	-	(575,748)
Value ascribed to warrants issued to 2004 debt holders in the 2005 PIPE	-	-	-	-	256,969	-	-	256,969
Dividends recorded on preferred stock	-	-	-	-	(299,101)	-	-	(299,101)
Change in unrealized gain (loss) on available for sale securities	-	-	-	-	-	296	-	296	296
Change in cumulative translation adjustment	-	-	-	-	-	(79,519)	-	(79,519)	(79,519)
Net loss	-	-	-	-	-	-	(11,437,637)	(11,437,637)	(11,437,637)

Balance, December 31, 2005	19,423,728	19,424	-	-	87,551,286	89,800	(80,849,718)	6,810,792	$(11,516,860)

The accompanying notes are an integral part of these consolidated financial statements.

DIOMED HOLDINGS, INC.
Consolidated Statements of Stockholders' Equity and Comprehensive Loss
Years Ended December 31, 2006 and 2005
(continued)

	Common Stock		Preferred Stock			Accumulated
	Number of Shares	$0.001 Par Value	Number of Shares	Carrying Value	Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity	Comprehensive Loss
Balance, December 31, 2005	19,423,728	19,424	-	-	87,551,286	89,800	(80,849,718)	6,810,792
Issuance of common stock upon exchange of 2005 preferred stock	25,000	25	-	-	54,225	-	-	54,250
Compensation expense related to issuance of stock options to employees and consultants	-	-	-	-	597,284	-	-	597,284
Dividends recorded on preferred stock	-	-	-	-	(930,938)	-	-	(930,938)
Issuance of warrants to Luminetx for distribution rights	-	-	-	-	137,403	-	-	137,403
Issuance of preferred stock at face value	-	-	870.435	10,010,000	-	-	-	10,010,000
Exchange of 2005 preferred stock for 2006 preferred stock	-	-	864.999	8,248,993	-	-	-	8,248,993
2006 preferred stock financing costs	-	-	-	-	(1,049,026)	-	-	(1,049,026)
Reclass of warrant liability to additional paid-in capital	-	-	-	-	926,771	-	-	926,771
Deemed dividend on exchange of 2005 preferred stock	-	-	-	2,980,439	(2,980,439)	-	-	-
Additional debt discount on 2004 debt in connection with the 2006 preferred stock issuance	-	-	-	-	2,255,843	-	-	2,255,843
Change in unrealized gain (loss) on available for sale securities	-	-	-	-	-	5	-	5	5
Change in cumulative translation adjustment	-	-	-	-	-	265,784	-	265,784	265,784
Net loss	-	-	-	-	-	-	(10,269,017)	(10,269,017)	(10,269,017)

Balance, December 31, 2006	19,448,728	$19,449	1,735,434	21,239,432	$86,562,409	$355,589	$(91,118,735)	$17,058,144	$(10,003,228)

The accompanying notes are an integral part of these consolidated financial statements.

DIOMED HOLDINGS, INC.
Consolidated Statements of Cash Flows

	Years Ended December 31,

	2006	2005

Cash Flows from Operating Activities:	$(10,269,017)	$(11,437,637)
Net loss
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	945,157	955,389
Amortization of EVLT(R) discount	4,902	66,733
Non-cash interest expense	666,286	1,196,849
Accretion of discount on marketable securities	(56,092)	(142,669)
Amortization of deferred financing costs	96,971	426,232
Fair value of stock options	597,284	49,474
Gain on fair value of warrant liability	(971,442)	(157,535)
Changes in operating assets and liabilities:
Accounts receivable	(319,339)	(750,324)
Inventories	(961,331)	(855,501
Prepaid expenses and other current assets	176,110	(95,867
Deposits	(6,931)	175,278
Accounts payable	(203,317)	1,219,335
Accrued expenses and deferred revenue	(158,165)	493,450

Net cash used in operating activities	(10,458,924)	(8,856,793)

Cash Flows from Investing Activities:
Purchases of property and equipment	(665,721)	(575,706)
Purchase of available for sale securities	(3,293,111)	(6,707,261)
Proceeds from maturities of available for sale securities	4,300,000	3,200,000
Investment in Luminetx	(500,000)	(500,000)

Net cash used in investing activities	(158,832)	(4,582,967)

Cash Flows from Financing Activities:
Proceeds from issuance of preferred stock, net, in 2006 equity
financing	8,960,974	-
Proceeds from issuance of preferred stock, net, in 2005 equity
financing		9,150,556
Proceeds from exercise of warrants		404,904
Net proceeds from bank borrowings	169,567	53,924
Dividend payments	(447,353)	-
Payments on capital lease obligations	(2,631)	(40,826
Payments on EVLT(R) purchase obligation	(250,000)	(1,000,000)

Net cash provided by financing activities	8,430,557	8,568,558

Effect of exchange rate changes	(68,310)	(2,764

Net decrease in cash and cash equivalents	(2,255,509)	(4,873,966)
Cash and cash equivalents, beginning of year	9,562,087	14,436,053

Cash and cash equivalents, end of year	$7,306,578	$9,562,087

DIOMED HOLDINGS, INC.
Consolidated Statements of Cash Flows
(continued)

	Years Ended December 31,
Supplemental Disclosure of Cash Flow Information:	2006	2005

Cash paid for interest	$354,609	$732,194

Non-cash Investing and Financing Activities:
Fair value of warrants exchanged for distribution rights	$137,403	$332,630

Issuance of common stock in exchange for preferred stock	$54,250	$-

Unrealized gains on marketable securities	$301	$296

Value ascribed to warrants issued in 2005 private placement	$-	$2,055,748

Exchange of 2005 preferred stock for 2006 preferred stock	$8,248,993	$-

Non-cash increasing rate preferred stock dividend	$483,586	$149,101

Reclass of warrant liability to additional paid in capital	$926,771	$-

Conversion of debt for common stock	$-	$3,157,560

Fair value adjustment on preferred stock to bring preferred
stock to its immediately exchangeable value	$-	$575,748

Deemed dividend on exchange of 2005 preferred stock	$2,980,439	$-

Accretion of preferred stock dividends	$-	$150,000

Value ascribed to debt discount related to convertible debt	$2,255,843	$256,969

The accompanying notes are an integral part of these consolidated financial statements.

DIOMED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006

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

(b) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, the Company evaluates its estimates, assumptions, and judgments, including those related to the allowance for doubtful accounts, inventory and warranty reserves, impairment of tangible and intangible assets, share based payments, loss contingencies and determining when investment impairments are other-than-temporary. Actual results could differ from those estimates.

(c) Reclassifications

Certain reclassifications have been made in the prior year consolidated financial statements to conform to the current year's presentation.

(d) Cash and Cash Equivalents

Cash and cash equivalents consists of short-term, highly liquid investments with original maturities of three months or less.

(e) Short Term Investments

Marketable securities with original maturities greater than three months are classified as short-term investments. Investments designated as short-term consist of U.S. agency discount notes and corporate bonds are classified as available-for-sale, and are reported at fair value using the specific identification method. Unrealized gains and losses, net of related tax effects, are reflected in other comprehensive income (loss) until realized.

DIOMED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006

Marketable securities included in cash and cash equivalents and short term investments, at December 31, 2006, all of which mature within one year, consist of the following:

	Amortized Cost	Fair Value	Unrealized Gains	Unrealized Losses

Money Market Funds	$2,521,968	$2,521,968	$-	$-
Commercial Paper	6,063,871	6,064,172	301	-

	$8,585,839	$8,586,139	$301	$-

As Reported:			Unrealized	Unrealized
	Amortized Cost	Fair Value	Gains	Losses

Cash and Cash	$5,958,921	$5,959,260	$339	$-
Equivalents
Marketable Securities	2,626,918	2,626,880	-	38

	$8,585,839	$8,586,139	$339	$38

Marketable securities included in cash and cash equivalents and short term investments, at December 31, 2005, all of which mature within one year, consist of the following:

			Unrealized	Unrealized
	Amortized Cost	Fair Value	Gains	Losses

Money Market Funds	$3,815,711	$3,815,711	$-	$-
Commercial Paper	5,852,606	5,852,408	-	198
U.S. Agency Notes	2,096,266	2,096,760	494	-

	$11,764,583	$11,764,879	$494	$198

As Reported:			Unrealized	Unrealized
	Amortized Cost	Fair Value	Gains	Losses

Cash and Cash	$8,197,698	$8,198,426	$728	$-
Equivalents
Marketable Securities	3,566,886	3,566,454	-	432

	$11,764,584	$11,764,880	$728	$432

Net unrealized gains for the years ended December 31, 2006 and 2005 totaled $301 and $296. The unrealized losses were caused by increasing market interest rates. Based on the scheduled maturities of these marketable securities and the Company’s intent and ability to hold these securities until maturity, the Company has concluded that these unrealized losses are not other-than-temporary. There were no realized gains or losses in 2006 or 2005. The Company received gross proceeds from maturities of available for sale securities of $4,300,000 and $3,200,000 during the years ended December 31, 2006 and 2005, respectively.

(f) Foreign Currency Translation

Assets and liabilities of the foreign subsidiary are translated at the rate of exchange in effect at year-end. Revenues and expenses are translated using the weighted average exchange rate in effect during the year. Translation adjustments resulting from changes in the rate of exchange between the subsidiary's functional currency and the U.S. dollar are included in other comprehensive income (loss) and included as a component of Accumulated Other Comprehensive Loss in the accompanying Consolidated Balance Sheets. Transaction gains and losses resulting from the revaluations of assets and liabilities denominated in other than the functional currency of the Company or its subsidiaries are included in operating expenses for all periods presented.

DIOMED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006

(g) Comprehensive Income (Loss)

SFAS No. 130, "Reporting Comprehensive Income," requires disclosure of all components of comprehensive income (loss). Comprehensive income is defined as the change in stockholders' equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. For all periods presented, comprehensive loss consists of the Company's net loss, changes in cumulative translation adjustment account and unrealized gains and losses on available for sale securities. The Company has disclosed comprehensive income (loss) for all periods presented in the accompanying Consolidated Statements of Stockholders' Equity and Comprehensive Loss.

	DECEMBER 31,
	2006	2005

Net loss	$(10,269,017)	$(11,437,637)
Unrealized holding gain on marketable securities, net of
related tax effects	5	296
Foreign currency translation adjustment	265,784	(79,519)

Comprehensive loss	$(10,003,228)	$(11,516,860)

(h) Revenue Recognition

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

In accordance with the provisions of EITF Issue Number 00-10, “Accounting for Shipping and Handling Cost”, the Company records shipping and handling costs billed to its customers as a component of revenue, and the underlying expense as a component of cost of revenue.

The Company defers revenue for extended service contracts related to future periods and recognizes revenue on a straight-line basis in accordance with FASB Technical Bulletin No. 90-1, "Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts." The Company provides for estimated warranty costs on original product warranties at the time of sale.

A rollforward of deferred revenue for the years ended December 31, 2006 and 2005, is as follows:

	December 31,
	2006	2005

Beginning balance	$402,317	$359,749
Additions	559,737	208,294
Revenue/release	(573,726)	(165,726)

Ending balance	$388,328	$402,317

(i) Product Warranties

The Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of component suppliers. In addition to these proactive measures, the Company also provides for the estimated cost of standard product warranties at the time revenue is recognized, based on historical warranty trends in the volume of product returns within the warranty period and the cost to repair the laser. The Company maintains reserves for its estimated obsolete inventory based on historical cost.

Warranty provisions and claims for the years ended December 31, 2006 and 2005, were as follows:

	December 31,
	2006	2005
Beginning balance	$192,946	$323,622
Warranty provision	95,868	133,379
Release/estimates	(48,674)	(166,589)
Usage	(76,591)	(97,466)

Ending balance	$163,549	$192,946

(j) Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market. Work-in-progress and finished goods consist of materials, labor and manufacturing overhead. The Company regularly reviews inventory quantities on hand and records a provision for excess and/or obsolete inventory primarily based upon estimated utility of its inventory as well as other factors. Inventories consist of the following:

	December 31,
	2006	2005

Raw materials	$1,571,135	$1,415,546
Work-in-progress	797,934	674,010
Finished goods	1,652,148	970,330

	$4,021,217	$3,059,886

(k) Property and Equipment

The Company records property and equipment at cost. The Company provides for depreciation and amortization using the straight-line method by charges to operations in amounts that allocate the cost of the assets over their estimated useful lives as follows:

Description	Useful Life
Office equipment and furniture and fixtures	3-5 years
Manufacturing equipment	5 years
Demonstration equipment	4 years
Leasehold improvements	Lesser of estimated useful
life or life of lease

Depreciation expense for the years ended December 31, 2006 and 2005 was $511,766 and $443,583, respectively.

DIOMED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006

(l) Intangible Assets

Intangible assets are recorded at cost and consist of manufacturing rights acquired in 2001,the EVLT(R) patent rights acquired in September 2003 (Note 12) and the Luminetx distribution rights (Note 16). The manufacturing rights were being amortized on a straight-line basis over a five-year estimated useful life and were fully amortized as of December 31, 2005. Amortization expense relating to these manufacturing rights of approximately $0 and $172,000 for the years ended December 31, 2006 and 2005, is included in the Statements of Operations. The EVLT(R) patent rights are being amortized on a straight-line basis over the remaining 16-year life of the patents, and amortization expense relating to the EVLT(R) patent rights of $293,889 is included in the cost of goods sold for each of the years ended December 31, 2006 and 2005.

The Luminetx distribution rights are being amortized on a straight-line basis over a three-year estimated useful life consistent with the original term of the distribution agreement entered into on August 5, 2005. Amortization expense relating to the Luminetx distribution rights of approximately $139,500 and $46,200 is included in the statements of operations for the years ended December 31, 2006 and 2005, respectively.

Future amortization at December 31, 2006 is as follows:

Amortization

2007	$473,467
2008	398,643
2009	293,889
2010	293,889
2011	293,889
Thereafter	2,253,150

Total amortization	$4,006,927

(m) Long Lived Assets

The Company evaluates long-lived assets, such as intangible assets, equipment and leasehold improvements, for impairment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company records an impairment charge whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated discounted future cash flows from the use of these assets. Considerable judgment is required to estimate discounted future operating cash flows. Judgment is also required in determining whether an event has occurred that may impair the value of identifiable intangible assets. Factors that could indicate that an impairment may exist include significant underperformance relative to plan or long-term projections, strategic changes in business strategy or a significant negative industry or economic trends. When any such impairment exists, the related assets are written down to fair value. The Company did not incur any impairments in the years ended December 31, 2006 and 2005.

(n) Fair Value of Financial Instruments

The carrying amounts of the Company's cash, cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments. The carrying amounts of debt issued pursuant to agreements with banks, and debt instruments approximate fair value as the interest rates on these instruments fluctuate with market interest rates.

DIOMED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006

(o) Interest Expense and Other Financing Costs

The Company has issued options and warrants to non-employees from time to time as payment for services. In all of these cases, the Company applies the principles SFAS 123(R), “Share-Based Payments” (“SFAS 123R”) and EITF 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," to value these awards in connection with financing transactions. These valuations inherently include a number of estimates and assumptions; including stock price volatility factors. In addition to interest expense, the Company records financing and certain offering costs associated with its capital raising efforts in its statements of operations. These include amortization of debt issue costs such as cash, warrants and other securities issued to finders and placement agents; and amortization of debt discount created by in-the-money conversion features on convertible debt accounted for in accordance with EITF Issue 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," and Issue 00-27, "Application of Issue 98-5 to Certain Convertible Instruments," by other securities issued in connection with debt as a result of allocating the proceeds amongst the securities in accordance with Accounting Principles Board ("APB") Opinion No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants", based on their relative fair values. The Company based the estimates and assumptions on the best information available at the time of valuation, however, changes in these estimates and assumptions could have a material effect on the valuation of the underlying instruments.

(p) Concentrations

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

Accounts receivable are customer obligations due under normal trade terms. The Company sells its products to private physicians, hospitals, health clinics, distributors and OEM customers. The Company generally requires signed sales agreements, non-refundable advance payments, although collateral is generally not required, and purchase orders depending upon the type of customer. Letters of credit may also be required in certain circumstances. Some customers seek equipment financing from third party leasing agents, to which the Company is not party to and bears no credit risk. Accounts receivable is stated at the amount billed to the customer less a valuation allowance for doubtful accounts. Senior management reviews accounts receivable on a monthly basis to determine if any receivables could potentially be uncollectible. The Company includes specific accounts receivable balances that are determined to be uncollectible as well as a general reserve based on historical results in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on available information, the Company believes its allowance for doubtful accounts as of December 31, 2006 is adequate. The allowance for doubtful accounts as of December 31, 2006 and 2005 was $169,413, and $102,740, respectively.

No customers accounted for greater than 10% of total revenues or accounts receivable in 2006 or 2005.

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

(q) Accounting for Stock-Based Compensation

The Company maintains stock-based incentive plans, providing stock incentives to employees and directors. The Company grants options to employees and directors to purchase common stock at an option price equal to the market value of the stock at the date of grant. Effective January 1, 2006, the Company accounts for share-based payments in accordance with SFAS 123(R). Prior to the effective date of SFAS 123R, the Company applied APB 25 and related interpretations to stock option grants. APB 25 provides that the compensation expense relative to our stock options is measured based on the intrinsic value of the stock option at date of grant.

DIOMED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006

Under the modified prospective approach, SFAS 123R applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost includes all share-based payments granted prior to, but not yet vested on, January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Compensation cost is recognized as expense over the requisite service period, which is generally the vesting period. Prior periods were not restated to reflect the impact of adopting the new standard.

SFAS 123R requires the presentation of the pro forma information for the comparative period prior to adoption, as if the Company had accounted for all of its employee share-based payments under the fair value method of the original principles of SFAS 123. The following table illustrates the pro forma effect on net loss and net loss per share:

December 31,
2005

Net loss applicable to common stockholders as reported	$(12,888,234)
Less: total stock-based employee compensation expense determined
under the fair value-based method for all awards, net of tax	(1,671,514)

Pro forma net loss	$(14,559,748)

Loss per share:
Basic and diluted - as reported	$(0.67)
Basic and diluted - pro forma	$(0.76)

(r) Research and Development Expenses

The Company charges research and development expenses to operations as incurred.

(s) Income Taxes

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

(t) Other Recent Accounting Pronouncements

In December 2006, the Financial Accounting Standards Board (FASB) issued FASB Staff Position Number 00-19-2, "Accounting for Registration Payment Arrangements" ("FSP EITF 00-19-2"). FSP EITF 00-19-2 addresses an issuer's accounting for registration payment arrangements. FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies.

FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of FSP EITF 00-19-2 (December 21, 2006). For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The Company has evaluated FSP EITF 00-19-2 and does not believe that it will have an impact on its consolidated financial statements, but the Company will evaluate the probability of any contingent payment in each prospective quarter.

DIOMED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN No. 48). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure relative to uncertain tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006, with early adoption encouraged. The Company currently believes the adoption of FIN 48 will not have a material impact on our consolidated financial statements.

In February 2006, the Financial FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—An Amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 permits hybrid financial instruments containing embedded derivative to be measured at fair value at acquisition, or at issuance. SFAS 155 requires that previously recognized financial instrument is subject to a remeasurement (new basis) event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. Change in fair value should be recognized in earnings. SFAS 155 establishes a requirement to evaluate interest in securitized financial assets to determine if they are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. The guidance is effective for all periods beginning after September 15, 2006. The Company does not believe that the adoption of SFAS 155 will have material impact in the consolidated financial statements.

In June 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force on Issue No. 06-3, “How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“EITF 06-3”). EITF 06-3 requires a company to disclose its accounting policy (i.e. gross vs. net basis) relating to the presentation of taxes within the scope of EITF 06-3. Furthermore, for taxes reported on a gross basis, an enterprise should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented. The guidance is effective for all periods beginning after December 15, 2006. The Company does not expect the adoption of this guidance to have a material impact in the consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB 108 requires registrants to quantify misstatements using both an income statement (“rollover”) and balance sheet (“iron curtain”) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in opening accumulated earnings (deficit) as of the beginning of the fiscal year of adoption. SAB 108 is effective for fiscal years ending on or after November 15, 2006, with earlier adoption encouraged. The Company adopted the Bulletin during 2006. The adoption did not have any effect on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has not determined the impact of the adoption of SFAS 157 on the consolidated financial statements.

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

DIOMED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006

The calculation of net loss applicable to common stockholders for the years ended December 31, 2006 and 2005 includes $483,586 and $149,101, respectively, in non-cash preferred stock dividends accreted for future increasing rate dividends and $447,353 and $150,000, respectively, of preferred stock cash dividends earned during the applicable periods related to the September 30, 2005 private placement. Upon completion of the 2006 preferred stock financing, the Company recorded a one-time, non-cash, non-operating beneficial conversion feature charge of $469,938 since the market price of the Company's common stock of $1.20 exceeded the $1.15 effective conversion price of the immediately convertible preferred stock issued on September 29, 2006. As a result of the 2006 preferred stock financing, the Company exchanged the 2005 preferred stock and recorded a one-time, non-cash, non-operating deemed dividend of $2,980,439 based on the difference between the fair value of consideration transferred to the holders of the preferred stock over the carrying amount, net of original issuance costs. During 2005, the Company recorded a one-time, non-cash, non-operating beneficial conversion feature of $1,151,496.

As a result of the losses incurred by the Company for the three and year ended December 31, 2006 and 2005, respectively, all potential common shares were antidilutive and were excluded from the diluted net loss per share calculations. The following table summarizes securities outstanding as of each of the periods, which were not included in the calculation of diluted net loss per share, since their inclusion would be antidilutive.

	December 31,
	2006	2005

Common stock options	2,478,376	1,733,398
Convertible debt (A)	3,227,826	1,620,961
Common stock warrants (B)	6,055,304	5,196,775
Preferred Stock (C)	1,736	3,975,000

(A) On October 25, 2004, in connection with the 2004 Private Placement Equity and Debt financing discussed in Note 13, the Company issued $7,000,000 in convertible notes. During 2005, a total of $3,288,000 including accrued interest of $31,108, of this debt was converted, for which the Company issued a total of 1,449,392 shares of common stock. There were no conversions during 2006. The conversion price of these notes was adjusted down to $1.15 per share in connection with the 2006 Preferred Stock Financing discussed in Note 15, so that the remaining principal balance of $3,712,000 may convert into 3,227,826 shares of common stock.

(B) See note 8(e).

(C) See note 15.

(4) ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
	2006	2005

Payroll and related costs	$553,915	$729,711
Warranty costs	163,549	192,946
Professional fees	1,217,000	1,296,487
Other	220,183	79,679

	$2,154,647	$2,298,823

(5) LINE-OF-CREDIT ARRANGEMENT

Diomed, Ltd., the Company’s United Kingdom-based subsidiary, utilizes an overdraft facility as well as an accounts receivable line of credit with Barclays Bank, limited to the lesser of [(GBP)100,000 or 80%] of eligible accounts receivable. As of December 31, 2006, approximately $196,000 was available under this line as Barclay’s had provided a temporary increase in the overdraft facility. The credit line bears interest at a rate of 2.5% above Barclays’ base rate of 5% at December 31, 2006 and borrowings are due upon collection of receivables from customers. As security for the line of credit, Barclays Bank has a lien on all of the assets of Diomed Ltd., excluding certain intellectual property. As of December 31, 2006 and December 31, 2005, there was $223,491 and $53,924, respectively outstanding under this credit facility.

DIOMED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006

(6) DEBT

a) Private Placement Equity and Debt Financing Entered into on September 28, 2004

On October 25, 2004, the Company completed the Private Placement Equity and Debt Financing entered into on September 28, 2004 and discussed in Note 13. In connection with the financing, the Company issued $7,000,000 in debt which was convertible into common shares at $2.29 per share. The debentures mature on October 25, 2008, or such earlier date as debentures are required or permitted to be repaid, as provided in the debenture, in cash or common stock, subject to the terms and conditions of the debenture. The Company also issued warrants to purchase 1,832,461 shares of common stock to investors who purchased the convertible debt. Accordingly, the Company recorded a debt discount of approximately $2,261,000 in relation to the convertibility feature of the debt and the fair value of the warrants using the Black Scholes option pricing model. The discount is being amortized to non-cash interest expense over the term of the notes, such that the full amount of the discount will be amortized by the earlier of the maturity date of the notes or the conversion of the notes to equity. The net impact on stockholders' equity will be zero when the net loss, including the amortization of the discount, is fully reflected in the accumulated deficit. Accordingly, the notes were originally recorded at net value of $4,738,601 (after the $2,261,399 discount).

During the first quarter of 2005, the holders of $3,288,000 principal amount of debentures elected to convert that amount of debentures (including accrued interest of approximately $31,108) into common stock at $2.29 per share. Accordingly, the Company issued 1,449,392 shares of common stock to these debenture holders, and $3,712,000 principal amount of debentures was outstanding as of December 31, 2005. As a result of this conversion, a portion of the discount was accelerated and amortized to non-cash interest expense in the amount of approximately $985,000 in fiscal 2005.

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

Prior to the transaction, the 2004 debt was convertible into 1,620,961 shares, and after the 2006 preferred stock financing the 2004 debt is convertible into 3,227,826 shares. The resulting incremental intrinsic value from triggering the contingent feature is calculated as the difference of 1,606,865 shares provided to the debt holders due to their anti-dilution rights multiplied by the market price of the common stock on the date of the original debt commitment of $2.26, totaling $3,631,516. This amount was limited to $2,255,843, the carrying amount of the debt on the date of the closing of the 2006 preferred stock, which triggered the additional shares, and was recorded as a debt discount. This will be accreted back to debt over the remaining two years of the 2004 convertible debt through charges against non-cash interest expense in our statements of operations.

The balance of the notes at December 31, 2006 was $1,040,715, net of unamortized debt discount of $2,671,285. The balance of the notes at December 31, 2005 was $2,630,273, net of unamortized debt discount of $1,081,727. In the years ended December 31, 2006 and December 31, 2005, the Company recognized $666,286 and $1,196,849, respectively, in non-cash interest expense pertaining to this amortization of these discounts.

b) Capital Equipment Leases

Leased assets included in property and equipment primarily include manufacturing equipment. Depreciation expense for leased equipment during the years ended December 31, 2006 and 2005 was $2,632 and $1,755, respectively.

DIOMED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006

Future minimum debt payments required under these arrangements at December 31, 2006 are as follows:

	Capital Leases	Debts

2007	$1,170	$-
2008	2,340	3,712,000

Total future minimum lease payments	$3,510	$3,712,000

Less - Amount representing interest	-

Present value of future minimum lease payments	3,510
Less - Current portion of capital lease obligations	1,170

Capital lease obligations, net of current portion	$2,340

(7) INCOME TAXES

No provision for foreign, federal or state income taxes has been recorded, as the Company incurred net operating losses for all periods presented for all jurisdictions in which it operates. The Company has U.S. federal and state net operating loss carryforwards of approximately $46,000,000 at December 31, 2006 to reduce future federal income taxes, if any. These carryforwards expire through 2025 and are subject to review and possible adjustment by the Internal Revenue Service (IRS). The Company also has approximately $20,000,000 of foreign net operating loss carryforwards at December 31, 2006 to reduce future foreign income taxes, if any. These carryforwards do not have an expiration date.

The Tax Reform Act of 1986 contains provisions that may limit the amount of U.S. federal and state net operating loss and credit carryforwards that the Company may utilize in any one year in the event of certain cumulative changes in ownership over a three-year period in excess of 50%, as defined. The Company believes that its equity financing completed on November 25, 2003, its equity and debt financing completed on October 25, 2004, its equity financing completed on September 30, 2005 and its equity financing completed on September 29, 2006 may have triggered a change in ownership which, in turn, may limit the utilization of net operating loss carryforwards in future years.

The approximate tax effects of temporary differences that give rise to significant portions of the Company's deferred tax assets primarily relate to net operating loss carryforwards and amount to approximately $24,787,000 and $20,601,000 as of December 31, 2006 and 2005, respectively. It is the Company's objective to become a profitable enterprise and to realize the benefits of its deferred tax assets. However, in evaluating the realizability of these deferred tax assets, management has considered the Company's short operating history, the volatility of the market in which it competes and the operating losses incurred to date, and believes that, given the significance of this evidence, a full valuation reserve against its deferred tax assets is required as of December 31, 2006 and 2005. The components of the Company's deferred tax assets are approximately as follows:

	December 31,

	2006	2005

Net operating loss carryforwards	$24,336,000	$20,313,000
Other temporary differences	451,000	288,000
Valuation allowance	(24,787,000)	(20,601,000)

Net deferred tax asset	$-	$-

(8) STOCKHOLDERS' EQUITY

(a) Common Stock

On October 25, 2004, the Company completed the private placement equity and debt financing entered into on September 28, 2004 as discussed in Note 13, resulting in net proceeds of approximately $9.8 million. In connection with this financing, the Company issued 2,362,420 shares of common stock and $7,000,000 in convertible debt, along with warrants to purchase up to 3,013,671 shares of common stock at an exercise price of $2.10. During 2005, the holders of $3,288,000 principal amount of debentures elected to convert these debentures (including accrued interest of $31,108) into common stock at $2.29 per share, and accordingly the Company issued 1,449,392 shares of common stock to these debenture holders. Also, during 2005, the holders of 192,811 warrants exercised their warrants at an exercise price of $2.10 per share, and accordingly the Company issued 192,811 shares of common stock and received proceeds of $404,903. At December 31, 2005, the Company had 19,423,728 shares of common stock outstanding.

DIOMED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006

In connection with the 2005 private placement discussed on Note 14, the Company issued 4,000,000 shares of preferred stock. During 2006, the holders of 25,000 shares of preferred stock exchanged their shares for 25,000 shares of common stock. There were no debenture conversions or warrant exercises during 2006. At December 31, 2006, the Company had 19,448,728 shares of common stock outstanding.

(b) Preferred Stock

On September 30, 2005, the Company completed the private placement equity financing as discussed in Note 14, resulting in net proceeds of approximately $9.3 million. In connection with this financing, the Company issued 4,000,000 shares of exchangeable preferred stock along with warrants to purchase up to 1,800,000 shares of common stock at an exercise price of $2.50. Since the preferred stock may become redeemable upon the occurrence of a redemption event that is not solely within its control, the Company recorded the preferred stock outside of permanent equity on its balance sheet at December 31, 2005. Subsequent to year-end 2005, the holders of $25,000 face value of preferred elected to exchange these shares into common stock on a one for one basis, and accordingly the Company issued 25,000 shares of common stock to these holders.

On September 29, 2006, the Company completed the preferred stock financing as discussed in Note 15, resulting in net proceeds of approximately $9.3 million. In connection with this financing, the Company issued 1,735.4347 shares of preferred stock, each share of which has a stated value of $11,500 per share. The Company issued 870.4348 of these shares to investors who purchased these shares for cash at a price of $11,500 per share, and issued 864.9999 shares to investors who tendered all 3,975,000 outstanding shares of preferred stock issued in 2005 in exchange for shares of the 2006 preferred stock, all in accordance with the terms of a Securities Purchase Agreement entered into with the investors in July 2006. As a result, the preferred stock issued in 2005 was cancelled.

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

On December 16, 2005, the Board of Directors of the Company determined to accelerate the vesting of the Company's unvested stock options with exercise prices which were greater than $4.00 per share which were previously awarded to the directors, officers and employees of the Company pursuant to the Company's 2003 Omnibus Incentive Plan, 2001 Stock Option Plan and 1998 Stock Option Plan. The closing price of the Company's common stock on the American Stock Exchange on December 16, 2005 was $1.90. As a result of this acceleration, the Company will recognize no compensation expense for options to acquire approximately 574,000 shares of common stock (representing approximately 3% of the shares of Company's common stock outstanding on December 16, 2005) which would have vested during the fiscal years ended December 31, 2006 and 2007. As a result of these actions, the Company eliminated approximately $1,657,000 of future after-tax compensation expense relating to employee stock options after January 1, 2006.

As of December 31, 2006, 755,756 shares were available for issuance under our 2003 Omnibus Plan, 4,542 shares were available for issuance under our 2001 Plan and 339 shares were available for issuance under our 1998 Plan. A summary of stock option activity is as follows:

DIOMED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006

				Weighted Average
	Range of	Number of	Weighted Average	Remaining
	Exercise Price	Shares	Exercise Price	Contractual Life

Outstanding, December 31, 2004	$2.00 - $205.75	1,076,318	$8.12
Granted	2.03 - 4.30	710,953	4.07
Forfeited	2.85 - 205.75	(53,873)	11.23
Outstanding, December 31, 2005	$2.00 - $205.75	1,733,398	$6.01

Granted	0.87 - 2.70	830,500	2.05
Forfeited	2.02 - 133.75	(85,522)	6.50

Outstanding, December 31, 2006	$0.96 - $205.75	2,478,376	$4.63	7.91

Exercisable December 31, 2005	$2.00 - $205.75	1,623,990	$6.21

Exercisable December 31, 2006	$0.87 - $205.75	1,955,061	$5.32	7.59

The following table summarizes information relating to currently outstanding and exercisable options as of December 31, 2006.

		Outstanding		Exercisable
Exercise Price	Shares	Remaining Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 0.87 - $ 2.15	217,482	8.65	$1.44	99,611	$1.86
2.16 - 2.29	617,369	9.04	2.24	264,840	2.24
2.30 - 4.00	169,250	7.73	3.18	116,335	3.19
4.01 - 4.75	743,931	7.83	4.24	743,931	4.24
4.76 - 5.00	598,800	7.16	5.00	598,800	5.00
5.01 - 11.50	104,091	6.14	8.59	104,091	8.59
11.51 - 49.00	12,256	4.46	31.20	12,256	31.20
49.01 - 87.00	4,700	5.06	51.06	4,700	51.06
87.01 - 164.00	4,113	1.50	114.55	4,113	114.55
164.01 - 205.75	6,384	1.26	174.47	6,384	174.47
TOTAL	2,478,376		$4.63	1,955,061	$5.32

During the year ended December 31, 2006, the Company recorded $571,000 in non-cash charges in accordance with of SFAS 123R. The Company allocated these charges to the departmental expenses of the associated employee such that approximately $336,000 was allocated to general and administrative expenses, $193,000 was allocated to selling and marketing expenses, $27,000 to cost of sales and $15,000 to research and development expenses. As of December 31, 2006, there was approximately $810,000 of total unrecognized compensation cost related to unvested options. That cost is expected to be recognized over a weighted average period of 1.12 years. The Company plans on obtaining shares to be issued upon exercise of stock options through authorized common stock. There have been no stock options exercised during the year ended December 31, 2006 or December 31, 2005.

The weighted-average grant date fair value of options granted in 2006 and 2005 was $1.51 and $2.55, respectively. The weighted-average grant date fair value of options outstanding at December 31, 2006 and 2005 was $3.03 and $3.78, respectively. The weighted-average grant date fair value of options vested at December 31, 2006 and 2005 was $3.44 and $3.92, respectively. The weighted-average grant date fair value of options not vested at December 31, 2006 and 2005 was $1.49 and $1.80, respectively.The intrinsic value of options outstanding and exercisable at December 31, 2006 and 2005 was $0 in both years. The Company used the market price of $0.77 and $2.03 versus the exercise price at December 31, 2006 and 2005, respectively.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the applicable period:

	December 31,
	2006	2005
Risk-free interest rate	3.01 - 4.37%	3.01 - 4.39%
Expected dividend yield	—%	—%
Expected lives (in years)	3.2 - 5.9 years	2 - 5 years
Expected volatility	71.2% - 89.3%	75%

DIOMED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006

Expected volatility is based on a weighted average of the historical daily volatility of the Company's stock and peer company volatility commensurate with the expected life of the option. The average expected life used in 2006 was calculated using the simplified method under Staff Accounting Bulletin No. 107 which averages the contractual term of the option with the vesting term. The risk-free rate is based on the rate of U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of option grants. The Company uses historical data to estimate pre-vesting forfeiture rates of 5%.

(e) Warrants

A summary of warrant activity for the years ended December 31, 2006 and 2005 is as follows:

	Range of Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)
Outstanding, December 31, 2004	$0.025 - $87.50	2,991,263	$2.18	4.82

Granted to 2005 PIPE Holders (i)	2.50	1,600,000	2.50	4.75
Granted to 2004 PIPE Holders (ii)	2.50	200,000	2.50	4.75
Granted to Luminetx (iii)	2.90	600,000	2.90	4.60
Exercised by 2004 PIPE Holders (ii)	2.10	(192,811)	2.10	-
Forfeited	87.50	(400)	87.50	-

Outstanding, December 31, 2005	$0.025 - $2.90	5,196,775	$2.35	4.00

Granted to 2005 PIPE Holders (i)	1.98	472,000	1.98	3.75
Granted to Placement Agent 2003(iv)	1.50 - 1.77	16,528	1.72	1.90
Granted to Placement Agent 2006 (v)	1.15	370,000	1.15	4.75

Outstanding, December 31, 2006	$0.025 - $2.90	6,055,303	$1.63	3.36

Exercisable, December 31, 2005	$0.025 - $2.90	4,896,775	$2.35	4.00

Exercisable, December 31, 2006	$0.025 - $2.90	6,055,303	$1.63	3.36

(i) On September 30, 2005, the Company issued warrants to purchase 1,600,000 shares of common stock, initially with an exercise price of $2.50 per share to investors who purchased preferred stock in the private placement financing and warrants to purchase 200,000 shares of common stock with an exercise price of $2.50 per share to holders of debentures that the Company had issued in October 2004 as an inducement for the waiver of certain negative covenants that were implicated by the September 2005 financing transaction. Pursuant to the antidilution adjustment under the terms of these warrants, as a result of the September 29, 2006 financing transaction, the Company reduced the exercise price of these warrants to $1.98 and increased the number of underlying shares of commons stock from 1,800,000 to 2,272,000. These warrants are exercisable for five years.

(ii) On October 25, 2004, in connection with the equity and debt financing, the Company issued 3,013,671 warrants to investors. These warrants initially had an exercise price of $2.10 per share, and were exercisable for five years. During 2005, a total of 192,811 of these warrants with an exercise price of $2.10 per share were exercised, for which the Company issued a total of 192,811 shares of common stock. Pursuant to the antidilution adjustment under the terms of these warrants, as a result of the September 29, 2006 financing transaction, the Company reduced the exercise price of these outstanding warrants to $1.15.

(iii) On August 5, 2005, the Company issued warrants to purchase 600,000 shares of common stock with an exercise price of $2.90 per share to Luminetx Corporation in connection with a distribution agreement between the Company and Luminetx. No antidilution adjustment to these warrants resulted from the September 29, 2006 financing transaction. These warrants are exercisable for five years.

(iv) On September 3, 2003, in connection with the 2003 equity financing, the Company issued securities to pay the fees of the placement agent that it engaged in April 2003 to assist in obtaining financing. In lieu of paying this fee in cash, the Company issued to the placement agent $495,000 in secured bridge notes plus warrants to purchase up to 1,635,163 shares of common stock. Of these warrants, 701,663 warrants had an exercise price of $0.025 per share, 247,500 warrants had an exercise price of $2.00 per share and 686,000 warrants had an exercise price of $2.50 per share. These warrants are exercisable for five years. Additionally, the warrants issued to the placement agent were subject to an anti-dilution adjustment for future equity investments. This adjustment was triggered on October 25, 2004, and as such the warrants with exercise prices of $2.00 were adjusted to $1.93 and 7,588 additional warrants were issued, and the warrants with exercise prices of $2.50 were adjusted to $2.32 and 48,145 additional warrants were issued. Pursuant to its agreement with Sunrise, on October 25, 2004 the Company also issued warrants to purchase an additional 73,539 shares of common stock, at an exercise price of $2.01 per share because, under the April 2003 agreement with Sunrise, the Company agreed to pay Sunrise commissions for subsequent sales of securities made to participants in the 2003 financing within one year of the termination of that agreement. At December 31, 2005, 139,315 warrants were outstanding.

DIOMED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006

In connection with the 2006 Preferred Stock Financing discussed in Note 15, the anti-dilution adjustment was triggered and the exercise price of certain Sunrise Warrants decreased from $2.32 to $1.77 per share, and the number of shares of common stock issuable upon exercise of these Sunrise Warrants increased from 42,282 to 55,559; the exercise price of certain Sunrise Warrants decreased from $1.93 to $1.50 per share, and the number of shares of common stock issuable upon exercise of these Sunrise Warrants increased from 11,455 to 14,706; and the exercise price of certain Sunrise Warrants decreased from $2.10 to $1.15 per share (no adjustments impacted the remaining Sunrise Warrants). As of December 31, 2006, a total of 1,625,120 of the warrants issued to Sunrise, as adjusted for anti-dilution and commission, had been exercised in prior years, and 155,843 warrants were unexercised and remained outstanding.

(v) On September 29, 2006, the Company issued warrants to purchase 370,000 common shares to designees of its placement agent. The Company agreed to issue these warrants as part of the fees that the placement agent earned in connection with the September 29, 2006 financing transaction. These warrants have an exercise price of $1.15 per share, expire in five years and include a “cashless exercise” feature.

9) VALUATION AND QUALIFYING ACCOUNTS

A summary of the allowance for doubtful accounts is as follows:

	December 31,
	2006	2005

Allowance for doubtful accounts:
Balance, beginning of period	$102,740	$223,105
Provision for doubtful accounts	159,382	3,727
Write-offs	(92,709)	(124,092)

Balance, end of period	$169,413	$102,740

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

DIOMED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006

This table presents revenues by reportable segment:

	December 31,

	2006	2005

Laser systems	$8,331,510	$9,300,736
Fibers, accessories and service	14,050,801	9,748,015

Total	$22,382,311	$19,048,751

The following table represents percentage of revenues by geographic destination:

	December 31,

	2006	2005

United States	76%	76%
Asia/Pacific	9%	12%
Europe	12%	8%
Other	3%	4%

Total	100%	100%

The following table represents long-lived assets by geographic location:
	December 31,

	2006	2005

United States	$5,994,202	$5,930,287
Europe	478,002	339,141

Total	$6,472,204	$6,269,428

Besides the United States, no individual country represents 10% or more of revenues or long-lived assets.

11) COMMITMENTS AND CONTINGENCIES

(a) Leases

The Company leases certain equipment and office facilities under noncancelable operating and capital leases that expire at various dates through 2014. The Company's building lease at its subsidiary in the United Kingdom is a 25-year lease through 2024. However, the Company has an option, at its election, to terminate the lease agreement after 15 years in 2014 and again in 5 more years in 2019. If the Company chooses not to exercise these options, the lease agreement continues for the remaining years through 2024. The Company has elected to sublease a portion of the UK Facility. The Company will receive $109,723 in fiscal year 2007 for sublease rental payments under a non-cancelable sublease agreement at the UK facility. During 2005, the Company renewed the U.S. headquarters lease and expanded the leased space through February 2008. Total rent expense under these operating lease agreements for the years ended December 31, 2006 and 2005 was $556,613, and $540,073, net of sublease income of $128,400 and $127,577, respectively.

Future minimum payments required under these operating leases and related sublease income at December 31, 2006 are as follows:

	Operating	Sublease
	Leases	Income

2007	$707,892	$109,723
2008	611,947	-
2009	592,232	-
2010	592,232	-
2011	592,232	-
Thereafter	1,974,106	-

Total operating leases	$5,070,641	$109,723

(b) Employment Agreement with Certain Officers

Effective December 28, 2003, the Company entered into an employment agreement with James A. Wylie, Jr. the Company's Chief Executive Officer. This agreement superceded the Company's January 10, 2003 employment agreement with Mr. Wylie, and extended his employment by one year from December 31, 2004 until December 31, 2005. The December 28, 2003 employment agreement provides for an annual base salary of $330,000 (commencing January 1, 2004), an award of options to purchase up to 108,000 shares of common stock and certain bonus compensation. Effective February 15, 2005, the terms of Mr. Wylie's employment agreement were modified by (i) extending the term of employment through December 31, 2007 for an annual base salary of $355,000, (ii) providing that in the event of termination by the Company without cause or by Mr. Wylie for good reason, the Company will pay an amount equal to either his base compensation for the remainder of the term or 12 months, whichever is greater and (iii) clarifying that Mr. Wylie will be able to terminate his employment agreement upon not less than 90 days' notice for reasons other than good reason, in which case the Company will not be required to pay severance. Effective January 11, 2006, the terms of Mr. Wylie's employment agreement were modified providing for an annual base salary of $367,425 (commencing January 1, 2006) and an award of options to purchase up to 50,000 shares of common stock, and extending his employment through December 31, 2008.

David Swank became a director in March 2003 and served on the Audit Committee of the Company's Board of Directors from that time until September 1, 2003, when the Company appointed Mr. Swank as chief financial officer on a consulting basis. The Company's agreement with Mr. Swank provided for six month renewable terms, commencing September 3, 2003. As of December 31, 2005, Mr. Swank's monthly base compensation was $17,917. Effective February 15, 2005, the Company amended its agreement with Mr. Swank by (i) extending the term of employment through December 31, 2005, and (ii) providing Mr. Swank with severance pay in the event of termination without cause, equal to the greater of Mr. Swank's current compensation for the 12 months or for the balance of the then-current term of his agreement, subject to compliance with certain non-competition and non-solicitation obligations. In accordance with this agreement, Mr. Swank's employment was automatically extended for the term ending December 31, 2006, at $18,750 per month. Subsequent to year end 2006, Mr. Swank’s employment was automatically renewed for the term ending December 31, 2007 at $19,875 per month.

Bill Allan became general manger of Diomed, Ltd., the Company's wholly-owned subsidiary in the U.K., in November 2006. As of December 31, 2006, Mr. Allan’s annual base salary was BPS 105,000. The terms of Mr. Allan’s employment include severance pay in the event of termination without cause, equal to 12 months base salary, subject to compliance with certain non-competition and non-solicitation obligations

John Welch became vice president, North American marketing, in October 2002. As of December 31, 2006, Mr. Welch's annual base salary was $184,000. Effective February 15, 2005, the Company amended the terms of Mr. Welch's employment by providing Mr. Welch with severance pay in the event of termination without cause, equal to 12 months base salary, subject to compliance with certain non-competition and non-solicitation obligations.

Christopher Geberth became vice president, finance in April 2004. As of December 31, 2006, Mr. Geberth's annual base salary was $143,000. Effective February 15, 2005, the Company amended the terms of Mr. Geberth's employment by providing Mr. Geberth with severance pay in the event of termination without cause, equal to 12 months base salary, subject to compliance with certain non-competition and non-solicitation obligations.

Cary Paulette became vice president, North American sales, in December 2004. As of December 31, 2006, Mr. Paulette's annual base salary was $186,000. Effective February 15, 2005, the Company amended the terms of Mr. Paulette's employment by providing Mr. Paulette with severance pay in the event of termination without cause, equal to 12 months base salary, subject to compliance with certain non-competition and non-solicitation obligations.

DIOMED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006

Acting at the direction of the Board’s Compensation Committee, on February 2, 2007, the Company entered into Change in Control Severance Agreements with the following executive officers: James Wylie, David Swank, Cary Paulette, John Welch, Christopher Geberth, and William Allan. The following summarizes the material terms of the Change in Control Severance Agreements between the Company and each of the executive officers named above:

Term of Change in Control Agreement: Each agreement has a term of two years, commencing February 2, 2007. If a change in control occurs prior to that date, each agreement shall survive until the Company has complied with all of its obligations under the agreement. A “change in control” means the sale of all or substantially all of the Company’s assets, a merger, consolidation or other business combination of the Company, the direct or indirect acquisition of a majority of the Company’s capital stock, a contested election of directors resulting in a change in the majority of the Board or a dissolution or liquidation of the Company.

Accelerated Vesting. If a change in control occurs, any stock options or other equity incentive awards that are held by the executive officers named above and that have not fully vested prior to that date shall automatically fully vest upon the consummation of the change in control.

(c) Purchase Commitments

On August 5, 2005, the Company entered into a distribution agreement with Luminetx, pursuant to which Luminetx appointed the Company as a distributor and granted the Company the exclusive right to distribute and sell the Luminetx patented biomedical imaging system known as the VeinViewer(TM) Imaging System to physicians who perform sclerotherapy, phlebectomies or varicose vein treatments, initially in the United States and the United Kingdom, with additional territories to be negotiated as VeinViewer(TM) receives regulatory clearance in other countries, on terms to be agreed. Luminetx agreed to supply the Company with a certain minimum number of VeinViewer(TM) systems for distribution by the Company at specified prices during the term of the distribution agreement, initially three years. If the Company fails to purchase the annual target number of VeinViewer(TM) systems prior to the third anniversary of the initial delivery date for any reason, except Lumintex’ rejection of the order or inability to fulfill the order, then, upon written notice by Luminetx, the distribution agreement may become non-exclusive.

(d) Litigation

VNUS TECHNOLOGIES LITIGATION

On July 21, 2005, a lawsuit was filed against us in the United States District Court for the Northern District of California by VNUS Medical Technologies, Inc., alleging infringement of U.S. patents Nos. 6,258,084, 6,638,273, 6,752,803, and 6,769,433. The complaint was served on us on July 27, 2005. On September 15, 2005, the Companyh filed an answer denying the allegations of infringement, and counterclaiming against VNUS for a declaration that none of the patents are infringed and that they are all invalid.

On October 12, 2005, VNUS served an amended complaint adding two additional parties, AngioDynamics, Inc. and Vascular Solutions, Inc., as defendants. On October 31, 2005, the Company filed an answer to the First Amended Complaint, again denying the allegations of infringement, and counterclaiming against VNUS for a declaration that none of the patents are infringed, that they are all invalid and that two of VNUS' patents are unenforceable for inequitable conduct. The Company is now proceeding with the discovery phase of this litigation, which is scheduled to continue through mid-2007, with a preliminary trial date in October 2007. The Court held a claim construction tutorial and a hearing on claim construction issues on October 30, 2006 and issued a ruling on claims construction on November 20, 2006. The Company intends to continue to defend against the allegations against us in this case.

'777 PATENT LITIGATION

On January 6, 2004, the Company filed a lawsuit in the United States District Court for the District of Massachusetts against AngioDynamics, Inc. seeking injunctive relief and damages for infringement of our U.S. Patent Number 6,398,777 (the "'777 patent") covering the endovascular laser treatment of varicose veins which the Company uses in its EVLT(R) product line, the exclusive rights to which the Company acquired on September 3, 2003. AngioDynamics generally denied the Company’s allegations and sought a declaratory judgment of invalidity of the '777 patent. AngioDynamics also added certain counterclaims against the Company, including antitrust violations, patent misuse and other allegations, all arising from our obtaining and seeking to enforce the '777 patent. The court bifurcated the case, so that those counterclaims will not be litigated until the Company resolves its patent infringement claims against AngioDynamics.

On March 4, 2004, the Company filed a second lawsuit against Vascular Solutions in the United States District Court for the District of Massachusetts seeking injunctive relief and damages for infringement of the '777 patent. On April 28, 2004, Vascular Solutions answered the complaint and filed a counterclaim for declaratory judgment that the '777 patent is invalid and not infringed. Vascular Solutions amended its answer and counterclaims to further allege patent unenforceability. In addition, Vascular Solutions moved to bifurcate the damages and willful infringement aspects of this case. The Company opposed this motion and on June 28, 2005 the court denied Vascular Solutions' motion. At the parties' joint request, however, the Company’s patent cases involving AngioDynamics and Vascular Solutions were consolidated by the court for pretrial purposes. The Company subsequently completed the discovery phase of the litigation.

DIOMED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006

On April 12, 2005, the Court issued a claim construction ruling, which interpreted certain claim language in the '777 patent. The Company believes that the evidence developed to date in the course of these lawsuits, if admitted and fully credited, will show that AngioDynamics and Vascular Solutions are infringing our patent as it has been interpreted by the Court.

On December 21, 2005, the Company moved for summary judgment that the `777 patent is valid, enforceable, and infringed by both Vascular Solutions and AngioDynamics. On the same date, AngioDynamics and Vascular Solutions moved for summary judgment of noninfringement. The Court initially scheduled a hearing on the parties' respective motions, but that hearing date was cancelled when the judge originally assigned to the case (Judge Richard Stearns) recused himself due to his having consulted one of Diomed's expert witnesses for a personal medical condition. The cases were reassigned to another Judge in the same District (Nathaniel Gorton).

On August 20, 2006, Judge Gorton issued a favorable ruling on the summary judgment motions. In particular, Judge Gorton rejected all of the various challenges raised by the defendants to the validity or enforceability of our '777 patent, and granted us summary judgment of validity and enforceability of the patent. Judge Gorton further denied all parties' cross-motions for summary judgment on infringement, as a result of which the case will proceed to trial as the Company had expected. A trial date has been set for March 12, 2007.

If the Company does not prevail in the infringement actions and is not able to exclude third parties from using the Company's EVLT(R) technology, the EVLT(R) patent may be determined to be impaired and the Company's EVLT(R) revenue stream may be adversely affected.

On April 2, 2004, the Company filed a lawsuit in the United States District Court for the District of Massachusetts against Total Vein Solutions, LLC, seeking injunctive relief and damages for infringement of the '777 patent. Total Vein Solutions answered the complaint, generally denying our allegations and counterclaiming for declaratory judgment of non-infringement and invalidity of the EVLT(R) patent. The Company is in the discovery phase of this litigation. For the same reasons discussed above, this case has also been reassigned from Judge Stearns to Judge Gorton.

On October 14, 2004, the Company filed a lawsuit in the United States Federal District Court for the District of Massachusetts against New Star Lasers, Inc., d/b/a Cooltouch, Inc., seeking injunctive relief and damages for infringement of the '777. CoolTouch answered the complaint, generally denying our allegations and counterclaiming for declaratory judgment of non-infringement and invalidity of the '777 patent. The Company is now proceeding with the discovery phase of this litigation. For the same reasons discussed above, this case has also been reassigned from Judge Stearns to Judge Gorton.

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

DIOMED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006

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

In the second transaction, the Company licensed, on an exclusive basis, the EVLT(R) patent from Endolaser Associates, LLC, the assignee of interest in the EVLT(R) patent from the other four named inventors. This transaction, under a license agreement between the Company and Endolaser Associates, was entered into on July 11, 2003, after the satisfaction of certain conditions precedent to the license agreement. On September 3, 2003, the Company paid Endolaser Associates $1,500,000 in cash in exchange for the exclusive license granted by Endolaser Associates. The Company was required to make additional payments totaling $2,500,000 in 10 quarterly installments of $250,000 each, commencing in the fourth quarter of 2003, and accordingly the Company recorded a liability in the amount of $2,500,000 net of a $254,000 discount to reflect imputed interest based on an interest rate of 8%. The discount was amortized to general interest expense over the period of the technology payable. In January 2006, the Company paid the last of the $250,000 payments. The Company also agreed with Endolaser Associates to pay variable royalties based on sales of EVLT(R) products. In 2003, the Company recorded an intangible technology asset in the amount of $4,702,000 to record the acquisition of the EVLT Patent. The intangible asset is being amortized over the remaining 16-year life of the EVLT Patent.

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

The following summarizes the principal terms of the transaction:

Variable Rate Convertible Debentures

The Company issued an aggregate of $7,000,000 principal amount of convertible debentures at par. The debentures mature on October 25, 2008, or such as earlier date as the debentures are required or permitted to be repaid as provided in the debenture, in cash or common stock, subject to the terms and conditions of the debenture. The convertible debentures bear interest (payable quarterly in arrears on March 31, June 30, September 30 and December 31) at a variable rate of 400 basis points over six-month LIBOR, or 9.3% at December 31, 2006, and mature four years from the date of issuance.

The debentures are convertible at any time at the option of the holder into the Company's common stock. The original conversion price was $2.29 per share, which was 120% of the $1.91 per share closing price of the common stock on the American Stock Exchange on the trading day prior to the date that the Company and the investors signed the definitive purchase agreements. The conversion price is subject to certain adjustments. The Company obtained stockholder approval to eliminate the minimum conversion price at its 2005 annual meeting, and accordingly, there is no longer a minimum conversion price in the event of an adjustment to the conversion price due to a dilutive issuance. The holder's right to convert the debentures is limited to the extent that such conversion will not result in the debenture holder's owning more than 4.99% of the shares of common stock outstanding immediately after giving effect to the conversion.

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
DECEMBER 31, 2006

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

Warrants to Purchase Common Stock

In connection with the October 2004 private placement, the Company issued warrants to purchase up to 1,832,461 shares of common stock to the investors who purchased convertible debentures and warrants to purchase up to 1,181,210 additional shares of common stock to the investors who purchased common stock. The warrants are exercisable for five years from the date of issuance at an exercise price of $2.10 per share, before the anti-dilution adjustment triggered by the 2006 preferred stock financing discussed in Note 15, which is 110% of the $1.91 per share closing price of the common stock on the American Stock Exchange on the trading day prior to the date that the Company and the investors signed the definitive purchase agreements. The exercise price is subject to certain adjustments, including future sales of securities below the exercise price.

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

During the first quarter of 2005, the holders of $3,288,000 principal amount of debentures elected to convert that amount of debentures (including accrued interest of approximately $31,108) into common stock at $2.29 per share. Accordingly, we issued 1,449,392 shares of common stock to these debenture holders, and $3,712,000 principal amount of debentures was outstanding as of December 31, 2005. As a result of this conversion, a proportion of the discount was accelerated and amortized to non-cash interest expense in the amount of $985,000. In the year ended December 31, 2005, $1,196,849 was recognized in non-cash interest expense pertaining to this amortization of the discount.

DIOMED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006

As discussed in Note 14, on September 30, 2005, the Company issued warrants to purchase up to 200,000 shares of common stock to the three holders of these convertible debentures, as an inducement to, and in consideration for, the debenture holders' waiver of certain negative covenants that would have been violated by the September 30, 2005 financing had the debenture holders not waived those covenants. These warrants were valued using the Black-Scholes model. As a result, the Company recorded an additional debt discount to the September 28, 2004 convertible debentures of $256,969, which will be amortized to non-cash interest expense over the remaining term of the convertible debentures which mature in October 2008, unless previously converted or redeemed. The balance of the debentures at December 31, 2005 was $2,630,273, net of unamortized debt discount of $1,081,727.

In connection with the financing, the Company incurred approximately $1,100,000 in commissions, legal, accounting and registration fees. These costs were allocated between the debt and equity components of the transaction. Accordingly, $730,000 allocated to the debt portion was capitalized and is being amortized to interest expense over the life of the notes, such that the full amount of the costs will be amortized by the earlier of the maturity date of the notes, or by the month the notes are converted to equity. Additionally, $300,000 was allocated to the equity component and offset in equity against the proceeds received from the financing. As a result of the conversion of notes during the 2005, $308,000 in deferred financing costs were accelerated and amortized to non-cash interest expense. For the year ended December 31, 2006 and 2005, approximately $97,000 and $426,000, respectively, were recognized in non-cash interest expense pertaining to these costs.

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

Impact of 2006 Preferred Stock Financing on October 25, 2004 Financing

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

Prior to the transaction, the 2004 debt was convertible into 1,620,961 shares, and after the 2006 preferred stock financing the 2004 debt is convertible into 3,227,826 shares. The resulting incremental intrinsic value from triggering the contingent feature is calculated as the difference of 1,606,865 shares provided to the debt holders due to their anti-dilution rights multiplied by the market price of the common stock on the date of the original debt commitment of $2.26, totaling $3,631,516. This amount was limited to $2,255,843, the carrying amount of the debt on the date of the closing of the 2006 preferred stock, which triggered the additional shares, and was recorded as a debt discount. This will be accreted back to debt over the remaining two years of the 2004 convertible debt through charges against non-cash interest expense in our statements of operations. The balance of the debentures at December 31, 2006 was $1,040,715 net of unamortized debt discount of $2,671,285.

The exercise price of warrants originally issued to the 2004 debt holders was adjusted so that the exercise price decreased to $1.15 in accordance with the original contingent antidilution terms of those 2004 warrants.

DIOMED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006

14) SEPTEMBER 30, 2005 PRIVATE PLACEMENT FINANCING

On September 30, 2005 the Company completed a private placement which resulted in gross proceeds of $10 million from accredited investors. In connection with this private placement, the Company sold 4,000,000 shares of preferred stock at a price of $2.50 per share and issued warrants to purchase up to 1,800,000 shares of common stock. The warrants have a term of five years and an exercise of $2.50 per share before anti-dilution adjustment triggered by the 2006 preferred stock financing discussed in Note 15. The investors may exchange shares of preferred stock for shares of common stock. Each share of preferred stock may be exchanged for that number of shares of common stock that equals the issue price of the preferred stock ($2.50) divided by an exchange rate, initially set at $2.50 and subject to reduction in the case of dilutive issuances. During 2006, $25,000 preferred shares were exchanged for 25,000 shares of common stock.

The antidilution adjustment provides that if the Company sells common stock (or the right to acquire common stock) for a price lower than the then-current exchange rate, the exchange rate will be reduced, first to the $2.17 floor price, then to the price determined by a weighted average formula set forth in the exchange agreement.

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
DECEMBER 31, 2006

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

The warrants are exercisable for five years from the date of listing of the underlying shares of common stock with the American Stock Exchange (which occurred on January 6, 2006) at an exercise price of $2.50 per share, subject to reduction in the case of dilutive issuances. The antidilution adjustment provides that if the Company sells common stock (or the rights to acquire common stock) for a price lower than the then-current exercise price, the exercise price will be reduced to the amount paid for the shares of common stock the Company issued at such lower price, first to the floor price, then to the weighted average price of the securities issued after giving effect to the dilutive issuance. If the exercise price of the warrants is so adjusted, then there will concurrently be an adjustment to the number of shares for which the warrant will be exercisable, by dividing the product of the former exercise price multiplied by the number of shares underlying the warrant by the adjusted exercise price.

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
DECEMBER 31, 2006

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

Because the liquidated damages under the Registration Rights Agreement have no contractual maximum, the Company determined that the liquidated damages were onerous and thus, could result in net-cash settlement of the transaction in accordance with EITF 00-19. The Company valued the 1,600,000 warrants using the Black-Scholes model and resulting in a fair value of $2,055,748, which was recorded as a warrant liability in accordance with EITF 00-19. Because the warrants were classified as a liability, any changes in fair value were recorded as non-cash gain or loss on the fair value of the warrant liability in the subsequent Statements of Operations until the warrants are exercised, terminated or expired. The warrants were reclassified to permanent equity upon the closing of the 2006 preferred stock financing. For the years ended December 31, 2006 and December 31, 2005, the Company recorded a non-cash gain of $157,535 and $971,442, respectively, to revalue the warrants to fair value.

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

Impact of 2006 Preferred Stock Financing on September 30, 2005 Financing

As a result of the 2006 preferred stock financing the Company exchanged the 2005 preferred stock for new 2006 preferred stock. As illustrated in EITF Topic D-42: The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock, the 2005 preferred stockholders received additional value as the exchange price was adjusted down below the original effective exchange price. The Company compared the excess of the fair value of the consideration transferred to the holders of the 2005 preferred stock over the carrying amount of the 2005 preferred stock in our balance sheet to approximate the return to the 2005 preferred stockholder. For the purposes of calculating the excess of (1) the fair value of the consideration transferred to the holders of the 2005 preferred stock over (2) the carrying amount of the 2005 preferred stock in our balance sheet was reduced by the carrying amount of the 2005 preferred stock by the issuance costs of the 2005 preferred stock.

DIOMED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006

Accordingly, since the product of; the value of $1.20 per share on the day of closing; and the 864.999 shares of 2006 preferred stock that could be exchanged for common stock at the ratio of 1 for 10,000 common shares was $10,379,988; and the carrying value of $8,248,993 less the issuance costs of $849,444 represented $7,399,549; the Company recorded the residual fair value of $2,980,439 as an increase to preferred stock and a decrease to additional paid-in capital. The Company also recorded the $2,980,439 as a deemed dividend on the exchange of the 2005 preferred stock in the calculation of basic and diluted earnings per share. The Company reclassified the 2005 preferred stock fair value of $11,229,432 to permanent equity as a result of the exchange and included it within the 2006 preferred stock on the balance sheet in accordance with Topic D-98. Concurrently, the 3,975,000 shares of preferred stock issued in 2005 were no longer outstanding.

As a result of the exchange and the corresponding implementation of a liquidated damages cap in an amount that represents a reasonable percentage discount of the fair value of an unregistered share versus a registered share, the warrants are no longer required to be accounted for as a liability under EITF 00-19. Therefore, the warrant liability on the balance sheet was marked to market one final time at September 29, 2006 to $926,771, through a charge to the statement of operations in the amount of $68,995, and then reclassified to additional paid-in capital.

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

(15) PRIVATE PLACEMENT EQUITY FINANCING COMPLETED SEPTEMBER 29, 2006

Description of the 2006 Preferred Stock

On September 29, 2006, the Company issued 1,735.4347 shares of preferred stock, each share of which has a stated value of $11,500 per share. The Company received gross proceeds of $10,010,000 and incurred $1,049,000 in financing costs resulting in net proceeds of $8,961,000 which will be used for general working capital purposes. The Company issued 870.4348 of these shares to investors who purchased these shares for cash at a price of $11,500 per share, and issued 864.9999 shares to investors who tendered all 3.975 million outstanding shares of preferred stock issued in 2005 in exchange for shares of the 2006 preferred stock, all in accordance with the terms of a Securities Purchase Agreement entered into with the investors in July 2006.

Exchange Provisions. At an investor's option, each share of the 2006 preferred stock may be exchanged for shares of the common stock. Subject to applicable limitations on ownership (described below), each share of the 2006 preferred stock is exchangeable for the number of shares of the common stock equal to $11,500 divided by the exchange rate. The exchange rate initially is $1.15 and is subject to certain adjustments, including reduction if the Company makes certain dilutive issuances of equity securities in the future. The antidilution adjustment provides that if the Company sells shares of the common stock (or the rights to acquire the common stock) for a price lower than the then-current exchange rate, the exchange rate will be reduced to the weighted average price of the common stock issued after giving effect to the dilutive issuance.

The Company also has the right to require the investors to exchange their shares of the 2006 preferred stock if the trading price of the common stock achieves and remains at a price level of $2.875 per share and certain other conditions are satisfied. Upon a change of control (as defined), shares of the preferred stock will automatically be exchanged for the right to receive either (1) the liquidation preference of the 2006 preferred stock of $13,800 per share or (2) the consideration which would have become payable in the change of control transaction to the holders of the preferred stock in respect of the shares of common stock underlying the preferred stock, whichever is greater. For purposes of the preferred stock, a "change of control" is defined to include only (i) the sale by the Company of all or substantially all of its assets or (ii) a merger, consolidation or other business combination where either (1) the Company is not the surviving entity or (2) either the holders of the Company’s capital stock immediately prior to the transaction have 50% or less of the voting rights of the surviving entity or own 50% or less of the outstanding voting securities of the surviving entity immediately following the transaction or the board of directors immediately prior to the transaction comprise 50% or less of the board of directors of the surviving entity. A change in ownership of the Company’s outstanding capital stock is excluded from the definition of "change in control."

DIOMED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006

Redemption. The investors do not have the right to require the Company to redeem their shares of the 2006 preferred stock. The Company, however, has the right to redeem the 2006 preferred stock after the fifth anniversary of the completion of the financing transaction at a price equal to 120% of the issue price, or $13,800 per share.

Dividends. Dividends do not accrue on the 2006 preferred stock unless and until the Company completes a transaction in the future that reduces the effective conversion price of outstanding convertible debentures below the conversion price in effect upon the completion of the financing transaction ($1.15), as a result of the operation of the antidilution rights of the holders of the debentures, but only if at the time of the future transaction the reduction in conversion price affects debentures having an aggregate principal amount of at least $1,000,000. Thereafter, dividends will accrue on the issued and outstanding shares of the 2006 preferred stock at the rate of 15% per annum and will be payable quarterly in arrears.

Voting Rights. The holders of 2006 preferred stock will be entitled to vote on all matters submitted to a vote of stockholders, together with the holders of common stock, voting as a single class. The holders of 2006 preferred stock will vote their shares on the basis of the number of shares of common stock into which the 2006 preferred stock is then exchangeable (subject to the applicable limitations on ownership described below). If, under the Delaware General Corporation Law, the holders of 2006 preferred stock are required to approve any action by separately voting as a class, the vote of the holders of at least 65% of the outstanding shares of the 2006 preferred stock will be required to approve such action.

Liquidation. The 2006 preferred stock shall be preferred over and senior to the common stock and any other class or series of capital stock created by the Company. Upon the occurrence of any event causing our liquidation or any change of control transaction (as defined) by the Company, the holders of then-outstanding shares of preferred stock will be entitled to receive, from the proceeds of such event or transaction, before any distribution is made to any other class or series of capital stock, an amount equal to the greater of (i) $13,800 per share of the preferred stock or (ii) such amount per share of the preferred stock as would have been payable had each share been exchanged into common stock immediately prior to the event or transaction. At December 31, 2006, the liquidation value of the outstanding preferred stock was $23,948,998. If there are sufficient proceeds from the liquidation or change of control transaction (as defined) remaining after the distribution to the holders of the preferred stock, the remaining proceeds will be distributed ratably among the holders of the common stock.

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

Registration Rights: The Company was required to file the registration statement within 45 days of the closing of the financing transaction, which it did, and to use its best efforts to cause the registration statement to be declared as soon as practicable, but no more than 120 days of the closing of the financing transaction. The SEC declared the registration statement effective on February 1, 2007. The Company agreed to pay liquidated damages to the investors if it did not file the registration statement within 45 days of the closing date of the financing transaction, if the registration statement was not declared effective within 120 days of the closing date, is not continually effective for any period that exceeds 20 consecutive days or 30 aggregate days during any 12-month period or if the common stock does not remain listed on an applicable stock exchange after the effective date of the registration statement. If any of the foregoing occurs, the Company may be required to pay each investor liquidated damages for the period from the date on which such event occurs until the event is cured, at a monthly rate equal to 3% of the original issue price of the 2006 preferred stock, prorated for partial months based on the number of days in the month. The liquidated damages are subject to an aggregate cap of 25% of the issue price paid by the investors for the shares of the 2006 preferred stock (inclusive of any other liquidated damages payable by us in respect of the preferred stock). Subsequent to the transaction the FASB issued FSP EITF 00-19-2, which clarifies the accounting for penalty provisions. In accordance with FSP EITF 00-19-2, if the transfer of consideration under a registration payment arrangement is probable and can be reasonably estimated at inception, the contingent liability under the registration payment arrangement shall be included in the allocation of proceeds from the related financing transaction using the measurement guidance in Statement 5. At the time of the closing of transaction, the Company concluded that there was no probability of triggering the liquidated damages (or registration arrangement penalties). The Company based this conclusion on successfully completing three registration statements within the past three years and complying with all terms of those registration agreements.

Liquidated Damages. The Company may be required to pay liquidated damages to the investors if it fails to timely comply with an investor's request to exchange shares of the 2006 preferred stock for shares of the common stock or if the Company does not timely remove restrictive legends from certificates representing shares of the common stock when requested by the investor and permitted by applicable law. The liquidated damages are payable in the amount of 1% per day of the issue price of the shares of the 2006 preferred stock subject to the investor's request and are subject to an aggregate cap of 25% of the issue price paid by the Investor for the 2006 preferred stock (inclusive of any other liquidated damages payable by we in respect of the 2006 preferred stock).

DIOMED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006

If the Company fails to timely issue shares of the common stock upon exchange or remove legends from shares of the common stock when requested by investors and permitted by applicable law and the investor purchases other shares of common stock to settle the sale of shares of common stock that were intended to be settled by shares of common stock issuable upon exchange of the unlegended shares, then the Company may also be required to pay to the investors the difference between the proceeds of sale of the shares of the common stock sold and the price paid for the other shares of the common stock purchased for settlement purposes In accordance with EITF Number 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments," (EITF 00-27), the Company compared the amount allocated to the 2006 preferred stock of $10,010,000 to the fair value of the common stock that would be received upon conversion to determine if a beneficial conversion feature existed. The Company determined that a beneficial conversion feature of $469,938 existed and, in accordance with EITF 00-27, amortized that amount immediately to the value of the preferred stock, as the preferred stock is immediately convertible. In accordance with EITF 98-5, this adjustment of $469,938 is analogous to a dividend and recognized as a return to the shareholders and has been included in the beneficial conversion feature of 2006 preferred stock in our calculation of net loss applicable to common stockholders and basic and diluted net loss per share. The Company recorded the 2006 preferred stock to permanent equity in accordance with the terms of EITF Abstracts - Appendix D - Topic D-98: Classification and Measurement of Redeemable Securities ("Topic D-98").

The Company also issued 370,000 placement fee warrants to Musket Research Associates, Inc. ("MRA") and a total of $610,600 in consideration of services to both MRA and Roth Capital Partners. The placement fee warrants are exercisable for five years from the date of listing with the AMEX at an exercise price of $1.15 per share, subject to reduction in the case of dilutive issuances.

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

"VWAP" means, for any security as of any date, the price determined by the first of the following clauses that applies: (a) if the common stock is then listed or quoted on a Trading Market, the daily volume weighted average price of the common stock for such date on the Trading Market on which the common stock is then listed or quoted as reported by Bloomberg Financial L.P. (based on a Trading Day from 9:30 a.m. Eastern Time to 4:02 p.m. Eastern Time); (b) if the common stock is not then listed or quoted on a Trading Market and if prices for the common stock are then quoted on the OTC Bulletin Board, the volume weighted average price of the common stock for such date on the OTC Bulletin Board; (c) if the common stock is not then listed or quoted on the OTC Bulletin Board and if prices for the common stock are then reported in the "Pink Sheets" published by the National Quotation Bureau Incorporated (or a similar organization or agency succeeding to its functions of reporting prices), the most recent bid price per share of the common stock so reported; or (d) in all other cases, the fair market value of a share of common stock as determined by an independent appraiser selected in good faith by the holders of the preferred stock and reasonably acceptable to the Corporation, where "Trading Day" means a day on which the common stock is traded on a Trading Market, and "Trading Market" means the following markets or exchanges on which the common stock is listed or quoted for trading on the date in question: the Nasdaq SmallCap Market, the American Stock Exchange, the New York Stock Exchange or the Nasdaq National Market.

(16) DISTRIBUTION AGREEMENT WITH LUMINETX CORPORATION

DIOMED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006

On August 5, 2005, the Company entered into a distribution agreement with Luminetx Corporation ("Luminetx"), pursuant to which Luminetx appointed Diomed as a distributor and granted Diomed an exclusive right to distribute and sell Luminetx' patented biomedical imaging system known as the VeinViewer(TM) Imaging System. The agreement is for an initial term of three years following the initial date that Luminetx delivers the VeinViewer(TM) product to Diomed, which occurred in the second quarter of 2006. The agreement includes those physicians who perform sclerotherapy, phlebectomies or varicose vein treatments, initially in the United States and the United Kingdom, with additional territories to be negotiated as VeinViewer(TM) receives regulatory clearance in other countries, on terms to be agreed.

Under the original terms of the agreement, the Company agreed to loan Luminetx $1,000,000. The Company loaned $500,000 to Luminetx on August 5, 2005 and invested the remaining $500,000 in Luminetx when it delivered to the Company a minimum number of VeinViewer(TM) systems, as specified in the distribution agreement. The Company converted the $500,000 loan for 250,000 shares of Luminetx preferred stock, convertible into common stock on a share-for-share basis, and warrants to purchase 50,000 shares of Luminetx common stock at $2.00 per share, exercisable for five years, as part of an $11 million private placement financing that Luminetx announced on November 4, 2005. The Company invested the remaining $500,000 of the loan commitment to Luminetx for preferred stock and warrants on the same terms when Luminetx delivered to the Company a minimum number of Vein Viewer (TM) Systems, as specified in the distribution agreement.

The Company also issued warrants to purchase up to 600,000 shares of our common stock. The warrants have an exercise price of $2.90 per share and cease to be exercisable on the earlier of five years from full vesting, August 5, 2011 or the date of termination of the Distribution Agreement, whichever occurs first. 50% of the warrants were exercisable upon execution of the distribution agreement and the remainder became exercisable on August 5, 2006 when Luminetx had both (A) produced at least 100 units of the system and (B) Diomed had accepted delivery of at least 25 units of the system.

In accordance with Emerging Issues Task Force Number 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," the fair value of the exercisable warrants for the distribution rights of $332,630 is being amortized over the 3 year period of the distribution agreement commencing on the date that distribution agreement was executed, August 5, 2005. The fair value of $137,403 for the remaining warrants for 300,000 shares of common stock were valued when they became exercisable on August 5, 2006 concurrent with meeting the obligations of the Agreement. This amount is being amortized over the remaining period of the distribution agreement. The Company determined the fair value of the warrants using the Black-Scholes model.

(17) SUBSEQUENT EVENTS

Subsequent to year-end 2006, the holders of 408.7 shares of preferred stock purchased in the September 29, 2006 private placement equity financing elected to exchange these shares into common stock on a one-for-10,000 basis, and accordingly the Company issued 4,087,000 shares of common stock to these holders.