Form 10QSB
period 2007-03-31
DIOMED HOLDINGS INC
filed 2007-05-15
CIK 1074874

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

          |X| QUARTERLY REPORT PURSUANT -TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

AS OF MAY 11, 2007, THERE WERE 29,847,031 SHARES OF COMMON STOCK, PAR VALUE $0.001, OUTSTANDING.

DIOMED HOLDINGS, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-QSB
FOR THE THREE MONTHS ENDED MARCH 31, 2007

TABLE OF CONTENTS

Item                                                                      Page
Number                                                                    Number
------                                                                    ------
        Part I - Financial Information

  1     Condensed Consolidated Balance Sheets -                            F-1
        March 31, 2007 (unaudited) and December 31, 2006

        Unaudited Consolidated Statements of Operations -                  F-2
        Three Months Ended March 31, 2007 and 2006

        Unaudited Consolidated Statements of Cash Flows -                  F-3
        Three Months Ended March 31, 2007 and 2006

        Notes to Consolidated Financial Statements                         F-4

  2     Management's Discussion and Analysis or Plan of Operation            1

  3     Controls and Procedures                                              6

        Part II - Other Information                                          7

  1     Legal Proceedings                                                    7

  6     Exhibits                                                             9

        Signatures                                                           9

                              Diomed Holdings, Inc.
                      Condensed Consolidated Balance Sheets
             As of March 31, 2007 (unaudited) and December 31, 2006


                                                                 March 31,     December 31,
                                                                    2007           2006
                                                               -------------   ------------
 Assets
 Current assets:
   Cash and cash equivalents                                    $ 6,813,219     $ 7,306,578
   Short term investments                                           499,670       2,626,880
   Accounts receivable, net                                       2,926,972       3,144,056
   Inventories                                                    4,650,959       4,021,217
   Prepaid expenses and other current assets                        578,527         268,343
                                                                -----------     -----------
     Total current assets                                        15,469,347      17,367,074

 Property, plant and equipment, net                               1,183,806       1,260,507
 Intangible assets, net                                           3,888,561       4,006,927
 Investment in Luminetx                                           1,000,000       1,000,000
 Other assets                                                       182,054         204,770
                                                                -----------     -----------
 Total assets                                                   $21,723,768     $23,839,278
                                                                ===========     ===========

 Liabilities and stockholders' equity Current liabilities:
   Accounts payable                                             $ 4,048,789     $ 2,970,443
   Accrued expenses                                               2,835,998       2,158,157
   Current portion of deferred revenue                              294,284         278,284
   Bank loan                                                        331,026         223,491
                                                                -----------     -----------
     Total current liabilities                                    7,510,097       5,630,375

 Deferred revenue, net of current portion                           120,903         110,044
 Convertible notes payable ($3,712,000 face value, net of
   $2,293,228 debt discount at March 31, 2007 and
   $3,712,000 face value, net of $2,671,285 debt
   discount at December 31, 2006)                                 1,418,772       1,040,715
                                                                -----------     -----------
     Total liabilities                                            9,049,772       6,781,134
                                                                -----------     -----------
     Commitments and contingencies

 Stockholders' equity                                            12,673,996      17,058,144
                                                                -----------     -----------
 Total liabilities and stockholders' equity                     $21,723,768     $23,839,278
                                                                ===========     ===========


The accompanying notes are an integral part of these consolidated financial statements.

Diomed Holdings, Inc.

Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2007 and 2006

                                                 Three Months Ended
                                                     March 31,
                                             -------------------------
                                                 2007          2006
                                             -----------   -----------
Revenues                                     $ 5,905,271   $ 4,576,152
Cost of revenues                               3,225,430     2,522,631
                                             -----------   -----------
Gross profit                                   2,679,841     2,053,521
                                             -----------   -----------
Operating expenses:
  Research and development                       415,346       354,547
  Selling and marketing                        3,136,332     2,793,067
  General and administrative                   3,072,590     2,058,222
                                             -----------   -----------
    Total operating expenses                   6,624,268     5,205,836
                                             -----------   -----------
    Loss from operations                      (3,944,427)   (3,152,315)
                                             -----------   -----------
Other expense, net:
   Loss on fair value adjustment on
   warrant liability                                  --       770,421
   Interest expense, non-cash                    378,057        96,076
   Interest expense, net                          29,323        16,915
                                             -----------   -----------
    Total other expense, net                     407,380       883,412
                                             -----------   -----------
Net loss                                      (4,351,807)   (4,035,727)

Less preferred stock cash dividends                   --      (149,188)
Less preferred stock non-cash dividends               --      (154,991)
                                             -----------   -----------
Net loss applicable to common stockholders   $(4,351,807)  $(4,339,906)
                                             ===========   ===========
  Basic and diluted net loss per share
    applicable to common stockholders        $     (0.20)  $     (0.22)
                                             ===========   ===========
  Basic and diluted weighted average
    common shares outstanding                 21,410,721    19,445,950
                                             ===========   ===========


The accompanying notes are an integral part of these consolidated financial statements.

DIOMED HOLDINGS, INC.
Unaudited Consolidated Statements of Cash Flows


                                                                    Three Months Ended
                                                                         March 31,
                                                                -------------------------
                                                                    2007          2006
                                                                -----------   -----------
Cash Flows from Operating Activities:
  Net loss                                                      $(4,351,807)  $(4,035,727)
  Adjustments to reconcile net loss
    to net cash used in operating activities:
    Depreciation and amortization                                   262,463       197,263
    Amortization of EVLT(R) discount                                     --         4,902
    Non-cash interest expense                                       378,057        96,076
    Accretion of discount on marketable securities                  (35,797)      (68,307)
    Amortization of deferred financing costs                         24,243        24,243
    Fair value of stock options                                     164,352       188,140
    Gain on fair value adjustment on warrant liability                   --       770,421
    Changes in operating assets and liabilities:
      Accounts receivable                                           222,323       118,820
      Inventories                                                  (674,474)     (311,633)
      Prepaid expenses and other current assets                    (309,681)     (186,718)
      Deposits                                                       (1,526)           --
      Accounts payable                                              928,910      (555,943)
      Accrued expenses and deferred revenue                         704,024       127,416
                                                                -----------   -----------
Net cash used in operating activities                            (2,688,913)   (3,631,047)
                                                                -----------   -----------
Cash Flows from Investing Activities:
    Purchase of property and equipment                              (66,974)     (282,171)
    Purchase of available for sale securities                            --      (195,280)
    Proceeds from maturities of available for sale
      securities                                                  2,150,000     1,700,000
                                                                -----------   -----------
Net cash provided by investing activities                         2,083,026     1,222,549
                                                                -----------   -----------
Cash Flows from Financing Activities:
    Net proceeds (payments) on bank borrowings                      107,535        (9,286)
    Payments on EVLT(R) purchase obligation                              --      (250,000)
                                                                -----------   -----------
Net cash provided by(used in)financing activities                   107,535      (259,286)
                                                                -----------   -----------
Effect of Exchange Rate Changes                                       4,993          341
                                                                -----------   -----------
Net Decrease in Cash and Cash Equivalents                          (493,359)   (2,667,443)

Cash and Cash Equivalents, beginning of period                    7,306,578     9,562,087
                                                                -----------   -----------
Cash and Cash Equivalents, end of period                        $ 6,813,219   $ 6,894,644
                                                                ===========   ===========
Supplemental Disclosure of Cash Flow Information:
    Cash paid for interest                                      $    95,692   $    83,965
                                                                ===========   ===========
Non-cash Investing and Financing Activities:
    Issuance of common stock in exchange for preferred stock    $10,229,574   $    54,250
                                                                ===========   ===========

Non-cash increasing rate preferred stock dividend               $         -   $   154,991
                                                                ===========   ===========


The accompanying notes are an integral part of these consolidated financial statements.

                              DIOMED HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (UNAUDITED)



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

(2) BASIS OF PRESENTATION

In the opinion of management, these unaudited consolidated financial statements contain all adjustments considered normal and recurring and necessary for their fair presentation. Interim results are not necessarily indicative of results to be expected for the year. These interim financial statements have been prepared in accordance with the instructions for Form 10-QSB and therefore do not include all information and footnotes necessary for a complete presentation of operations, financial position, and cash flows of the Company in conformity with accounting principles generally accepted in the United States. The Company filed with the Securities and Exchange Commission its 2006 annual report on Form 10-KSB on March 20, 2007, which included audited consolidated financial statements for the year ended December 31, 2006, and included information and footnotes necessary for such presentation. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our annual report on Form 10-KSB for the year ended December 31, 2006.

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our Annual Report on Form 10-KSB for the year ended December 31, 2006 includes a comprehensive summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. The application of these policies has a significant impact on our reported results. In addition, the application of some of these policies depends on management's judgment, with financial reporting results relying on estimations and assumptions about the effect of matters that are inherently uncertain. For all of these policies, management cautions that future events rarely develop exactly as forecast and the best estimates routinely require adjustment.

(a) RECLASSIFICATIONS

Certain reclassifications have been made in the prior year consolidated financial statements to conform to the current year's presentation.

                             DIOMED HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (UNAUDITED)


(b) INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out) or market. Work-in-progress and finished goods consist of materials, labor and manufacturing overhead. Inventories consist of the following:

                        March 31,   December 31,
                          2007          2006
                     -------------   -----------
   Raw Materials       $1,504,450     $1,571,135
   Work-in-Process      1,368,775        797,934
   Finished Goods       1,777,734      1,652,148
                       ----------     ----------
                       $4,650,959     $4,021,217
                       ==========     ==========


(c) DEFERRED REVENUE

Deferred revenue at March 31, 2007 was as follows:

                                         March 31,
                                           2007
                                      -------------
                  Beginning balance     $ 388,328
                  Additions               252,595
                  Revenue/release        (225,736)
                                        ---------
                  Ending balance        $ 415,187
                                        =========


(d) ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company maintains stock-based incentive plans, providing stock incentives to employees and directors. The Company grants options to employees and directors to purchase common stock at an option price equal to the market value of the stock at the date of grant. Effective January 1, 2006, the Company accounts for share-based payments in accordance with SFAS 123(R). Prior to the effective date of SFAS 123R, the Company applied APB 25 and related interpretations to stock option grants. APB 25 provided that the compensation expense relative to stock options was measured based on the intrinsic value of the stock option at date of grant.

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

The weighted-average grant date fair value of options granted in 2007 and 2006 was $0.59 and $1.65, respectively. The intrinsic value of options outstanding and exercisable at March 31, 2007 was $442,343 and $45,496, respectively. The intrinsic value of options outstanding and exercisable at March 31, 2006 was $234,178 and $63,722, respectively. The Company used the market price of $1.44 and $2.52 versus the exercise price at March 31, 2007 and 2006, respectively.

                             DIOMED HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (UNAUDITED)


The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the applicable period:


                                      Three Months Ended March 31,
                               -----------------------------------------
                                       2007                   2006
                               -------------------    ------------------
Risk-free interest rate               3.01 - 4.70%          3.01 - 4.37%
Expected dividend yield                        --%                   --%
Expected lives (in years)          5.6 - 5.8 years       1.6 - 5.9 years
Expected volatility                   85.2 - 88.5%          71.2 - 89.3%


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

(e) COMPREHENSIVE INCOME

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


                                               Three Months Ended
                                                    March 31,
                                           -------------------------
                                              2007           2006
                                           -----------   -----------
 Net loss                                  $(4,351,807)  $(4,035,727)
 Unrealized holding gain (loss)
    on marketable securities                        59          (200)
 Foreign currency translation adjustment       (40,386)       38,621
                                           -----------   -----------
 Comprehensive loss                        $(4,392,134)  $(3,997,306)
                                           ===========   ===========


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

Marketable securities included in cash and cash equivalents and short term investments at March 31, 2007, all of which mature within one year, consist of the following:

                                                       Unrealized   Unrealized
                         Amortized Cost   Fair Value      Gains       Losses
                         --------------   ----------   ----------   ----------
 Money Market Funds        $2,756,314     $2,756,314      $ --          $ --
 Commercial Paper           3,016,916      3,017,275       359            --
                           ----------     ----------      ----          ----
                           $5,773,230     $5,773,589      $359          $ --
                           ==========     ==========      ====          ====

 As Reported:

                                                       Unrealized   Unrealized
                         Amortized Cost   Fair Value      Gains       Losses
                         --------------   ----------   ----------   ----------
 Cash and Cash
   Equivalents             $5,273,628     $5,273,919      $291          $ --
 Marketable Securities        499,602        499,670        68            --
                           ----------     ----------      ----          ----
                           $5,773,230     $5,773,589      $359          $ --
                           ==========     ==========      ====          ====

                             DIOMED HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (UNAUDITED)


Marketable securities included in cash and cash equivalents and short term investments at December 31, 2006, all of which mature within one year, consist of the following:

                                                         Unrealized   Unrealized
                          Amortized Cost   Fair Value       Gains       Losses
                          --------------   ----------    ----------   ----------
  Money Market Funds       $ 2,521,968     $ 2,521,968      $ --         $  --
  Commercial Paper           6,063,871       6,064,172       301            --
                           -----------     -----------      ----         -----
                           $ 8,585,839     $ 8,586,139      $301         $  --
                           ===========     ===========      ====         =====

  As Reported:

                                                        Unrealized   Unrealized
                          Amortized Cost   Fair Value      Gains       Losses
                          --------------   ----------   ----------   ----------
  Cash and Cash
    Equivalents            $ 5,958,921     $ 5,959,260      $339        $  --
  Marketable Securities      2,626,918       2,626,880        --           38
                           -----------     -----------      ----         ----
                           $ 8,585,839     $ 8,586,139      $339        $  38
                           ===========     ===========      ====         ====


Net unrealized gain for the three month period ended March 31, 2007 totaled
$359.

(g) RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109. This interpretation addresses the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. It prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken in a tax return. It requires that only benefits from tax positions that are more-likely-than-not of being sustained upon examination should be recognized in the financial statements. These benefits would be recorded at amounts considered to be the maximum amounts more-likely-than-not of being sustained. At the time these positions become more-likely-than-not to be disallowed, their recognition would be reversed. This interpretation is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to retained earnings. The Company adopted the provisions of FIN 48 effective January 1, 2007. The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. Upon adoption of FIN 48 on January 1, 2007, the Company did not record any interest or penalties.

The Company is subject to taxation in the UK, US and various state jurisdictions. The Company's tax years for 1998 and forward are subject to examination by the US tax authorities due to the carryforward of unutilized net operating losses. The Company's tax years for 2004 and forward are subject to examination by the UK tax authorities.

The adoption of FIN 48 did not have a material impact on the financial condition, results of operations or cash flows. At January 1, 2007, the Company had US net operating loss ("NOL") carryforwards of approximately $46 million and foreign NOLs of approximately $20 million. At January 1, 2007, the Company had a net deferred tax asset of approximately $25 million related to these NOLs. Due to uncertainties surrounding the Company's ability to generate future taxable income to realize these assets, a full valuation has been established to offset the net deferred tax asset. Additionally, the future utilization of the US NOL carryforwards to offset future taxable income may be subject to a substantial annual limitation as a result of Section 382 ownership changes that may have occurred previously or that could occur in the future. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three year period. Since the Company's formation, the Company has raised capital through the issuance of capital stock which, combined with the purchasing shareholders' subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition. If the Company has experienced a change in control at any time since the Company's formation, utilization of the Company's NOL carryforwards would be subject to an annual limitation under Section 382. Any limitation may result in expiration of a portion of the NOL carryforwards before utilization. Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance. Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits related to NOLs will not impact the Company's effective tax rate.

(4) NET LOSS PER SHARE

Net loss per share is computed based on the guidance of SFAS No. 128, Earnings per Share. SFAS No. 128 requires companies to report both basic loss per share, which is based on the weighted average number of common shares outstanding, and diluted loss per share, which is based on the weighted average number of common shares outstanding and the dilutive potential common shares outstanding using the treasury stock method. The calculation of net loss applicable to common stockholders for the three month period ended March 31, 2006 includes $154,991 of non-cash preferred stock dividends accreted for future increasing rate dividends and $149,188 of preferred stock cash dividends earned during the period related to the September 30, 2005 private placement. Upon completion of the 2006 preferred stock financing, the Company exchanged the 2005 preferred stock for new preferred stock which does not currently accrue dividends. Therefore, there were no dividends recorded during the period ended March 31, 2007.

                             DIOMED HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (UNAUDITED)


As a result of the losses incurred by the Company for the three month periods ended March 31, 2007 and 2006, all potential common shares were antidilutive and were excluded from the diluted net loss per share calculations. The following table summarizes securities outstanding as of each of the periods, which were not included in the calculation of diluted net loss per share since their inclusion would be antidilutive.

                                                        Three Months Ended
                                                             March 31,
                                                      ----------------------
                                                         2007         2006
                                                      ----------   ---------
                              Common Stock Options     2,936,352   2,416,487
                                                      ==========   =========
                              Common Stock Warrants    6,055,304   5,197,775
                                                      ==========   =========
                              Convertible Debt         3,227,826   1,620,961
                                                      ==========   =========
                              Preferred Stock          8,982,565   3,975,000
                                                      ==========   =========


(5) LINE OF CREDIT ARRANGEMENTS

Diomed, Ltd., the Company's United Kingdom-based subsidiary, utilizes an overdraft facility as well as an accounts receivable line of credit with Barclays Bank, limited to the lesser of (GBP) 100,000 or 80% of eligible accounts receivable. As of March 31, 2007, Barclay's had provided a temporary increase in the overdraft facility up to approximately $331,000. The credit line bears interest at a rate of 2.5% above Barclays' base rate (5.25% at March 31, 2007) and borrowings are due upon collection of receivables from customers. As security for the line of credit, Barclay's Bank has a lien on all of the assets of Diomed, Ltd., excluding certain intellectual property. As of March 31, 2007, there was approximately $331,000 outstanding and at December 31, 2006, there was approximately $223,000 outstanding under this line of credit.

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

As of March 31, 2007, 275,400 options and other incentive stock awards were available for future grants under the 2003 Omnibus Plan. In addition, 11,138 options were available under the 2001 Plan and 1,123 options were available under the 1998 Plan as of March 31, 2007.

A summary of stock option activity for the 2003 Omnibus Plan, the 2001 Plan and the 1998 Plan is as follows:


                                      Range of        Number    Weighted Average   Weighted Average
                                   Exercise Price   of Shares     Exercise Price    Remaining Life
                                  ---------------   ---------   ----------------   ----------------
Outstanding, December 31, 2006    $0.96 - $205.75   2,478,376         $4.63
  Granted                          0.81 -    0.81     643,000          0.81
  Forfeited                        4.68 -    4.68    (195,275)         4.68
                                  ---------------   ---------         -----
Outstanding, March 31, 2007       $0.81 - $205.75   2,926,101         $3.78              8.12
                                  ===============   =========         =====              ====
Exercisable, March 31, 2007       $0.81 - $205.75   1,932,428         $5.04              7.46
                                  ===============   =========         =====              ====

                             DIOMED HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (UNAUDITED)


The intrinsic value of options vested at March 31, 2007 was $45,496. The fair value of options vested during the quarter ended March 31, 2007 was $143,166. At March 31, 2007, there were 993,673 unvested shares outstanding with a weighted average grant date fair value of $0.97.

The following table summarizes currently outstanding and exercisable options as of March 31, 2007.

                                      OUTSTANDING                             EXERCISABLE
                    ----------------------------------------------   ----------------------------
                                                  Weighted Average               Weighted Average
 Exercise Price       Shares    Remaining Life*    Exercise Price      Shares     Exercise Price
 ----------------   ---------   ---------------   ----------------   ---------   ----------------
 $ 0.81 -  1.04       725,000          9.75            $  0.84          72,731        $  0.86
   1.05 -  2.15       107,857          7.26               1.83          91,399           1.92
   2.16 -  2.29       580,868          8.79               2.24         292,170           2.24
   2.30 -  4.00       161,750          7.45               3.19         125,502           3.19
   4.01 -  4.75       678,463          7.57               4.25         678,463           4.25
   4.76 -  5.00       554,300          6.91               5.00         554,300           5.00
   5.01 -  11.50       96,811          5.87               8.66          96,811           8.66
  11.51 -  49.00        6,640          4.24              31.16           6,640          31.16
  49.01 -  87.00        4,700          4.81              51.06           4,700          51.06
  87.01 -  205.75       9,712          1.00             155.21           9,712         155.21
                    ---------                          -------       ---------        -------
                    2,926,101                          $  3.78       1,932,428        $  5.04
                    =========                          =======       =========        =======

* Weighted average remaining contractual life (in years).

(b) During the period ended March 31, 2007, no warrants were granted or exercised. A summary of warrant information is as follows:

                                                                                           Weighted Average
                                           Range of      Number of   Weighted Average   Remaining Contractual
                                        Exercise Price     Shares     Exercise Price       Life (In Years)
                                        --------------   ---------   ----------------   ---------------------
Outstanding, December 31, 2006          $0.025 - $2.90   6,055,303         $1.63                 3.36
                                        --------------   ---------         -----                 ----
Outstanding, March 31, 2007             $0.025 - $2.90   6,055,303         $1.63                 3.11
                                        ==============   =========         =====                 ====
Exercisable, March 31, 2007             $0.025 - $2.90   6,055,303         $1.63                 3.11
                                        ==============   =========         =====                 ====


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

This table presents revenues by reportable segment:

                                       Three Months Ended
                                            March 31,
                                    -----------------------
                                       2007         2006
                                    ----------   ----------
 Laser systems                      $1,845,263   $1,769,553
 Fibers, accessories, and service    4,060,008    2,806,599
                                    ----------   ----------
   Total                            $5,905,271   $4,576,152
                                    ==========   ==========

                             DIOMED HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (UNAUDITED)


The following table represents percentage of revenues and long-lived assets by geographic destination:

                          % of Revenue                 Long-lived Assets
                -------------------------------   ----------------------------
Three Months Ended March 31,
                -------------------------------      March 31,    December 31,
                      2007           2006              2007           2006
                    --------       --------       -------------   ------------
United States           70%            74%          $5,769,053     $5,994,202
Asia/Pacific            10%             5%                  --             --
Europe                  16%            14%             471,258        478,002
Other                    4%             7%              14,110             --
                      ----           ----           ----------     ----------
Total                  100%           100%          $6,254,421     $6,472,204
                      ====           ====           ==========     ==========

(8) COMMITMENTS AND CONTINGENCIES

(a) Litigation

'777 PATENT LITIGATION

On January 6, 2004, the Company filed a lawsuit in the United States District Court for the District of Massachusetts against AngioDynamics, Inc. seeking injunctive relief and damages for infringement of our U.S. Patent Number 6,398,777 (the "'777 patent") covering the endovascular laser treatment of varicose veins which the Company uses in our EVLT(R) product line, the exclusive rights to which we acquired on September 3, 2003. AngioDynamics generally denied the Company's allegations and sought a declaratory judgment of invalidity of the '777 patent. AngioDynamics also added certain counterclaims against the Company, including antitrust violations, patent misuse and other allegations, all arising from our obtaining and seeking to enforce the '777 patent.

On March 4, 2004, the Company filed a second lawsuit against Vascular Solutions in the United States District Court for the District of Massachusetts seeking injunctive relief and damages for infringement of the '777 patent. On April 28, 2004, Vascular Solutions answered the complaint and filed a counterclaim for declaratory judgment that the '777 patent is invalid and not infringed. Vascular Solutions amended its answer and counterclaims to further allege patent unenforceability. At the parties' joint request, our patent cases involving AngioDynamics and Vascular Solutions were consolidated by the court.

On December 21, 2005, the Company moved for summary judgment that the `777 patent is valid, enforceable, and infringed by both Vascular Solutions and AngioDynamics. On the same date, AngioDynamics and Vascular Solutions moved for summary judgment of noninfringement. On August 20, 2006, Judge Nathaniel Gorton issued a favorable ruling on the summary judgment motions. In particular, Judge Gorton rejected all of the various challenges raised by the defendants to the validity or enforceability of our '777 patent, and granted us summary judgment of validity and enforceability of the patent. Judge Gorton further denied all parties' cross-motions for summary judgment on infringement.

Trial commenced on March 12, 2007 and on March 28, 2007, the jury found in favor of Diomed and against both defendants, both for inducing infringement and for contributory infringement of Diomed's patent, and awarded nearly $12.5 million in damages. The Company will not record this amount until final resolution of the appeal. In particular, the jury awarded $8.36 million against AngioDynamics and $4.1 million against Vascular Solutions. On March 30, 2007 Diomed filed a Motion for a Permanent Injunction against AngioDynamics and Vascular Solutions. In addition the parties have filed a series of post-judgment motions. Defendants have sought judgment as a matter of law and/or a new trial. Diomed has sought prejudgment interest and additional post-judgment damages. The post-trial motions are pending and will be heard by the court on May 22, 2007.

On April 2, 2004, the Company filed a lawsuit in the United States District Court for the District of Massachusetts against Total Vein Solutions, LLC, seeking injunctive relief and damages for infringement of the '777 patent. Total Vein Solutions answered the complaint, generally denying the Company's allegations and counterclaiming for declaratory judgment of non-infringement and invalidity of the EVLT(R) patent. The Company is in the discovery phase of this litigation. This case is also pending before Judge Gorton.

On October 14, 2004, the Company filed a lawsuit in the United States District Court for the District of Massachusetts against New Star Lasers, Inc., d/b/a Cooltouch, Inc., seeking injunctive relief and damages for infringement of the '777. CoolTouch answered the complaint, generally denying the Company's allegations and counterclaiming for declaratory judgment of non-infringement and invalidity of the '777 patent. The Company is now proceeding with the discovery phase of this litigation. This case is also pending before Judge Gorton.

                             DIOMED HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (UNAUDITED)


On March 29, 2007 the Company filed a lawsuit in United States District Court for the District of Massachusetts against Dornier Medtech America, Inc. seeking injunctive relief and damages for infringement of the '777 patent. This case is also pending before Judge Gorton.

If the Company does not prevail in the appeal and infringement actions and is not be able to exclude third parties from using the Company's EVLT(R) technology, the EVLT(R) patent may be determined to be impaired and the Company's EVLT(R) revenue stream may be adversely affected.

                             DIOMED HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (UNAUDITED)

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

On October 12, 2005, VNUS served an amended complaint adding two additional parties, AngioDynamics, Inc. and Vascular Solutions, Inc., as defendants. On October 31, 2005, the Company filed an answer to the First Amended Complaint, again denying the allegations of infringement, and counterclaiming against VNUS for a declaration that none of the patents are infringed, that they are all invalid and that two of VNUS' patents are unenforceable for inequitable conduct. The Company is now proceeding with the discovery phase of this litigation, which is scheduled to continue through mid-2007, with a trial date currently scheduled for October 2007. The Court held a claim construction tutorial and a hearing on claim construction issues on October 30, 2006 and issued a ruling on claims construction on November 20, 2006. The Company intends to continue to defend against the allegations against us in this case.

OTHER

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

b) Commitments

On August 5, 2005, the Company entered into a distribution agreement with Luminetx, pursuant to which Luminetx appointed the Company as a distributor and granted the Company the exclusive right to distribute and sell the Luminetx patented biomedical imaging system known as the VeinViewer(TM) Imaging System to physicians who perform sclerotherapy, phlebectomies or varicose vein treatments, initially in the United States and the United Kingdom, with additional territories to be negotiated as VeinViewer(TM) receives regulatory clearance in other countries, on terms to be agreed. Luminetx agreed to supply the Company with a certain minimum number of VeinViewer(TM) systems for distribution by the Company at specified prices during the term of the distribution agreement, initially three years. During May 2007, the Company and Luminetx amended the agreement and revised the targeted number of VeinViewer(TM) systems to be purchased through December 31, 2007 and through April 30, 2008, to better reflect current market development and positioning strategies. The agreement was also amended so that both companies may sell to dermatologists who are not performing EVLT(R). If the Company fails to purchase the annual target number of VeinViewer(TM) systems prior to May 1, 2008, for any reason, Luminetx may terminate the distribution agreement with written notice.

 (9) STOCKHOLDERS' EQUITY

At December 31, 2006, the Company had 19,448,728 shares of common stock outstanding. During the period ended March 31, 2007, the holders of 837.782 shares of preferred stock exchanged their shares of preferred stock into 8,371,782 shares of common stock. At March 31, 2007, the Company had 27,820,510 shares of common stock outstanding.

On September 29, 2006, the Company issued 1,735.4347 shares of preferred stock, each share of which has a stated value of $11,500 per share. The Company issued
870.4348 of these shares to investors who purchased these shares for cash at a price of $11,500 per share, and the Company issued 864.9999 shares to investors who tendered 3,975,000 shares of preferred stock issued in 2005, all in accordance with the terms of a securities purchase agreement entered into with the investors in July 2006. Each share of preferred stock is exchangeable for 10,000 shares of common stock. At December 31, 2006, the Company had 1,735.4347 shares of preferred stock outstanding.

During the period ended March 31, 2007, the holders of 837.782 shares of preferred stock exchanged their shares of preferred stock into 8,371,782 shares of common stock. At March 31, 2007, the Company had 898.2565 shares of preferred stock outstanding.

(10) SUBSEQUENT EVENTS

Subsequent to March 31, 2007, the holders of 202.6521 shares of preferred stock purchased in the September 29, 2006 private placement equity financing elected to exchange these share into common stock on a one-for10,000 basis, and accordingly the Company issued 2,026,521 shares of common stock to these holders.

During May 2007, the Company and Luminetx amended the agreement and revised the targeted number of VeinViewer(TM) systems to be purchased through December 31, 2007 and through April 30, 2008 to better reflect current market development and positioning strategies. The agreement was also amended so that both companies may sell to dermatologists who are not performing EVLT(R). If the Company fails to purchase the annual target number of VeinViewer(TM) systems prior to May 1, 2008, for any reason, Luminetx may terminate the distribution agreement with written notice.

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

This section contains forward-looking statements, which involve known and unknown risks and uncertainties. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as "may," "will," "should," "potential," "expects," "anticipates," "intends," "plans," "believes" and similar expressions. These statements are based on our current beliefs, expectations and assumptions and are subject to a number of risks and uncertainties. Our actual results could differ materially from those discussed in these statements. Our 2006 Annual Report on Form SEC 10-KSB (the "Annual Report") contains a discussion of certain of the risks and uncertainties that affect our business. We refer you to the "Risk Factors" on pages 19 through 34 of the Annual Report for a discussion of certain risks, including those relating to our business as a medical device company without a significant operating record and with operating losses, our risks relating to the commercialization of our current and future products and applications, and risks relating to our common stock and its market value.

In view of our relatively limited operating history, we have limited experience forecasting our revenues and operating costs. Therefore, we believe that period-to-period comparisons of financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. To date, we have incurred substantial costs to create or acquire our products. As of March 31, 2007, we had an accumulated deficit of approximately $95 million including $18.2 million in non-cash interest expense, $1,129,000 gain related to the adjustment of the market value of a warrant liability, and $735,000 in SFAS 123R compensation expense. We may continue to incur operating losses due to spending on research and development programs, clinical trials, regulatory activities, and sales, marketing and administrative activities. This spending may not correspond with any meaningful increases in revenues in the near term, if at all. As such, these costs may result in losses until such time as we generate sufficient revenue to offset such costs.

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

EVLT(R) was the primary source of revenue in the first quarter of 2007, and will continue to be our primary source of revenue in 2007. We believe that EVLT(R) will achieve a high level of commercial acceptance due to its relativly short recovery period, immediate return to the patient's normal routine barring vigorous physical activities, reduced pain and minimal scarring, and reduced costs compared to other treatments for varicose veins. We developed our EVLT(R) product line as a complete clinical solution and marketing model, including a laser, disposable kit, clinical training and customized marketing programs, to assist office-based and hospital-based physicians in responding to the growing demand for treatment of varicose veins in a minimally invasive manner. We have also published a health insurance reimbursement guide to assist physicians in the reimbursement submission process. We believe that these attributes, in addition to EVLT(R)'s superior clinical trial results, provide EVLT(R) with a competitive advantage over competing traditional and minimally invasive varicose vein treatment products.

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

(2) RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2006

REVENUE

Diomed delivered revenue for the three months ended March 31, 2007 of $5,905,000, increasing approximately $1,329,000, or 29%, from $4,576,000 for the same period in 2006. Revenue from the EVLT(R) product line increased 23% over the same period last year, including growth of 40% in disposable procedure product revenue, demonstrating the continued and growing acceptance of EVLT(R) by the medical community and patients alike.

In the three months ended March 31, 2007, approximately $1,845,000, or 31%, of our total revenue was derived from laser sales, as compared to approximately $1,770,000, or 39%, in the same period in 2006. In the three months ended March 31, 2007, approximately $4,060,000, or 69%, of our total revenues were from sales of disposable fibers and kits, accessories, service and VeinViewer(TM), as compared to approximately $2,807,000, or 61%, in the same period in 2006. We expect the proportion of revenue derived from disposables to increase as we establish a larger base of installed lasers and the number of EVLT(R) procedures performed grows.

The increase in revenue is attributable primarily to:

- increased penetration in the EVLT(R) market,

- the compounding impact of the recurring revenue stream from disposable sales to both new and existing customers,

- the impact of increased acceptance of the EVLT(R) procedure and expanded reimbursement coverage by health care insurers.

COST OF REVENUE AND GROSS PROFIT

Cost of revenue for the three months ended March 31, 2007 was $3,225,000, increasing approximately $703,000, or 28%, from $2,523,000 for the three months ended March 31, 2006. The increase in cost of revenue in 2007 was primarily a result of increased revenues and increased indirect overhead costs.

Gross profit for the three months ended March 31, 2007 was $2,680,000, increasing approximately $626,000, or 30% from $2,054,000 from the three months ended March 31, 2006. The increase in gross profit in 2007 was primarily a result of incremental sales volume. On a percent-of-sales basis, the gross profit of 45.4% increased fifty basis points compared with the gross margin of 44.9% in the prior year. We believe that gross profit as a percentage of sales may reach 60%, or more, assuming increases in sales volume and pricing adjustments that may occur after successful completion of the '777 patent litigation.

OPERATING EXPENSES

RESEARCH AND DEVELOPMENT EXPENSES for the three months ended March 31, 2007 of $415,000, increased by $61,000, or 17%, from the three months ended March 31, 2006. We expect R&D expenditures to remain relatively stable, as we continue to drive product functionality, cost improvements, and other enhancements.

SELLING AND MARKETING EXPENSES for the three months ended March 31, 2007 of $3,136,000, increased $343,000, or 12%, over the three months ended March 31, 2006. The increase was driven by an expansion in the size of the sales force resulting in increased costs of $84,000 and higher sales commissions resulting from the increased sales volume, and increased sales and marketing expenditures in support of the sales efforts. We anticipate continued increased expenses resulting from the larger sales organization and increased commissions due to expected increases in volume.

GENERAL AND ADMINISTRATIVE EXPENSES for the three months ended March 31, 2007 of $3,073,000, increased $1,014,000, or 49%, from the three months ended March 31, 2006. The increase was primarily attributable to increased legal costs during the trial phase of the `777 litigation. For the three months ended March 31, 2007, legal and patent related costs of $1,700,000 included $1,500,000 of trial related costs, and increased $900,000 compared to the three months ended March 31, 2006. These costs were partially offset by a decrease in our defense cost in the VNUS Medical Technologies, Inc. ("VNUS") litigation.

LOSS FROM OPERATIONS

As a result of the factors outlined above, the loss from operations for the three months ended March 31, 2007 was $3,944,000, increasing $792,000 from $3,152,000 for the three months ended March 31, 2006, as the expansion of our sales and marketing efforts during the quarter drove incremental revenue, which was offset by an increase in `777 patent trial related costs.

OTHER EXPENSE, NET

Other expense, net for the three months ended March 31, 2007 was $407,000, compared to other expense, net of $883,000 for the three months ended March 31, 2006. Other expense, net for the three months ended March 31, 2006 includes $770,000 for the non-cash, non-operating charge for the effect of the change in market value of warrants issued in the private placement financing completed on September 30, 2005.

As a result of the financing which closed on September 29, 2006, the Company marked to market the warrant obligation for a final time and reclassified its mezzanine level preferred stock and warrant liability to permanent equity during the quarter ended September 30, 2006.

NET LOSS

Net loss for the three months ended March 31, 2007 was $4,352,000 compared to $4,036,000 for three months ended March 31, 2006. The expansion of our sales and marketing efforts during the three months ended March 31, 2007 drove incremental revenue, resulting in increased gross margin, increased commissions, and increases in other sales and marketing costs. Also, included in the net loss is approximately $1.5 million in `777 patent trial costs.

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS

Net loss applicable to common stockholders for the three months ended March 31, 2007 was $4,352,000, or $0.20 per share, compared to $4,340,000, or $0.22 per share, for the three months ended March 31, 2006. During 2006, we were required to pay cash dividends to holders of the 2005 preferred stock. These cash dividends amounted to $149,000 during the three months ended March 31, 2006. In addition, because the dividend percentage was considered below market for accounting purposes, we recorded an incremental non-cash dividend of $155,000 to reflect an effective interest rate of 16.5%. As a result of the preferred stock financing closed on September 29, 2006, the 2005 preferred stock was exchanged for the 2006 preferred stock, which does not accrue dividends unless a future dilutive financing is completed within certain terms. Therefore, we ceased paying or accreting these dividends on a prospective basis subject to the terms of the 2006 preferred stock.

(3) LIQUIDITY, CAPITAL RESOURCES AND CAPITAL TRANSACTIONS

CASH POSITION AND CASH FLOW

We have financed our operations primarily through private placements of common stock and preferred stock and private placements of convertible notes and short-term notes and credit arrangements. We had cash and short-term investment balances of approximately $7,313,000 and $9,933,000 at March 31, 2007 and December 31, 2006, respectively.

CASH USED IN OPERATIONS

Cash used in operations for the three months ended March 31, 2007 was $2,689,000. The cash used in operations reflects the net loss of $4,352,000, which includes $1,462,000 in legal fees incurred in asserting our EVLT(R) patent, and was partially offset by non-cash charges such as $378,000 of non-cash interest and $164,000 for stock based compensation. The cash flow impact of the net loss was offset by changes in working capital items totaling approximately $870,000 primarily attributed to increased accounts payable and accrued expenses for patent litigation fees.

CASH PROVIDED BY INVESTING

Cash provided by investing activities for the three months ended March 31, 2007 was approximately $2,083,000, including proceeds from maturities of marketable securities of $2,150,000 as the Company limited reinvestment as a result of cash requirements, and purchases of computer and demonstration equipment of $67,000.

CASH PROVIDED BY FINANCING

Cash provided by financing activities for the three months ended March 31, 2007 was $108,000 of proceeds from our bank line of credit.

BANK LINES OF CREDIT

Diomed, Ltd., our United Kingdom-based subsidiary, utilizes an overdraft facility as well as an accounts receivable line of credit with Barclays Bank, limited to the lesser of (GBP)100,000 or 80% of eligible accounts receivable. As of March 31, 2007, Barclay's had provided a temporary increase in the overdraft facility up to approximately $331,000. The credit line bears interest at a rate of 2.5% above Barclays' base rate (5.25% at March 31, 2007) and borrowings are due upon collection of receivables from customers. As security for the line of credit, Barclay's Bank has a lien on all of the assets of Diomed Ltd., excluding certain intellectual property. As of March 31, 2007, there was approximately $331,000 outstanding and at December 31, 2006, there was approximately $223,000 outstanding under this line of credit.

FUTURE AVAILABILITY OF CREDIT

As of March 31, 2007, other than the security under the Barclays Bank line of credit, our assets were not subject to any liens or encumbrances. Therefore, these unencumbered assets may be available as security for credit facilities we may seek in the future. However, under the terms of the convertible debentures that we issued on October 25, 2004, we agreed that, so long as at least 10% of the original principal amount of any debenture was outstanding, we would not incur indebtedness or create a lien that is senior to or having an equal priority with our obligations under the debentures, except for purchase money security interests and otherwise to the extent that we do so in the ordinary course of our business. As of March 31, 2007, two of the three investors who purchased debentures in 2004 continued to hold debentures of at least 10% of the original principal amount. Also, under the terms of the September 29, 2006 financing transaction, we agreed that so long as any investor owned at least 25% of the shares of preferred stock initially purchased, we would not incur indebtedness (other than ordinary course trade payables and installment loans) in excess of $1 million (including the Barclays Bank line of credit) without prior approval of the holders of the 65% of the outstanding 2006 preferred stock.

EQUITY TRANSACTIONS

During the period ended March 31, 2007, the holders of 837.782 shares of preferred stock exchanged their shares of preferred stock into 8,371,782 shares of common stock. At March 31, 2007, 898.2565 shares of preferred stock remain outstanding.

At December 31, 2006, we had 19,448,728 shares of common stock outstanding and as a result of the conversions of preferred stock during the quarter, at March 31, 2007, we had 27,820,510 shares of common stock outstanding.

COMMITMENT FOR LUMINETX DISTRIBUTION AGREEMENT

On August 5, 2005, we entered into a distribution agreement with Luminetx, pursuant to which Luminetx appointed us as a distributor and granted the Company the exclusive right to distribute and sell the Luminetx patented biomedical imaging system known as the VeinViewer(TM) Imaging System to physicians who perform sclerotherapy, phlebectomies or varicose vein treatments, initially in the United States and the United Kingdom, with additional territories to be negotiated as VeinViewer(TM) receives regulatory clearance in other countries, on terms to be agreed. Luminetx agreed to supply us with a certain minimum number of VeinViewer(TM) systems for distribution by us at specified prices during the term of the distribution agreement, initially three years. During May 2007, we and Luminetx amended the agreement and revised the targeted number of VeinViewer(TM) systems to be purchased through December 31, 2007 and through April 30, 2008 to better reflect current market development and positioning strategies. The agreement was also amended so that both companies may sell to dermatologists who are not performing EVLT(R). If we fail to purchase the annual target number of VeinViewer(TM) systems prior to May 1, 2008, for any reason, Luminetx may terminate the distribution agreement with written notice.

(4) CRITICAL ACCOUNTING POLICIES

In the opinion of management, these unaudited consolidated financial statements contain all adjustments considered normal and recurring and necessary for their fair presentation. Interim results are not necessarily indicative of results to be expected for the year. These interim financial statements have been prepared in accordance with the instructions for Form 10-QSB, and therefore, do not include all information and footnotes necessary for a complete presentation of operations, financial position, and cash flows of the Company in conformity with accounting principles generally accepted in the United States. The Company filed its 2006 Annual Report on Form 10-KSB with the Securities and Exchange Commission on March 20, 2007, which included audited consolidated financial statements for the year ended December 31, 2006, and included information and footnotes necessary for such presentation. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our annual report on Form 10-KSB for the year ended December 31, 2006.

Our discussion and analysis of the Company's financial condition, results of operations, and cash flows are based on the Company's consolidated financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We have chosen accounting policies we believe are appropriate to report accurately and fairly our operating results and financial position, and we apply those accounting policies in a consistent manner. As discussed in Item 6, "Management's Discussion and Analysis of Financial Condition or Plan of Operation" of the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, we consider certain policies to be the most critical in the preparation of our consolidated financial statements because they involve the most difficult, or subjective judgments about the effect of matters that are inherently uncertain. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

During the first quarter 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109. This interpretation addresses the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. It prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken in a tax return. It requires that only benefits from tax positions that are more-likely-than-not of being sustained upon examination should be recognized in the financial statements. These benefits would be recorded at amounts considered to be the maximum amounts more-likely-than-not of being sustained. At the time these positions become more-likely-than-not to be disallowed, their recognition would be reversed. This interpretation is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to retained earnings. We adopted the provisions of FIN 48 effective January 1, 2007. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. Upon adoption of FIN 48 on January 1, 2007, we did not record any interest or penalties.

We are subject to taxation in the UK, US and various state jurisdictions. Our tax years for 1998 and forward are subject to examination by the US tax authorities due to the carryforward of unutilized net operating losses.

The adoption of FIN 48 did not have a material impact on our financial condition, results of operations or cash flows. At January 1, 2007, we had US net operating loss ("NOL") carryforwards of approximately $46 million and foreign NOLs of approximately $20 million. At January 1, 2007, the Company had a net deferred tax asset of approximately $25 million related to these NOLs. Due to uncertainties surrounding our ability to generate future taxable income to realize these assets, a full valuation has been established to offset our net deferred tax asset. Additionally, the future utilization of our US NOL carryforwards to offset future taxable income may be subject to a substantial annual limitation as a result of Section 382 ownership changes that may have occurred previously or that could occur in the future. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three year period. Since our formation, we have raised capital through the issuance of capital stock which, combined with the purchasing shareholders' subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition. If we have experienced a change in control at any time since our formation, utilization of the NOL carryforwards would be subject to an annual limitation under Section
382. Any limitation may result in expiration of a portion of the NOL carryforwards before utilization. Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance. Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits related to NOLs will not impact our effective tax rate.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

The Company's principal executive officer and its principal financial officer have carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a -15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2007 and have concluded that, as of such date, the Company's disclosure controls and procedures in place are effective in ensuring that material information and other information requiring disclosure is identified and communicated on a timely basis.

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

On March 4, 2004, we filed a second lawsuit against Vascular Solutions in the United States District Court for the District of Massachusetts seeking injunctive relief and damages for infringement of the '777 patent. On April 28, 2004, Vascular Solutions answered the complaint and filed a counterclaim for declaratory judgment that the '777 patent is invalid and not infringed. Vascular Solutions amended its answer and counterclaims to further allege patent unenforceability. At the parties' joint request, our patent cases involving AngioDynamics and Vascular Solutions were consolidated by the court.

On December 21, 2005, we moved for summary judgment that the `777 patent is valid, enforceable, and infringed by both Vascular Solutions and AngioDynamics. On the same date, AngioDynamics and Vascular Solutions moved for summary judgment of noninfringement. On August 20, 2006, Judge Nathaniel Gorton issued a favorable ruling on the summary judgment motions. In particular, Judge Gorton rejected all of the various challenges raised by the defendants to the validity or enforceability of our '777 patent, and granted us summary judgment of validity and enforceability of the patent. Judge Gorton further denied all parties' cross-motions for summary judgment on infringement.7

Trial commenced on March 12, 2007 and on March 28, 2007, the jury found in favor of Diomed and against both defendants, both for inducing infringement and for contributory infringement of Diomed's patent, and awarded nearly $12.5 million in damages. In particular, the jury awarded $8.36 million against AngioDynamics and $4.1 million against Vascular Solutions. On March 30, 2007 Diomed filed a Motion for a Permanent Injunction against AngioDynamics and Vascular Solutions. In addition the parties have filed a series of post-judgment motions. Defendants have sought judgment as a matter of law and/or a new trial. Diomed has sought prejudgment interest and additional post-judgment damages. The post-trial motions are pending and will be heard by the court on May 22, 2007.

On April 2, 2004, we filed a lawsuit in the United States District Court for the District of Massachusetts against Total Vein Solutions, LLC, seeking injunctive relief and damages for infringement of the '777 patent. Total Vein Solutions answered the complaint, generally denying our allegations and counterclaiming for declaratory judgment of non-infringement and invalidity of the EVLT(R) patent. We are in the discovery phase of this litigation. This case is also pending before Judge Gorton.

On October 14, 2004, we filed a lawsuit in the United States District Court for the District of Massachusetts against New Star Lasers, Inc., d/b/a Cooltouch, Inc., seeking injunctive relief and damages for infringement of the '777. CoolTouch answered the complaint, generally denying our allegations and counterclaiming for declaratory judgment of non-infringement and invalidity of the '777 patent. We are now proceeding with the discovery phase of this litigation. This case is also pending before Judge Gorton.

On March 29, 2007 we filed a lawsuit in United States District Court for the District of Massachusetts against Dornier Medtech America, Inc. seeking injunctive relief and damages for infringement of the '777 patent. This case is also pending before Judge Gorton.

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

On October 12, 2005, VNUS served an amended complaint adding two additional parties, AngioDynamics, Inc. and Vascular Solutions, Inc., as defendants. On October 31, 2005, we filed an answer to the First Amended Complaint, again denying the allegations of infringement, and counterclaiming against VNUS for a declaration that none of the patents are infringed, that they are all invalid and that two of VNUS' patents are unenforceable for inequitable conduct. We are now proceeding with the discovery phase of this litigation, which is scheduled to continue through mid-2007, with a trial date currently scheduled for October 2007. The Court held a claim construction tutorial and a hearing on claim construction issues on October 30, 2006 and issued a ruling on claims construction on November 20, 2006. We intend to continue to defend against the allegations against us in this case.

ITEM 6. EXHIBITS AND CURRENT REPORTS ON FORM 8-K

      (a) Exhibits

31.1 Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b) Current reports on Form 8-K.

During the fiscal quarter ended March 31, 2007, we filed with the Securities and Exchange Commission Current Reports on Form 8-K as follows:

On February 2, 2007, we filed a Current Report on Form 8-K regarding the compensatory arrangements with certain officers.

On February 26, 2007, we filed a Current Report on Form 8-K regarding the press release we filed related to the earnings results for the period ending December 31, 2006.

On March 14, 2007, we filed a Current Report on Form 8-K regarding David B. Swank's testimony in relation to the `777 patent trial.

On March 21, 2007, we filed a Current Report on Form 8-K regarding the management incentive program payments to our executive officers earned during the year December 31, 2006 in accordance with management incentive agreements.

O March 28, 2007, we filed a Current Report on Form 8-K regarding the positive jury verdict and damages awarded in conjunction with the `777 patent trial.

On March 30, 2007, we filed a Current Report on Form 8-K regarding our resolution of the listing deficiency previously noted by the American Stock Exchange.

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

                                      Date:  May 14, 2007


                                  By: /s/ DAVID B. SWANK
                                      ------------------------------------
                                      Name: David B. Swank
                                      Title: Chief Financial Officer,
                                      Director

                                      Date: May 14, 2007