Form 10QSB
period 2007-06-30
DIOMED HOLDINGS INC
filed 2007-08-14
CIK 1074874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT -TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

OR

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

(978) 475-7771
(Registrant's telephone number)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES ☒ NO ☐

AS OF AUGUST 13, 2007, THERE WERE 30,067,031 SHARES OF COMMON STOCK, PAR VALUE $0.001, OUTSTANDING.

DIOMED HOLDINGS, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-QSB
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007

TABLE OF CONTENTS

Item Number		Page Number
	Part I - Financial Information

1	Condensed Consolidated Balance Sheets - June 30, 2007 (unaudited) and December 31, 2006	F-1

	Unaudited Consolidated Statements of Operations - Three Months and Six Months Ended June 30, 2007 and 2006	F-2

	Unaudited Consolidated Statements of Cash Flows - Six Months Ended June 30, 2007 and 2006	F-3

	Notes to Consolidated Financial Statements	F-4

2	Management's Discussion and Analysis or Plan of Operation	1

3	Controls and Procedures	8

	Part II - Other Information	9

1	Legal Proceedings	9

4	Submission of Matters to a Vote of Security Holders	10

6	Exhibits	12

	Signatures	13

-i-

Diomed Holdings, Inc.
Condensed Consolidated Balance Sheets
As of June 30, 2007 (unaudited) and December 31, 2006

	June 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$3,405,061	$7,306,578
Short term investments	435,046	2,626,880
Accounts receivable, net	3,207,501	3,144,056
Inventories	5,009,749	4,021,217
Prepaid expenses and other current assets	735,946	268,343
Total current assets	12,793,303	17,367,074

Property, plant and equipment, net	1,281,940	1,260,507
Intangible assets, net	3,770,193	4,006,927
Investment in Luminetx	1,000,000	1,000,000
Other assets	158,311	204,770
Total assets	$19,003,747	$23,839,278

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$5,095,862	$2,970,443
Accrued expenses	2,356,317	2,158,157
Current portion of deferred revenue	334,642	278,284
Bank loan	433,263	223,491
Total current liabilities	8,220,084	5,630,375

Deferred revenue, net of current portion	167,619	110,044
Convertible notes payable ($3,712,000 face value, net of $2,456,872 debt discount at June 30, 2007 and $3,712,000 face value, net of $2,671,285 debt discount at December 31, 2006)	1,255,128	1,040,715
Total liabilities	9,642,831	6,781,134
Commitments and contingencies
Stockholders' equity	9,360,916	17,058,144
Total liabilities and stockholders' equity	$19,003,747	$23,839,278

The accompanying notes are an integral part of these consolidated financial statements.

Diomed Holdings, Inc.
Unaudited Condensed Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2007 and 2006

	Three Months Ended June 30,		Six Months Ended June 30
	2007	2006	2007	2006
Revenues	$6,506,017	$6,075,244	$12,411,288	$10,651,396
Cost of revenues	3,555,919	3,221,633	6,781,349	5,744,264
Gross profit	2,950,098	2,853,611	5,629,939	4,907,132
Operating expenses:
Research and development	362,171	363,027	777,517	717,574
Selling and marketing	3,294,563	3,010,196	6,430,895	5,803,263
General and administrative	2,975,982	1,900,331	6,048,572	3,958,553
Total operating expenses	6,632,716	5,273,554	13,256,984	10,479,390
Loss from operations	(3,682,618)	(2,419,943)	(7,627,045)	(5,572,258)
Other (income) expense, net:
Gain on fair value adjustment on warrant liability	--	(1,810,858)	--	(1,040,437)
Interest (income) expense, non-cash	(163,643)	96,075	214,414	192,151
Interest expense, net and other	76,812	(94,353)	106,135	(77,438)
Total other (income) expense, net	(86,831)	(1,809,136)	320,549	(925,724)
Net loss	(3,595,787)	(610,807)	(7,947,594)	(4,646,534)

Less preferred stock cash dividends	--	(149,102)	--	(298,290)
Less preferred stock non-cash dividends	--	(161,116)	--	(316,107)
Net loss applicable to common stockholders	$(3,595,787)	$(921,025)	$(7,947,594)	$(5,260,931)
Basic and diluted net loss per share applicable to common stockholders	$(0.12)	$(0.05)	$(0.31)	$(0.27)
Basic and diluted weighted average common shares outstanding	29,517,045	19,448,728	25,486,276	19,447,347

The accompanying notes are an integral part of these consolidated financial statements.

DIOMED HOLDINGS, INC.
Unaudited Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2007	2006
Cash Flows from Operating Activities:
Net loss	$(7,947,594)	$(4,646,534)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	547,932	442,511
Amortization of EVLT(R) discount	--	4,902
Non-cash interest expense	214,414	192,152
Accretion of discount on marketable securities	(28,180)	(71,213)
Amortization of deferred financing costs	48,485	48,486
Fair value of stock options	361,090	317,667
Gain on fair value adjustment on warrant liability	--	(1,040,437)
Changes in operating assets and liabilities:
Accounts receivable	(42,061)	47,084
Inventories	(954,910)	(405,382)
Prepaid expenses and other current assets	(458,265)	(199,030)
Accounts payable	2,073,109	319,683
Accrued expenses and deferred revenue	160,611	(187,278)
Net cash used in operating activities	(6,025,369)	(5,177,389)
Cash Flows from Investing Activities:
Purchase of property and equipment	(298,105)	(364,511)
Purchase of available for sale securities	(429,987)	(539,142)
Proceeds from maturities of available for sale securities	2,650,000	3,600,000
Net cash provided by investing activities	1,921,908	2,696,347
Cash Flows from Financing Activities:
Net proceeds (payments) on bank borrowings	209,772	(53,924)
Payments on EVLT(R) purchase obligation	--	(250,000)
Dividend payments	--	(298,290)
Net cash provided by(used in)financing activities	209,772	(602,214)
Effect of Exchange Rate Changes	(7,828)	10,761
Net Decrease in Cash and Cash Equivalents	(3,901,517)	(3,072,495)

Cash and Cash Equivalents, beginning of period	7,306,578	9,562,087
Cash and Cash Equivalents, end of period	$3,405,061	$6,489,592
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$191,575	$170,778
Non-cash Investing and Financing Activities:
Issuance of common stock in exchange for preferred stock	$12,988,595	$54,250
Non-cash increasing rate preferred stock dividend	$-	$316,107

The accompanying notes are an integral part of these consolidated financial statements.

DIOMED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
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

(2) BASIS OF PRESENTATION

In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments considered normal and recurring and necessary for their fair presentation. Interim results are not necessarily indicative of results to be expected for the year. These interim financial statements have been prepared in accordance with the instructions for Form 10-QSB and therefore do not include all information and footnotes necessary for a complete presentation of operations, financial position, and cash flows of the Company in conformity with accounting principles generally accepted in the United States. The Company filed with the Securities and Exchange Commission its 2006 annual report on Form 10-KSB on March 20, 2007, which included audited consolidated financial statements for the year ended December 31, 2006, and included information and footnotes necessary for such presentation. These unaudited consolidated financial statements should be read in conjunction with the audited condensed consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2006.

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006 includes a comprehensive summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. The application of these policies has a significant impact on the Company’s reported results. In addition, the application of some of these policies depends on management's judgment, with financial reporting results relying on estimations and assumptions about the effect of matters that are inherently uncertain. For all of these policies, management cautions that future events rarely develop exactly as forecast and the best estimates routinely require adjustment.

(a) RECLASSIFICATIONS

Certain reclassifications have been made in the prior year consolidated financial statements to conform to the current year’s presentation.

DIOMED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

(b) INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out) or market. Work-in-progress and finished goods consist of materials, labor and manufacturing overhead. Inventories consist of the following:

	June 30, 2007	December 31, 2006
Raw Materials	$1,474,329	$1,571,135
Work-in-Process	998,353	797,934
Finished Goods	2,537,067	1,652,148
	$5,009,749	$4,021,217

(c) DEFERRED REVENUE

Deferred revenue at June 30, 2007 was as follows:

June 30, 2007
Beginning balance	$388,328
Additions	675,823
Revenue/release	(561,890)
Ending balance	$502,261

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

DIOMED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net loss	$(3,595,787)	$(610,807)	$(7,947,594)	$(4,646,534)
Unrealized holding gain (loss) on marketable securities	(269)	(31)	(211)	(231)
Foreign currency translation adjustment	70,456	88,198	30,070	126,819
Comprehensive loss	$(3,525,600)	$(522,640)	$(7,917,735)	$(4,519,946)

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

Marketable securities included in cash and cash equivalents and short term investments at June 30, 2007, all of which mature within one year, consist of the following:

	Amortized Cost	Fair Value	Unrealized Gains	Unrealized Losses
Money Market Funds	$2,086,334	$2,086,334	$--	$--
Commercial Paper	734,736	734,826	90	--
	$2,821,070	$2,821,160	$90	$--

As Reported:

	Amortized Cost	Fair Value	Unrealized Gains	Unrealized Losses
Cash and Cash
Equivalents	$2,386,073	$2,386,114	$41	$--
Marketable Securities	434,997	435,046	49	--
	$2,821,070	$2,821,160	$90	$--

Marketable securities included in cash and cash equivalents and short term investments at December 31, 2006, all of which mature within one year, consist of the following:

	Amortized Cost	Fair Value	Unrealized Gains	Unrealized Losses
Money Market Funds	$2,521,968	$2,521,968	$--	$--
Commercial Paper	6,063,871	6,064,172	301	--
	$8,585,839	$8,586,139	$301	$--

As Reported:

	Amortized Cost	Fair Value	Unrealized Gains	Unrealized Losses
Cash and Cash
Equivalents	$5,958,921	$5,959,260	$339	$--
Marketable Securities	2,626,918	2,626,880	--	38
	$8,585,839	$8,586,139	$339	$38

DIOMED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

Net unrealized gain for the six month period ended June 30, 2007 totaled $90.

(g) RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109. This interpretation addresses the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. It prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken in a tax return. It requires that only benefits from tax positions that are more-likely-than-not of being sustained upon examination should be recognized in the financial statements. These benefits would be recorded at amounts considered to be the maximum amounts more-likely-than-not of being sustained. At the time these positions become more-likely-than-not to be disallowed, their recognition would be reversed. This interpretation is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to retained earnings. The Company adopted the provisions of FIN 48 effective January 1, 2007. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. Upon adoption of FIN 48 on January 1, 2007, the Company did not record any interest or penalties.

The Company is subject to taxation in the UK, US and various state jurisdictions.  The Company’s tax years for 1998 and forward are subject to examination by the US tax authorities due to the carryforward of unutilized net operating losses. The Company’s tax years for 2004 and forward are subject to examination by the UK tax authorities.

The adoption of FIN 48 did not have a material impact on the financial condition, results of operations or cash flows.  At January 1, 2007, the Company had US net operating loss (“NOL”) carryforwards of approximately $46 million and foreign NOLs of approximately $20 million.   At January 1, 2007, the Company had a net deferred tax asset of approximately $25 million related to these NOLs. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation has been established to offset the net deferred tax asset. Additionally, the future utilization of the US NOL carryforwards to offset future taxable income may be subject to a substantial annual limitation as a result of Section 382 ownership changes that may have occurred previously or that could occur in the future.  In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three year period. Since the Company’s formation, the Company has raised capital through the issuance of capital stock which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition. If the Company has experienced a change in control at any time since the Company’s formation, utilization of the Company’s NOL carryforwards would be subject to an annual limitation under Section 382. Any limitation may result in expiration of a portion of the NOL carryforwards before utilization. Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance.  Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits related to NOLs will not impact the Company’s effective tax rate.

(4) NET LOSS PER SHARE

Net loss per share is computed based on the guidance of SFAS No. 128, Earnings per Share. SFAS No. 128 requires companies to report both basic loss per share, which is based on the weighted average number of common shares outstanding, and diluted loss per share, which is based on the weighted average number of common shares outstanding and the dilutive potential common shares outstanding using the treasury stock method. The calculation of net loss applicable to common stockholders for the three and six month periods ended June 30, 2006 includes $161,116 and $316,107, respectively, of non-cash preferred stock dividends accreted for future increasing rate dividends and $149,102 and $298,290, respectively, of preferred stock cash dividends earned during the period related to the September 30, 2005 private placement. Upon completion of the 2006 preferred stock financing, the Company exchanged the 2005 preferred stock for new preferred stock which does not currently accrue dividends. Therefore, there were no dividends recorded during the three and six month periods ended June 30, 2007.

DIOMED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

As a result of the losses incurred by the Company for the three and six month periods ended June 30, 2007 and 2006, all potential common shares were antidilutive and were excluded from the diluted net loss per share calculations. The following table summarizes securities outstanding as of each of the periods, which were not included in the calculation of diluted net loss per share since their inclusion would be antidilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Common Stock Options	3,022,506	2,423,787	2,942,498	2,423,787
Common Stock Warrants	6,055,304	5,196,776	6,055,304	5,196,776
Convertible Debt	3,227,826	1,620,961	3,227,826	1,620,961
Preferred Stock	6,736,044	3,975,000	6,736,044	3,975,000

(5) LINE OF CREDIT ARRANGEMENTS

Diomed, Ltd., the Company's United Kingdom-based subsidiary, utilizes an overdraft facility as well as an accounts receivable line of credit with Barclays Bank, limited to the lesser of (GBP) 100,000 or 80% of eligible accounts receivable. As of June 30, 2007, Barclay’s had provided a temporary increase in the overdraft facility up to approximately $433,000. The credit line bears interest at a rate of 2.5% above Barclays' base rate (5.5% at June 30, 2007) and borrowings are due upon collection of receivables from customers. As security for the line of credit, Barclay's Bank has a lien on all of the assets of Diomed, Ltd., excluding certain intellectual property. As of June 30, 2007, there was approximately $433,000 outstanding and at December 31, 2006, there was approximately $223,000 outstanding under this line of credit.

(6) STOCK OPTIONS

(a) In November 2003, the Company's stockholders approved the 2003 Omnibus Plan, under which the Company reserved 1,600,000 shares of common stock for future issuance. In May 2005, the Company's stockholders approved an increase of 1,500,000 reserved shares providing for a total of 3,100,000 shares of common stock reserved for future issuance. In June 2007, the Company's stockholders approved an increase of 2,500,000 reserved shares providing for a total of 5,600,000 shares of common stock reserved for future issuance. The 2003 Omnibus Plan provides for grants or awards of stock options, restricted stock awards, restricted stock units, performance grants, stock awards, and stock appreciation rights. Only present and future employees and outside directors and consultants are eligible to receive incentive awards under the 2003 Omnibus Plan.

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

As of June 30, 2007, 2,682,795 options and other incentive stock awards were available for future grants under the 2003 Omnibus Plan. In addition, 12,338 options were available under the 2001 Plan and 1,123 options were available under the 1998 Plan as of June 30, 2007.

DIOMED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

A summary of stock option activity for the 2003 Omnibus Plan, the 2001 Plan and the 1998 Plan is as follows:

	Range of Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding, December 31, 2006	$0.96 - $205.75	2,478,376	$4.63
Granted	0.81 - 1.41	785,000	0.90
Forfeited	0.81 - 98.78	(240,870)	4.38
Outstanding, June 30, 2007	$0.81 - $205.75	3,022,506	$3.68	7.95
Exercisable, June 30, 2007	$0.81 - $205.75	2,036,037	$4.83	7.33

During the six months ended June 30, 2007 and, 2006, the Company recorded $320,000 and $295,000, respectively, in non-cash charges in accordance with of SFAS 123R. As of June 30, 2007, there was approximately $931,000 of total unrecognized compensation cost related to unvested options. That cost is expected to be recognized over a weighted average period of 1.14 years. The Company plans on obtaining shares to be issued upon exercise of stock options through authorized common stock. There have been no stock options exercised during the six months ended June 30, 2007.

The weighted-average grant date fair value of options granted in 2007 and 2006 was $0.65 and $1.65, respectively. The intrinsic value of options outstanding and options exercisable at June 30, 2007 was $216,608 and $40,343, respectively. The intrinsic value of options outstanding and options exercisable at June 30, 2006 was $0 and $0, respectively. To calculate the intrinsic value, the Company used the market price of $1.14 and $1.11 versus the exercise price at June 30, 2007 and 2006, respectively.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the applicable period:

Six Months Ended June 30,
	2007	2006
Risk-free interest rate	3.01 - 4.71%	3.01 - 4.37%
Expected dividend yield	--%	--%
Expected lives (in years)	5.0 - 5.8 years	2.5 - 5.9 years
Expected volatility	80.0 - 88.5%	71.2 - 89.3%

Expected volatility is based on a weighted average of the historical daily volatility of the Company's stock and peer company volatility commensurate with the expected life of the option. The average expected life used in 2007 and 2006 was calculated using the simplified method under Staff Accounting Bulletin No. 107 which averages the contractual term of the option with the vesting term. The risk-free rate is based on the rate of U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of option grants. The Company uses historical data to estimate pre-vesting forfeiture rates of 5%.

The intrinsic value of options vested at June 30, 2007 was $40,343. The fair value of options vested during the six months ended June 30, 2007 was $293,915. At June 30, 2007, there were 986,469 unvested shares outstanding with a weighted average grant date fair value of $0.95.

The following table summarizes outstanding and exercisable options as of June 30, 2007.

	OUTSTANDING			EXERCISABLE
			Weighted Average		Weighted Average
Exercise Price	Shares	Remaining Life*	Exercise Price	Shares	Exercise Price
$ 0.81 - 2.15	964,190	9.24	$1.02	243,170	$1.28
2.16 - 2.29	569,701	8.54	2.24	330,501	2.24
2.30 - 4.00	155,708	7.18	3.18	129,459	3.19
4.01 - 4.75	669,943	7.31	4.25	669,943	4.25
4.76 - 5.00	546,300	6.66	5.00	546,300	5.00
5.01 - 11.50	95,611	5.62	8.69	95,611	8.69
11.51 - 49.00	6,640	3.99	31.16	6,640	31.66
49.01 - 87.00	4,700	4.56	51.06	4,700	51.06
87.01 - 164.00	3,329	0.86	118.27	3,329	118.27
164.01 - 205.75	6,384	0.78	174.47	6,384	174.47
		3,022,506	$3.68	2,036,037	$4.83

* Weighted average remaining contractual life (in years).

DIOMED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

(b) During the six months ended June 30, 2007, no warrants were granted or exercised. A summary of warrant information is as follows:

	Range of Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)
Outstanding, December 31, 2006	$0.025 - $2.90	6,055,303	$1.63	3.36
Outstanding, June 30, 2007	$0.025 - $2.90	6,055,303	$1.63	2.86
Exercisable, June 30, 2007	$0.025 - $2.90	6,055,303	$1.63	2.86

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

This table presents revenues by reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Laser systems	$2,331,318	$2,375,686	$4,176,581	$4,145,239
Fibers, accessories, and service	4,174,699	3,699,558	8,234,707	6,506,157
Total	$6,506,017	$6,075,244	$12,411,288	$10,651,396

The following table represents percentage of revenues and long-lived assets by geographic destination:

	% of Revenue Six Months Ended June 30,		Long-lived Assets
	2007	2006	June 30, 2007	December 31, 2006
United States	69%	74%	$5,738,289	$5,994,202
Asia/Pacific	11%	9%	--	--
Europe	14%	13%	458,722	478,002
Other	6%	4%	13,433	--
Total	100%	100%	$6,210,444	$6,472,204

DIOMED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

(8) COMMITMENTS AND CONTINGENCIES

(a) Litigation

'777 PATENT LITIGATION

On January 6, 2004, the Company filed a lawsuit in the United States District Court for the District of Massachusetts against AngioDynamics, Inc. seeking injunctive relief and damages for infringement of the Company’s U.S. Patent Number 6,398,777 (the "'777 patent") covering the endovascular laser treatment of varicose veins which the Company uses in the EVLT(R) product line, the exclusive rights to which the Company acquired on September 3, 2003. On March 4, 2004, the Company filed a second lawsuit against Vascular Solutions in the United States District Court for the District of Massachusetts seeking injunctive relief and damages for infringement of the '777 patent. At the parties' joint request, the Company’s patent cases involving AngioDynamics and Vascular Solutions were consolidated by the court. On August 20, 2006, Judge Nathaniel Gorton rejected all of the various challenges raised by the defendants to the validity or enforceability of the '777 patent, and granted the Company summary judgment of validity and enforceability of the patent. Judge Gorton further denied all parties' cross-motions for summary judgment on infringement.

Trial commenced on March 12, 2007 and on March 28, 2007, the jury found in favor of Diomed and against both defendants, both for inducing infringement and for contributory infringement of Diomed’s patent, and awarded nearly $12.5 million in damages. On June 20, 2007, the defendants filed for an appeal with the US Court of Appeals for the Federal Circuit. Therefore, the Company will not record this amount until final resolution of the appeal. In particular, the jury awarded $8.36 million against AngioDynamics and $4.1 million against VSI. On March 30, 2007 Diomed filed a motion for a permanent injunction against AngioDynamics and VSI. Defendants sought judgment as a matter of law and/or a new trial. Diomed sought prejudgment interest and additional post-judgment damages. On July 2, 2007, the Court granted Diomed’s motion for a permanent injunction and denied defendants’ motion for judgment as a matter of law or new trial. The parties reached a stipulation regarding the issues of prejudgment interest and additional post-judgment damages, which resulted in a stipulated increase in the judgment against AngioDynamics to $9.71 million and against VSI to $4.975 million. On July 11, 2007, Diomed filed a motion to find the defendants in contempt of the permanent injunction. Defendants filed their opposition on July 25, 2007. That motion is pending.

On April 2, 2004, the Company filed a lawsuit in the United States District Court for the District of Massachusetts against Total Vein Solutions, LLC, seeking injunctive relief and damages for infringement of the '777 patent. Total Vein Solutions answered the complaint, generally denying the Company’s allegations and counterclaiming for declaratory judgment of non-infringement and invalidity of the EVLT(R) patent. The Company is in the discovery phase of this litigation. This case is also pending before Judge Gorton. On July 13, 2007, Magistrate Judge Alexander granted the Company’s motion to compel Total Vein to respond to discovery requests and denied Total Vein’s motion to stay the litigation.

On October 14, 2004, the Company filed a lawsuit in the United States District Court for the District of Massachusetts against New Star Lasers, Inc., d/b/a Cooltouch, Inc., seeking injunctive relief and damages for infringement of the '777 patent. CoolTouch answered the complaint, generally denying the Company’s allegations and counterclaiming for declaratory judgment of non-infringement and invalidity of the '777 patent. The Company is now proceeding with the discovery phase of this litigation. This case is also pending before Judge Gorton.

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

DIOMED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

VNUS TECHNOLOGIES LITIGATION

On July 21, 2005, a lawsuit was filed against the Company in the United States District Court for the Northern District of California by VNUS Medical Technologies, Inc., alleging infringement of U.S. patents Nos. 6,258,084, 6,638,273, 6,752,803, and 6,769,433, seeking injunctive relief and damages in an unspecified amount. The complaint was served on the Company on July 27, 2005. On September 15, 2005, the Company filed an answer denying the allegations of infringement, and counterclaiming against VNUS for a declaration that none of the patents are infringed and that they are all invalid.

On October 12, 2005, VNUS served an amended complaint adding two additional parties, AngioDynamics, Inc. and Vascular Solutions, Inc., as defendants. On October 31, 2005, the Company filed an answer to the First Amended Complaint, again denying the allegations of infringement, and counterclaiming against VNUS for a declaration that none of the patents are infringed, that they are all invalid and that two of VNUS' patents are unenforceable for inequitable conduct. The Court held a claim construction tutorial and a hearing on claim construction issues on October 30, 2006 and issued a ruling on claims construction on November 20, 2006. The case is in the expert discovery phase, with summary judgment motions due in August. The Court has currently set a trial date of October 29, 2007. The Company intends to continue to defend against the allegations against the Company in this case and believes that the Company has meritorious defenses.

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

(b) Commitments
On August 5, 2005, the Company entered into a distribution agreement with Luminetx, pursuant to which Luminetx appointed the Company as a distributor and granted the Company the exclusive right to distribute and sell the Luminetx patented biomedical imaging system known as the VeinViewer(TM) Imaging System to physicians who perform sclerotherapy, phlebectomies or varicose vein treatments, initially in the United States and the United Kingdom, with additional territories to be negotiated as VeinViewer(TM) receives regulatory clearance in other countries, on terms to be agreed. Luminetx agreed to supply the Company with a certain minimum number of VeinViewer(TM) systems for distribution by the Company at specified prices during the term of the distribution agreement, initially three years. During May 2007, the Company and Luminetx amended the agreement and revised the targeted number of VeinViewer(TM) systems to be purchased through December 31, 2007 and through April 30, 2008 to better reflect current market development and positioning strategies. The agreement was also amended so that both companies may sell to dermatologists who are not performing EVLT®. If the Company fails to purchase the annual target number of VeinViewer(TM) systems prior to May 1, 2008, for any reason, Luminetx may terminate the distribution agreement with written notice.

(9) STOCKHOLDERS’ EQUITY

At December 31, 2006, the Company had 19,448,728 shares of common stock outstanding. During the six month period ended June 30, 2007, the holders of 1,061.8303 shares of preferred stock exchanged their shares of preferred stock into 10,618,303 shares of common stock. At June 30, 2007, the Company had 30,067,031 shares of common stock outstanding.

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

During the six month period ended June 30, 2007, the holders of 1,061.8303 shares of preferred stock exchanged their shares of preferred stock into 10,618,303 shares of common stock. At June 30, 2007, the Company had 673.6044 shares of preferred stock outstanding.

DIOMED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

(10) DEBT DISCOUNT AMORTIZATION

On June 30, 2007, the Company recorded a $406,000 reduction of interest expense and increase to its debt discount to correct the amortization of the debt discount using the effective interest rate method as it was previously amortized on a straight-line basis. The effect on the previously reported periods was not material.

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

In view of our relatively limited operating history, we have limited experience forecasting our revenues and operating costs. Therefore, we believe that period-to-period comparisons of financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. To date, we have incurred substantial costs to create or acquire our products. As of June 30, 2007, we had an accumulated deficit of approximately $99 million including $18.1 million in non-cash interest expense, $1,129,000 gain related to the adjustment of the market value of a warrant liability, and $891,000 in SFAS 123R compensation expense. We may continue to incur operating losses due to spending on research and development programs, clinical trials, regulatory activities, sales, marketing, litigation, and administrative activities. This spending may not correspond with any meaningful increases in revenues in the near term, if at all. As of June 30, 2007, the Company had a cash and short term investment balance of $3.8 million. Historically, the Company has utilized $2.5 million to $3.5 million per quarter. The Company is currently exploring its financing options with the objective of maximizing the value of our jury award in the recent ‘777 patent litigation victory. As such, these costs may result in losses until such time as we generate sufficient revenue to offset such costs.

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes set forth above in this Quarterly Report and in the Annual Report.

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

EVLT(R) was the primary source of revenue in the first half of 2007, and will continue to be our primary source of revenue thru the remainder of the year. We believe that EVLT(R) will achieve a high level of commercial acceptance due to its relatively short recovery period, immediate return to the patient's normal routine barring vigorous physical activities, reduced pain and minimal scarring, and reduced costs compared to other treatments for varicose veins. We developed our EVLT(R) product line as a complete clinical solution and marketing model, including a laser, disposable kit, clinical training and customized marketing programs, to assist office-based and hospital-based physicians in responding to the growing demand for treatment of varicose veins in a minimally invasive manner. We have also published a health insurance reimbursement guide to assist physicians in the reimbursement submission process. We believe that these attributes, in addition to EVLT(R)'s superior clinical trial results, provide EVLT(R) with a competitive advantage over competing traditional and minimally invasive varicose vein treatment products.

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

(2) RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THE THREE MONTHS ENDEDJUNE 30, 2006

REVENUE

Diomed delivered revenue for the three months ended June 30, 2007 of $6,506,000, increasing approximately $431,000, or 7%, from $6,075,000 for the same period in 2006. Revenue from the EVLT(R) product line increased 13% over the same period last year, including growth of 24% in disposable procedure product revenue, demonstrating the continued and growing acceptance of EVLT(R) by the medical community and patients alike.

For the three months ended June 30, 2007, approximately $2,331,000, or 36%, of our total revenue was derived from laser sales, as compared to approximately $2,376,000, or 39%, in the same period in 2006. For the three months ended June 30, 2007, approximately $4,175,000, or 64%, of our total revenues were from sales of disposable fibers and kits, accessories, service and VeinViewer(TM), as compared to approximately $3,700,000, or 61%, in the same period in 2006. We expect the proportion of revenue derived from disposables to continue to increase as we establish a larger base of installed lasers and the number of EVLT(R) procedures performed grows.

The increase in revenue is attributable primarily to:

- increased penetration in the EVLT(R) market,

- the compounding impact of the recurring revenue stream from disposable sales to both new and existing customers,

- the impact of increased acceptance of the EVLT(R) procedure and expanded reimbursement coverage by health care insurers.

COST OF REVENUE AND GROSS PROFIT

Cost of revenue for the three months ended June 30, 2007 was $3,556,000, increasing approximately $334,000, or 10%, from $3,222,000 for the three months ended June 30, 2006. The increase in cost of revenue in 2007 was primarily a result of increased revenues and increased indirect overhead costs.

Gross profit for the three months ended June 30, 2007 was $2,950,000, increasing approximately $96,000, or 3% over the three months ended June 30, 2006. The increase in gross profit in 2007 was primarily a result of incremental sales volume. In the future, we have targeted gross profit as a percentage of sales of 60%, or more, consistent with other proprietary medical device companies, as the EVLT® product line grows.

OPERATING EXPENSES

RESEARCH AND DEVELOPMENT EXPENSES for the three months ended June 30, 2007 of $362,000 was comparable with the three months ended June 30, 2006. We expect R&D expenditures to remain relatively stable, as we continue to drive product functionality, cost improvements, and other enhancements.

SELLING AND MARKETING EXPENSES for the three months ended June 30, 2007 of $3,295,000, increased approximately $285,000, or 9% from $3,010,000 over the three months ended June 30, 2006. The increase was driven by higher sales commissions resulting from the increased sales volume and expansion into new markets, including Latin America. We anticipate continued increased expenses resulting from the larger sales organization and increased commissions from expected increases in volume.

GENERAL AND ADMINISTRATIVE EXPENSES for the three months ended June 30, 2007 of $2,976,000, increased approximately $1,076,000, or 57% from $1,900,000 from the three months ended June 30, 2006. The increase was primarily attributable to increased legal costs. For the three months ended June 30, 2007, legal and patent related costs of $1,390,000 included $768,000 of VNUS Medical Technologies, Inc. (“VNUS”) litigation related costs, and increased $680,000 compared to the three months ended June 30, 2006.

LOSS FROM OPERATIONS

As a result of the factors outlined above, the loss from operations for the three months ended June 30, 2007 was $3,683,000, increasing $1,263,000 from $2,420,000 for the three months ended June 30, 2006, as the expansion of our sales and marketing efforts during the quarter drove incremental revenue, which was offset by increases in selling and legal costs.

OTHER (INCOME) EXPENSE, NET

Other income, net for the three months ended June 30, 2007 was $87,000, compared to $1,809,000 for the three months ended June 30, 2006. Other income for the three months ended June 30, 2007 includes a $406,000 reduction of interest expense to correct the amortization of the debt discount for the three months ended December 31, 2006 and the three months ended March 31, 2007 to reflect the effective interest rate method as it was previously amortized on a straight line basis. Other income, net for the three months ended June 30, 2006 includes $1,811,000 for the non-cash, non-operating charge for the effect of the change in market value of warrants issued in the private placement financing completed on September 30, 2005. Other income, net for the three months ended June 30, 2006 also includes the non-operating impact of the theft of trade secrets settlement with Vascular Solutions, Inc.

NET LOSS

Net loss for the three months ended June 30, 2007 was $3,596,000 compared to $611,000 for three months ended June 30, 2006. The decrease reflects the increased loss from operations in 2007 and a $1,811,000 non-operating, non-recurring gain recorded in the second quarter of 2006 for the decrease in the fair value of the warrant obligation entered into on September 30, 2005.

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS

Net loss applicable to common stockholders for the three months ended June 30, 2007 was $3,596,000, or $0.12 per share, compared to $921,000, or $0.05 per share, for the three months ended June 30, 2006. During 2006, we were required to pay cash dividends to holders of the 2005 preferred stock. These cash dividends amounted to $149,000 during the three months ended June 30, 2006. In addition, because the dividend percentage was considered below market for accounting purposes, we recorded an incremental non-cash dividend of $161,000 to reflect an effective interest rate of 16.5%. As a result of the preferred stock financing closed on September 29, 2006, the 2005 preferred stock was exchanged for the 2006 preferred stock, which does not accrue dividends unless a future dilutive financing is completed within certain terms. Therefore, we ceased paying or accreting these dividends on a prospective basis subject to the terms of the 2006 preferred stock.

SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO THE SIX MONTHS ENDED
JUNE 30, 2006

REVENUE

Diomed delivered revenue for the six months ended June 30, 2007 of $12,411,000, increasing approximately $1,760,000, or 17%, from $10,651,000 for the six months ended June 30, 2006. Revenue from the EVLT(R) product line increased 17% over the six months ended June 30, 2006.

For the six months ended June 30, 2007, approximately $4,176,000, or 34%, of our total revenue was derived from laser sales, as compared to approximately $4,145,000 or 39%, in the six months ended June 30, 2006. For the six months ended June 30, 2007, approximately $8,235,000, or 66%, of our total revenues were derived from sales of disposable fibers and kits, accessories, service and VeinViewer™, as compared to approximately $6,506,000, or 61%, in the six months ended June 30, 2006. We expect the proportion of revenue derived from disposables to continue to increase as we establish a larger base of installed lasers and the number of EVLT(R) procedures performed grows.

The increase in revenue is attributable primarily to:

-	increased penetration in the EVLT(R) market,

-	the compounding impact of the recurring revenue stream from disposable sales to both new and existing customers,

~~-~~	the impact of increased acceptance of the EVLT(R) procedure and expanded reimbursement coverage by health care insurers.

COST OF REVENUE AND GROSS PROFIT

Cost of revenue for the six months ended June 30, 2007 was $6,781,000, increasing approximately $1,037,000, or 18%, from $5,744,000 for the same period in 2006. The increase in cost of revenue in 2007 was primarily a result of increased revenues and increased indirect overhead costs.

Gross profit for the six months ended June 30, 2007 was $5,630,000, or 45.4% of sales, increasing approximately $723,000 from the same period in 2006. In the future, we have targeted gross profit as a percentage of sales of 60%, consistent with other proprietary medical device companies, as the EVLT® product line grows.

OPERATING EXPENSES

RESEARCH AND DEVELOPMENT EXPENSES for the six months ended June 30, 2007 were $778,000, an increase of $60,000, or 8%, from the same period in 2006. We expect R&D expenditures to remain relatively stable, as we continue to drive product functionality, cost improvements, and other enhancements.

SELLING AND MARKETING EXPENSES for the six months ended June 30, 2007 were $6,431,000, an increase of $628,000, or 11%, over 2006. The increase resulted from higher sales commissions from the increased sales volume and expansion into new markets, including Latin America. We anticipate continued increased expenses resulting from the larger sales organization and increased commissions from expected increases in volume.

GENERAL AND ADMINISTRATIVE EXPENSES for the six months ended June 30, 2007 were $6,049,000, an increase of $2,090,000, or 53%, from the same period in 2006. The increase was primarily attributable to incremental legal fees of $1,579,000. For the six months ended June 30, 2007, legal and patent related costs of $3,097,000 included $1,954,000 of ‘777 patent litigation costs and $878,000 of VNUS Medical Technologies, Inc. (“VNUS”) litigation related costs.

LOSS FROM OPERATIONS

Loss from operations for the six months ended June 30, 2007 was $7,627,000, an increase of approximately $2,055,000 from the same period in 2006, as incremental gains from incremental revenue were offset by increased selling and legal costs.

OTHER (INCOME) EXPENSE, NET

Other expense, net for the six months ended June 30, 2007 was $321,000, compared to other income, net of $926,000 for the same period in 2006. Other income in the six months ended June 30, 2006 includes $1,040,000 for the non-cash, non-operating gain, after giving effect to the change in market value of the warrants issued in the private placement financing completed on September 30, 2005. Other income also includes the non-operating impact of the theft of trade secrets settlement with Vascular Solutions, Inc. Other income for the six months ended June 30, 2007 includes a $406,000 reduction of interest expense to correct the amortization of the debt discount for the three months ended December 31, 2006 and the three months ended March 31, 2007 to reflect the effective interest rate method as it was previously amortized on a straight line basis.

NET LOSS

Net loss for the six months ended June 30, 2007 was $7,948,000 compared to $4,647,000 for the same period 2006. The expansion of Diomed's sales and marketing efforts during the year drove incremental revenue, which was offset by the increased legal costs as well as a $1,040,000 non-cash, non-operating gain recorded in the first half of 2006 for the decrease in the fair value of the warrant obligation entered into on September 30, 2005.

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS

Net loss applicable to common stockholders was $7,948,000, or $0.31 per share, compared to $5,261,000, or $0.27 per share, for the same period 2006. During 2006, we agreed to pay cash dividends to holders of the preferred stock. These cash dividends amounted to $298,000 during the six months ended June 30, 2006. In addition, because the dividend percentage was considered below market for accounting purposes, we recorded an incremental non-cash dividend as an increase to the carrying value of the preferred stock to reflect an effective interest rate of 16.5%. As a result, in the six months ended June 30, 2006, we recorded $316,000 of non-cash preferred stock dividend. As a result of the preferred stock financing closed on September 29, 2006, the 2005 preferred stock was exchanged for the 2006 preferred stock, which does not accrue dividends unless a future dilutive financing is completed within certain terms. Therefore, we ceased paying or accreting these dividends on a prospective basis subject to the terms of the 2006 preferred stock.

(3) LIQUIDITY, CAPITAL RESOURCES AND CAPITAL TRANSACTIONS

CASH POSITION AND CASH FLOW

We have financed our operations primarily through private placements of common stock and preferred stock and private placements of convertible notes and short-term notes and credit arrangements. We had cash and short-term investment balances of approximately $3,840,000 and $9,933,000 at June 30, 2007 and December 31, 2006, respectively.

CASH USED IN OPERATIONS

Cash used in operations for the six months ended June 30, 2007 was $6,025,000. The cash used in operations reflects the net loss of $7,948,000, which includes $1,954,000 in legal fees incurred in asserting our EVLT(R) patent, and was partially offset by non-cash charges such as $214,000 of non-cash interest and $361,000 for stock based compensation. The cash flow impact of the net loss was offset by changes in working capital items totaling approximately $778,000 primarily attributed to increased accounts payable for patent litigation fees.

CASH PROVIDED BY INVESTING

Cash provided by investing activities for the six months ended June 30, 2007 was approximately $1,922,000, including proceeds from maturities of marketable securities of $2,650,000 as the Company limited reinvestment as a result of cash requirements, offset by purchases of computer and demonstration equipment of $298,000.

CASH PROVIDED BY FINANCING

Cash provided by financing activities for the six months ended June 30, 2007 was $210,000 of proceeds from our bank line of credit.

BANK LINES OF CREDIT

Diomed, Ltd., our United Kingdom-based subsidiary, utilizes an overdraft facility as well as an accounts receivable line of credit with Barclays Bank, limited to the lesser of (GBP)100,000 or 80% of eligible accounts receivable. As of June 30, 2007, Barclay’s had provided a temporary increase in the overdraft facility up to approximately $433,000. At June 30, 2007, there were currently no additional amounts available under this line. The credit line bears interest at a rate of 2.5% above Barclays' base rate (5.5% at June 30, 2007) and borrowings are due upon collection of receivables from customers. As security for the line of credit, Barclay's Bank has a lien on all of the assets of Diomed Ltd., excluding certain intellectual property. As of June 30, 2007, there was approximately $433,000 outstanding and at December 31, 2006, there was approximately $223,000 outstanding under this line of credit.

FUTURE AVAILABILITY OF CREDIT

As of June 30, 2007, other than the security under the Barclays Bank line of credit, our assets were not subject to any liens or encumbrances. Therefore, these unencumbered assets may be available as security for credit facilities we may seek in the future. However, under the terms of the convertible debentures that we issued on October 25, 2004, we agreed that, so long as at least 10% of the original principal amount of any debenture was outstanding, we would not incur indebtedness or create a lien that is senior to or having an equal priority with our obligations under the debentures, except for purchase money security interests and otherwise to the extent that we do so in the ordinary course of our business. As of June 30, 2007, two of the three investors who purchased debentures in 2004 continued to hold debentures of at least 10% of the original principal amount. Also, under the terms of the September 29, 2006 financing transaction, we agreed that so long as any investor owned at least 25% of the shares of preferred stock initially purchased, we would not incur indebtedness (other than ordinary course trade payables and installment loans) in excess of $1 million (including the Barclays Bank line of credit) without prior approval of the holders of the 65% of the outstanding 2006 preferred stock. As of June 30, 2007, the Company had a cash and short term investment balance of $3.8 million. Historically, the Company has utilized $2.5 million to $3.5 million per quarter. The Company is currently exploring its financing options with the objective of maximizing the value of its jury award in the recent ‘777 patent litigation victory.

EQUITY TRANSACTIONS

During the six month period ended June 30, 2007, the holders of 1,061.8303 shares of preferred stock exchanged their shares of preferred stock into 10,618,303 shares of common stock. At June 30, 2007, 673.6044 shares of preferred stock, convertible into 673,604 shares of common stock, remain outstanding.

At December 31, 2006, we had 19,448,728 shares of common stock outstanding and as a result of the conversions of preferred stock during the six months, at June 30, 2007 the Company had 30,067,031 shares of common stock outstanding.

COMMITMENT FOR LUMINETX DISTRIBUTION AGREEMENT

On August 5, 2005, we entered into a distribution agreement with Luminetx, pursuant to which Luminetx appointed us as a distributor and granted the Company the exclusive right to distribute and sell the Luminetx patented biomedical imaging system known as the VeinViewer(TM) Imaging System to physicians who perform sclerotherapy, phlebectomies or varicose vein treatments, initially in the United States and the United Kingdom, with additional territories to be negotiated as VeinViewer(TM) receives regulatory clearance in other countries, on terms to be agreed. Luminetx agreed to supply us with a certain minimum number of VeinViewer(TM) systems for distribution by us at specified prices during the term of the distribution agreement, initially three years. In May 2007, we and Luminetx amended the agreement and revised the targeted number of VeinViewer(TM) systems to be purchased through December 31, 2007 and through April 30, 2008 to better reflect current market development and positioning strategies. The agreement was also amended so that both companies may sell to dermatologists who are not performing EVLT®. If we fail to purchase the annual target number of VeinViewer(TM) systems prior to May 1, 2008, for any reason, Luminetx may terminate the distribution agreement with written notice.

(4) CRITICAL ACCOUNTING POLICIES

In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments considered normal and recurring and necessary for their fair presentation. Interim results are not necessarily indicative of results to be expected for the year. These interim financial statements have been prepared in accordance with the instructions for Form 10-QSB, and therefore, do not include all information and footnotes necessary for a complete presentation of operations, financial position, and cash flows of the Company in conformity with accounting principles generally accepted in the United States. The Company filed its 2006 Annual Report on Form 10-KSB with the Securities and Exchange Commission on March 20, 2007, which included audited consolidated financial statements for the year ended December 31, 2006, and included information and footnotes necessary for such presentation. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our annual report on Form 10-KSB for the year ended December 31, 2006.

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

During the first quarter 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109. This interpretation addresses the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. It prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken in a tax return. It requires that only benefits from tax positions that are more-likely-than-not of being sustained upon examination should be recognized in the financial statements. These benefits would be recorded at amounts considered to be the maximum amounts more-likely-than-not of being sustained. At the time these positions become more-likely-than-not to be disallowed, their recognition would be reversed. This interpretation is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to retained earnings. We adopted the provisions of FIN 48 effective January 1, 2007. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. Upon adoption of FIN 48 on January 1, 2007, we did not record any interest or penalties.

We are subject to taxation in the UK, US and various state jurisdictions.  Our tax years for 1998 and forward are subject to examination by the US tax authorities due to the carryforward of unutilized net operating losses.

The adoption of FIN 48 did not have a material impact on our financial condition, results of operations or cash flows.  At January 1, 2007, we had US net operating loss (“NOL”) carryforwards of approximately $46 million and foreign NOLs of approximately $20 million.   At January 1, 2007, the Company had a net deferred tax asset of approximately $25 million related to these NOLs. Due to uncertainties surrounding our ability to generate future taxable income to realize these assets, a full valuation has been established to offset our net deferred tax asset. Additionally, the future utilization of our US NOL carryforwards to offset future taxable income may be subject to a substantial annual limitation as a result of Section 382 ownership changes that may have occurred previously or that could occur in the future.  In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three year period. Since our formation, we have raised capital through the issuance of capital stock which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition. If we have experienced a change in control at any time since our formation, utilization of the NOL carryforwards would be subject to an annual limitation under Section 382. Any limitation may result in expiration of a portion of the NOL carryforwards before utilization. Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance.  Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits related to NOLs will not impact our effective tax rate.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

The Company's principal executive officer and its principal financial officer have carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a -15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2007 and have concluded that, as of such date, the Company's disclosure controls and procedures in place are effective in ensuring that material information and other information requiring disclosure is identified and communicated on a timely basis.

(b) Changes in internal control over financial reporting.

During the period covered by this report, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

'777 PATENT LITIGATION

On January 6, 2004, we filed a lawsuit in the United States District Court for the District of Massachusetts against AngioDynamics, Inc. seeking injunctive relief and damages for infringement of our U.S. Patent Number 6,398,777 (the "'777 patent") covering the endovascular laser treatment of varicose veins which we use in our EVLT(R) product line, the exclusive rights to which we acquired on September 3, 2003. On March 4, 2004, we filed a second lawsuit against Vascular Solutions in the United States District Court for the District of Massachusetts seeking injunctive relief and damages for infringement of our '777 patent. At the parties' joint request, our patent cases involving AngioDynamics and Vascular Solutions were consolidated by the court. On August 20, 2006, Judge Nathaniel Gorton rejected all of the various challenges raised by the defendants to the validity or enforceability of our '777 patent, and granted us summary judgment of validity and enforceability of the patent. Judge Gorton further denied all parties' cross-motions for summary judgment on infringement.

Trial commenced on March 12, 2007 and on March 28, 2007, the jury found in our favor and against both defendants, both for inducing infringement and for contributory infringement of our patent, and awarded nearly $12.5 million in damages. On June 20, 2007, the defendants filed for an appeal with the US Court of Appeals for the Federal Circuit. Therefore, we will not record this amount until final resolution of the appeal. In particular, the jury awarded $8.36 million against AngioDynamics and $4.1 million against VSI. On March 30, 2007 we filed a motion for a permanent injunction against AngioDynamics and VSI. Defendants sought judgment as a matter of law and/or a new trial. We sought prejudgment interest and additional post-judgment damages. On July 2, 2007, the Court granted our motion for a permanent injunction and denied defendants’ motion for judgment as a matter of law or new trial. The parties reached a stipulation regarding the issues of prejudgment interest and additional post-judgment damages, which resulted in a stipulated increase in the judgment against AngioDynamics to $9.71 million and against VSI to $4.975 million. On July 11, 2007, we filed a motion to find the defendants in contempt of the permanent injunction. Defendants filed their opposition on July 25, 2007. That motion is pending.

On April 2, 2004, we filed a lawsuit in the United States District Court for the District of Massachusetts against Total Vein Solutions, LLC, seeking injunctive relief and damages for infringement of our '777 patent. Total Vein Solutions answered the complaint, generally denying our allegations and counterclaiming for declaratory judgment of non-infringement and invalidity of the EVLT(R) patent. We are in the discovery phase of this litigation. This case is also pending before Judge Gorton. On July 13, 2007, Magistrate Judge Alexander granted our motion to compel Total Vein to respond to discovery requests and denied Total Vein’s motion to stay the litigation.

On October 14, 2004, we filed a lawsuit in the United States District Court for the District of Massachusetts against New Star Lasers, Inc., d/b/a Cooltouch, Inc., seeking injunctive relief and damages for infringement of our '777 patent. CoolTouch answered the complaint, generally denying our allegations and counterclaiming for declaratory judgment of non-infringement and invalidity of the '777 patent. We are now proceeding with the discovery phase of this litigation. This case is also pending before Judge Gorton.

On March 29, 2007 we filed a lawsuit in United States District Court for the District of Massachusetts against Dornier Medtech America, Inc. seeking injunctive relief and damages for infringement of our '777 patent. This case is also pending before Judge Gorton.

If we do not prevail in the appeal and infringement actions and we are not be able to exclude third parties from using the Company's EVLT(R) technology, the EVLT(R) patent may be determined to be impaired and our EVLT(R) revenue stream may be adversely affected.

VNUS TECHNOLOGIES LITIGATION

On July 21, 2005, a lawsuit was filed against us in the United States District Court for the Northern District of California by VNUS Medical Technologies, Inc., alleging infringement of U.S. patents Nos. 6,258,084, 6,638,273, 6,752,803, and 6,769,433, seeking injunctive relief and damages in an unspecified amount. The complaint was served on us on July 27, 2005. On September 15, 2005, we filed an answer denying the allegations of infringement, and counterclaiming against VNUS for a declaration that none of the patents are infringed and that they are all invalid.

On October 12, 2005, VNUS served an amended complaint adding two additional parties, AngioDynamics, Inc. and Vascular Solutions, Inc., as defendants. On October 31, 2005, we filed an answer to the First Amended Complaint, again denying the allegations of infringement, and counterclaiming against VNUS for a declaration that none of the patents are infringed, that they are all invalid and that two of VNUS' patents are unenforceable for inequitable conduct. . The Court held a claim construction tutorial and a hearing on claim construction issues on October 30, 2006 and issued a ruling on claims construction on November 20, 2006. The case is in the expert discovery phase, with summary judgment motions due in August. The Court has currently set a trial date of October 29, 2007. We intend to continue to defend against the allegations against us in this case and believe that we have meritorious defenses.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a) On May 22, 2007, the Company held its 2007 Annual Meeting of Stockholders, pursuant to a proxy statement that it had filed with the Securities and Exchange Commission and had furnished to holders of record of the outstanding shares of its common stock and preferred stock as of April 11, 2007. A total of 36,803,075 votes were eligible to be cast at the meeting, consisting of 28,367,031 shares of common stock voting on a one vote per share basis and 843.6044 shares of preferred stock, voting on a 10,000 votes per share basis. Of the 36,803,075 eligible votes, stockholders representing 19,491,296 votes voted their shares, and a quorum was present.

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
Edwin Snape, Ph.D.
David B. Swank
James A. Wylie, Jr.

b) The Company presented the following proposals to our stockholders at that meeting:

1. To elect nine directors to serve until the next annual meeting of stockholders, or until their successors are duly elected and qualified.

The results of which were as follows:

Director Nominee	Votes For	Votes Withheld
Geoffrey Jenkins	19,086,173	405,123
Sidney Braginsky	19,186,073	305,223
Gary Brooks	19,187,493	303,803
A. Kim Campbell	19,108,573	382,723
Joseph Harris	19,189,573	301,723
Peter Klein	19,189,673	301,623
Edwin Snape, Ph.D.	17,375,153	2,116,143
David B. Swank	17,414,543	2,076,753
James A. Wylie, Jr.	19,155,915	335,381

Accordingly, each of the director nominees was elected to serve as a director.

2. To approve an amendment to the Company’s 2003 Omnibus Plan to increase the available number of shares thereunder from 3,100,000 to 5,600,000.

The results of which were as follows:

For	Against	Abstained	Broker Non-Votes
17,152,001	2,250,754	88,540	None

Accordingly, the proposal was approved.

3. To ratify the selection of BDO Siedman, LLP as the Company’s independent registered public accounting firm for the 2007 fiscal year.

The results of which were as follows:

For	Against	Abstained	Broker Non-Votes
19,420,914	40,757	29,625	None

Accordingly, the proposal was approved.

4. To vote on other business matters that may arise before the meeting.

The results of which were as follows:
For	Against	Abstained	Broker Non-Votes
15,888,159	3,496,342	106,794	None

Accordingly, the proposal was approved.

ITEM 6. EXHIBITS AND CURRENT REPORTS ON FORM 8-K

(a) Exhibits

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Current reports on Form 8-K.

During the fiscal quarter ended June 30, 2007, we filed with the Securities and Exchange Commission Current Reports on Form 8-K as follows:
On April 26, 2007, the Company filed a Current Report regarding its financial results for the first quarter of 2007.

On May 16, 2007, the Company filed a Current Report regarding an amendment to its distribution agreement with Luminetx.

On May 17, 2007, the Company filed a Current Report regarding the annual increase in salary for Christopher J. Geberth, Vice President Finance and Corporate Controller.

On May 23, 2007, the Company filed a Current Report regarding the results of stockholder voting at its annual meeting as well as the outcome of the post-trial hearing in the ‘777 patent litigation.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DIOMED HOLDINGS, INC.
(REGISTRANT)

By:	/s/ JAMES A. WYLIE, JR.
Name: James A. Wylie, Jr.
Title: President and Chief Executive Officer, Director

Date: August 14, 2007

By:	/s/ DAVID B. SWANK
Name: David B. Swank
Title: Chief Financial Officer, Director

Date: August 14, 2007