Form 10QSB
period 2007-09-30
DIOMED HOLDINGS INC
filed 2007-11-14
CIK 1074874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT -TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________

COMMISSION FILE NUMBER 000-32045

DIOMED HOLDINGS, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	84-1480636
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1 DUNDEE PARK
ANDOVER, MA	01810
(Address of principal executive offices)	(Zip Code)
(978) 475-7771
(Registrant's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

AS OF NOVEMBER 13, 2007, THERE WERE 30,318,331 SHARES OF COMMON STOCK, PAR VALUE $0.001, OUTSTANDING.

____________________________________

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

DIOMED HOLDINGS, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-QSB
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007

TABLE OF CONTENTS

Item Number		Page Number
	Part I -Financial Information

1	Unaudited Condensed Consolidated Balance Sheets - September 30, 2007 and December 31, 2006	F-1

	Unaudited Consolidated Statements of Operations -Three Months and Nine Months Ended September 30, 2007 and 2006	F-2

	Unaudited Consolidated Statements of Cash Flows - Months Ended September 30, 2007 and 2006	F-3

	Notes to Unaudited Consolidated Financial Statements	F-4

2	Management's Discussion and Analysis or Plan of Operation	1

3	Controls and Procedures	15

	Part II - Other Information	16

1	Legal Proceedings	16

6	Exhibits	18

	Signatures	19

Diomed Holdings, Inc.
Unaudited Condensed Consolidated Balance Sheets
As of September 30, 2007 and December 31, 2006

	September 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$7,408,838	$7,306,578
Short term investments	-	2,626,880
Accounts receivable, net	3,114,743	3,144,056
Inventories	5,182,050	4,021,217
Prepaid expenses and other current assets	766,231	268,343
Total current assets	16,471,862	17,367,074

Property, plant and equipment, net	1,225,901	1,260,507
Intangible assets, net	3,651,826	4,006,927
Investment in Luminetx	1,000,000	1,000,000
Other assets	791,783	204,770
Total assets	$23,141,372	$23,839,278

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$6,775,461	$2,970,443
Accrued expenses	3,417,293	2,158,157
Current portion of deferred revenue	390,032	278,284
Current portion of note payable	750,000	-
Warrant liability	52,874	-
Bank loan	279,065	223,491
Total current liabilities	11,664,725	5,630,375

Deferred revenue, net of current portion	144,677	110,044
Convertible notes payable ($3,712,000 face value, net of $2,143,645 debt discount at September 30, 2007 and $3,712,000 face value, net of $2,671,285 debt discount at December 31, 2006)	1,568,355	1,040,715
Note payable ($6,000,000 face value, net of $1,722,874 debt discount at September 30, 2007), net of current portion (Note 10)	3,527,126	-
Deferred interest	570,000	-
Total liabilities	17,474,883	6,781,134
Commitments and contingencies
Stockholders' equity	5,666,489	17,058,144
Total liabilities and stockholders' equity	$23,141,372	$23,839,278

The accompanying notes are an integral part of these consolidated financial statements.

Diomed Holdings, Inc.
Unaudited Condensed Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2007 and 2006

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007		2006
Revenues	$6,355,423	$5,321,080		$18,766,712	$15,972,476
Cost of revenues	3,540,369	3,042,223		10,321,718	8,786,487
Gross profit	2,815,054	2,278,857		8,444,994	7,185,989
Operating expenses:
Research and development	467,351	422,596		1,244,868	1,140,170
Selling and marketing	2,926,915	2,687,000		9,357,810	8,490,263
General and administrative	2,999,162	1,906,886		9,047,734	5,865,439
Total operating expenses	6,393,428	5,016,482		19,650,412	15,495,872
Loss from operations	(3,578,374)	(2,737,625)		(11,205,418)	(8,309,883)
Other (income) expense, net:
(Gain) Loss on fair value adjustment on warrant liability	--	68,995		--	(971,442)
Interest expense, non-cash	313,227	96,078		527,641	288,229
Interest and other (income) expense, net	115,963	76,480		222,098	(958)
Total other (income) expense, net	429,190	241,553		749,739	(684,171)
Net loss	(4,007,564)	(2,979,178)		(11,955,157)	(7,625,712)
Less preferred stock cash dividends	--	(149,063)		--	(447,353)
Less preferred stock non-cash dividends	--	(167,480)		--	(483,586)
Less beneficial conversion feature on 2006 preferred stock	--	(469,938)		--	(469,938)
Less deemed dividend on exchange of 2005 preferred stock	--	(2,980,439)		--	(2,980,439)
Less deemed dividend on 2006 preferred stock	(4,739,890)	--		(4,739,890)	--
Net loss applicable to common stockholders	$(8,747,454)	$(6,746,098)		$(16,695,047)	$(12,007,028)
Basic and diluted net loss per share applicable to common stockholders	$(0.29)	$(0.35	$	) (0.62)	$(0.62)
Basic and diluted weighted average common shares outstanding	30,067,031	19,448,728		27,029,974	19,447,812

The accompanying notes are an integral part of these consolidated financial statements.

DIOMED HOLDINGS, INC.
Unaudited Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2007	2006
Cash Flows from Operating Activities:
Net loss	$(11,955,157)	$(7,625,712)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	743,524	690,166
Amortization of EVLT(R) discount	--	4,902
Non-cash interest expense	527,641	288,229
Accretion of discount on marketable securities	(29,095)	(105,157)
Amortization of deferred financing costs	72,728	72,727
Fair value of stock options	591,326	443,524
Gain on fair value adjustment on warrant liability	--	(971,442)
Changes in operating assets and liabilities:
Accounts receivable	62,374	194,794
Inventories	(1,039,840)	(814,835)
Prepaid expenses and other current assets	(482,773)	(269,367)
Deposits	(2,027)	(6,931)
Accounts payable	3,561,187	368,547
Accrued expenses and deferred revenue	498,759	(229,365)
Net cash used in operating activities	(7,451,353	) (7,959,920)
Cash Flows from Investing Activities:
Purchase of property and equipment	(294,271)	(500,012)
Purchase of available for sale securities	(429,987)	(687,099)
Proceeds from maturities of available for sale securities	3,086,000	3,800,000
Investment in Luminetx	--	(250,000)
Net cash provided by investing activities	2,361,742	2,362,889
Cash Flows from Financing Activities:
Net proceeds from bank borrowings	55,574	366,595
Payments on EVLT(R) purchase obligation	--	(250,000)
Dividend payments	--	(447,353)
Proceeds from preferred stock financing, net		9,349,400
Proceeds from debt financing, net	5,142,286	--
Net cash provided by financing activities	5,197,860	9,018,642
Effect of Exchange Rate Changes	(5,989)	(41,858)
Net Increase in Cash and Cash Equivalents	102,260	3,379,753
Cash and Cash Equivalents, beginning of period	7,306,578	9,562,087
Cash and Cash Equivalents, end of period	$7,408,838	$12,941,840
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$302,411	$275,883
Non-cash Investing and Financing Activities:
Fair value of warrants exchanged for distribution rights	--	$137,403
Value ascribed to debt discount related to convertible debt	$--	$2,255,843
Value ascribed to debt discount related to Hercules debt	$1,722,874	$--
Fair value adjustment on preferred stock to bring preferred stock to its immediately exchangeable value	$--	$2,980,439
Non-cash note payable for Luminetx investment	$-	$250,000
Deemed dividend on 2006 preferred stock	$4,739,890	$--

The accompanying notes are an integral part of these consolidated financial statements.

DIOMED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
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

(2) BASIS OF PRESENTATION

In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments considered normal and recurring and necessary for their fair presentation. Interim results are not necessarily indicative of results to be expected for the year. These interim financial statements have been prepared in accordance with the instructions for Form 10-QSB and therefore do not include all information and footnotes necessary for a complete presentation of operations, financial position, and cash flows of the Company in conformity with accounting principles generally accepted in the United States. The Company filed with the Securities and Exchange Commission its 2006 annual report on Form 10-KSB on March 20, 2007, which included audited consolidated financial statements for the year ended December 31, 2006, and included information and footnotes necessary for such presentation. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2006.

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
SEPTEMBER 30, 2007
(UNAUDITED)

(a) INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out) or market. Work-in-progress and finished goods consist of materials, labor and manufacturing overhead. Inventories consist of the following:

	September 30,	December 31,
	2007	2006
Raw Materials	$1,442,263	$1,571,135
Work-in-Process	1,493,272	797,934
Finished Goods	2,246,515	1,652,148
	$5,182,050	$4,021,217

(b) DEFERRED REVENUE

Deferred revenue at September 30, 2007 was as follows:

September 30,
2007
Beginning balance	$388,328
Additions	893,607
Revenue/recognized	(747,226)
Ending balance	$534,709

(c) ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company maintains stock-based incentive plans, providing stock incentives to employees and directors. The Company grants options to employees and directors to purchase common stock at an option price equal to the market value of the stock at the date of grant. Effective January 1, 2006, the Company accounts for share-based payments in accordance with SFAS 123(R). Prior to the effective date of SFAS 123(R), the Company applied APB 25 and related interpretations to stock option grants. APB 25 provided that the compensation expense relative to stock options was measured based on the intrinsic value of the stock option at date of grant.

Under the modified prospective approach, SFAS 123(R) applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost includes all share-based payments granted prior to, but not yet vested on, January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Compensation cost is recognized as expense over the requisite service period, which is generally the vesting period. Prior periods were not restated to reflect the impact of adopting the new standard.

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

DIOMED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net loss	$(4,007,564)	$(2,979,178)	$(11,955,157)	$(7,625,712)
Unrealized holding gain (loss)
on marketable securities	-	29	-	(202)
Foreign currency translation adjustment	59,824	37,559	89,893	164,378
Comprehensive loss	$(3,947,740)	$(2,941,590)	$(11,865,264)	$(7,461,536)

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

Marketable securities included in cash and cash equivalents and short term investments at September 30, 2007, all of which mature within one year, consist of the following:

			Unrealized	Unrealized
	Amortized Cost	Fair Value	Gains	Losses
Money Market Funds	$594,238	$594,238	$--	$--

As Reported:

			Unrealized	Unrealized
	Amortized Cost	Fair Value	Gains	Losses
Cash and Cash
Equivalents	$594,238	$594,238	$--	$--

Marketable securities included in cash and cash equivalents and short term investments at December 31, 2006, all of which mature within one year, consist of the following:

			Unrealized	Unrealized
	Amortized Cost	Fair Value	Gains	Losses
Money Market Funds	$2,521,968	$2,521,968	$--	$--
Commercial Paper	6,063,871	6,064,172	301	--
	$8,585,839	$8,586,140	$301	$--

As Reported:

			Unrealized	Unrealized
	Amortized Cost	Fair Value	Gains	Losses
Cash and Cash
Equivalents	$5,958,921	$5,959,260	$339	$--
Short term investments	2,626,918	2,626,880	--	38
	$8,585,839	$8,586,140	$339	$38

DIOMED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

(f) RECENT ACCOUNTING PRONOUNCEMENTS

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

(4) NET LOSS PER SHARE

Net loss per share is computed based on the guidance of SFAS No. 128, Earnings per Share. SFAS No. 128 requires companies to report both basic loss per share, which is based on the weighted average number of common shares outstanding, and diluted loss per share, which is based on the weighted average number of common shares outstanding and the dilutive potential common shares outstanding using the treasury stock method. The calculation of net loss applicable to common stockholders for the three and nine month periods ended September 30, 2007 includes $4,739,890 of deemed dividends for the value of additional shares issuable to the 2006 preferred stockholders upon conversion, in consideration of their consent and waiver of dividends in the recent Hercules Debt financing. (See Note 10).

DIOMED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

The calculation of net loss applicable to common stockholders for the three and nine month periods ended September 30, 2006 includes $167,480 and $483,586, respectively, of non-cash preferred stock dividends accreted for future increasing rate dividends, $149,063 and $447,353, respectively, of preferred stock cash dividends earned during the period related to the September 30, 2005 private placement, and $2,980,439 of deemed dividends related to the 2006 preferred stock financing. Upon completion of the 2006 preferred stock financing, the Company exchanged the 2005 preferred stock for new preferred stock which does not currently accrue dividends.

As a result of the losses incurred by the Company for the three and nine month periods ended September 30, 2007 and 2006, all potential common shares were antidilutive and were excluded from the diluted net loss per share calculations. The following table summarizes securities outstanding as of each of the periods, which were not included in the calculation of diluted net loss per share since their inclusion would be antidilutive.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Common Stock Options	3,676,199	2,423,787	3,676,199	2,423,787
Common Stock Warrants	6,492,110	6,055,303	6,492,110	6,055,303
Convertible Debt	5,302,857	3,227,826	5,302,857	3,227,826
Preferred Stock	11,066,358	17,354,347	11,066,358	17,354,347

(5) LINE OF CREDIT ARRANGEMENTS

Diomed, Ltd., the Company's United Kingdom-based subsidiary, utilizes an overdraft facility as well as an accounts receivable line of credit with Barclays Bank, limited to the lesser of (GBP) 100,000 or 80% of eligible accounts receivable. As of September 30, 2007, Barclay’s had provided a temporary increase in the overdraft facility up to approximately $279,000. The credit line bears interest at a rate of 2.5% above Barclays' base rate (5.75% at September 30, 2007) and borrowings are due upon collection of receivables from customers. As security for the line of credit, Barclay's Bank has a lien on all of the assets of Diomed, Ltd., excluding certain intellectual property. As of September 30, 2007, there was approximately $279,000 outstanding and at December 31, 2006, there was approximately $223,000 outstanding under this line of credit.

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

DIOMED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

As of September 30, 2007, 2,050,975 options and other incentive stock awards were available for future grants under the 2003 Omnibus Plan. In addition, 12,718 options were available under the 2001 Plan and 1,123 options were available under the 1998 Plan as of September 30, 2007.

A summary of stock option activity for the 2003 Omnibus Plan, the 2001 Plan and the 1998 Plan is as follows:

	Range of	Number	Weighted Average	Weighted Average
	Exercise Price	of Shares	Exercise Price	Remaining Life
Outstanding, December 31, 2006	$0.96 - $205.75	2,478,376	$4.63
Granted	0.78 - 1.41	1,480,218	0.86
Forfeited	0.81 - 179.60	(282,379)	4.18
Expired	205.75	(16)	205.75
Outstanding, September 30, 2007	$0.78 - $205.75	3,676,199	$3.14	8.08
Exercisable, September 30, 2007	$0.78 - $205.75	2,235,292	$4.47	7.26

During the nine months ended September 30, 2007 and 2006, the Company recorded $509,000 and $444,000, respectively, in non-cash charges in accordance with of SFAS 123R. As of September 30, 2007, there was approximately $1,079,000 of total unrecognized compensation cost related to unvested options. That cost is expected to be recognized over a weighted average period of 1.18 years. The Company plans on using authorized common stock for shares to be issued upon exercise of stock options. There were no stock options exercised during the nine months ended September 30, 2007.

The weighted-average grant date fair value of options granted for the nine-months ended 2007 and 2006 was $0.62 and $1.65, respectively. The intrinsic value of options outstanding and options exercisable at September 30, 2007 was $83,675 and $15,447, respectively. The intrinsic value of options outstanding and options exercisable at September 30, 2006 was $1,588 and $698, respectively. To calculate the intrinsic value, the Company used the market price of $0.87 and $1.20 versus the exercise price at September 30, 2007 and 2006, respectively.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the applicable period:

	Nine Months Ended September 30,
	2007	2006
Risk-free interest rate	4.66%	4.37%
Expected dividend yield	--%	--%
Expected lives (in years)	2.5 - 5.8 years	2.5 - 5.9 years
Expected volatility	66.4 - 88.5%	71.2 - 89.3%

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

The intrinsic value of options vested at September 30, 2007 was $15,447. The fair value of options vested during the nine months ended September 30, 2007 was approximately $509,000. At September 30, 2007, there were 1,443,907 unvested stock options outstanding with a weighted average grant date fair value of $0.78.

DIOMED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

The following table summarizes outstanding and exercisable options as of September 30, 2007.

	OUTSTANDING			EXERCISABLE
			Weighted Average		Weighted Average
Exercise Price	Shares	Remaining Life*	Exercise Price	Shares	Exercise Price
$ 0.78 - 0.81	1,278,000	9.55	$0.80 245,123	$0.81
0.82 - 2.16	365,232	8.41	1.37	164,653	1.58
2.17 - 4.00	713,284	8.00	2.44	505,833	2.50
4.01 - 4.75	664,979	7.06	4.25	664,979	4.25
4.76 - 5.00	539,900	6.41	5.00	539,900	5.00
5.01 - 11.50	94,211	5.37	8.71	94,211	8.71
11.51 - 49.00	6,260	3.74	31.15	6,260	31.15
49.01 - 87.00	4,700	4.31	51.06	4,700	51.06
87.01 - 164.00	3,329	0.77	118.27	3,329	118.27
164.01 - 205.75	6,304	0.55	174.21	6,304	174.21
	3,676,199		$3.14	2,235,292	$4.47

* Weighted average remaining contractual life (in years).

(b) A summary of warrant information is as follows:

				Weighted Average
	Range of	Number of	Weighted Average	Remaining Contractual
	Exercise Price	Shares	Exercise Price	Life (In Years)
Outstanding, December 31, 2006(i, ii)	$0.025 - $2.90	6,055,303	$1.63 3.36
Granted to 2005 PIPE Holders(iii)	1.75	300,855	1.75	3.00
Granted to Placement Agent 2006(iv)	1.01	48,995	1.01	4.00
Granted to Placement Agent 2007(v)	0.70	86,957	0.70	5.00
Outstanding, September 30, 2007	$0.025 - $2.90	6,492,110	$1.35	2.65
Exercisable, September 30, 2007	$0.025 - $2.90	6,492,110	$1.35	2.65

(i) In conjunction with the completion of the Hercules financing on September 28, 2007, the exercise price of the warrants to purchase 2,657,461 shares of Common Stock issued to the investors in the Company's financing transaction completed October 28, 2004 (the "2004 Warrants") was reduced from $1.15 to $0.70 per share of common stock;

(ii) In conjunction with the completion of the Hercules financing on September 28, 2007, the exercise price of the warrants to purchase 85,578 shares of Common Stock issued to designees of the Company’s former placement agent, Sunrise Securities Corp. (“the Sunrise Warrants”), was reduced from $1.15 to $0.70 per share;

(iii) In conjunction with the completion of the Hercules financing on September 28, 2007, the exercise price of the warrants to purchase 2,272,000 shares of Common Stock issued to the investors in the Company's financing transaction completed September 30, 2005 (the "2005 Warrants") was reduced from $1.98 to $1.75 per share, and the number of shares of common stock issuable upon exercise of the 2005 Warrants was increased from 2,272,000 to 2,572,855;

(iv) In conjunction with the completion of the Hercules financing on September 28, 2007, the exercise price of the warrants to purchase 370,000 shares of Common Stock issued to designees of the Company's former placement agent, Musket Research Associates, Inc., in the Company’s financing transaction completed September 29, 2006 (the "MRA Warrants"), was reduced to $1.01 per share, and the number of shares of common stock issuable upon exercise of the MRA Warrants was increased from 370,000 to 418,995;

(v) In conjunction with the completion of the Hercules financing on September 28, 2007, the Company granted the placement agent, Hercules Technology Growth Capital, Inc., 86,957 warrants at an exercise price of $0.70 per share of common stock. (See Note 10).

DIOMED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
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

This table presents revenues by reportable segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Laser systems	$1,877,753	$1,980,183	$6,054,334	$6,125,422
Fibers, accessories, and service	4,477,670	3,340,897	12,712,378	9,847,054
Total	$6,355,423	$5,321,080	$18,766,712	$15,972,476

The following table represents percentage of revenues and long-lived assets by geographic destination:

	% of Revenue		Long-lived Assets
	Nine Months Ended September 30,
			September 30,	December 31,
	2007	2006	2007	2006
United States	70%	75%	$6,209,961	$5,994,202
Asia/Pacific	10%	9%	--	--
Europe	14%	12%	446,888	478,002
Other	6%	4%	12,661	--
Total	100%	100%	$6,669,510	$6,472,204

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

Trial commenced on March 12, 2007 and on March 28, 2007, the jury found in favor of Diomed and against both defendants, both for inducing infringement and for contributory infringement of Diomed’s patent, and awarded nearly $12.5 million in damages. On June 20, 2007, the defendants filed for an appeal with the US Court of Appeals for the Federal Circuit. Therefore, the Company will not record this amount until final resolution of the appeal. In particular, the jury awarded $8.36 million against AngioDynamics and $4.1 million against VSI. On March 30, 2007 Diomed filed a motion for a permanent injunction against AngioDynamics and VSI. Defendants sought judgment as a matter of law and/or a new trial. Diomed sought prejudgment interest and additional post-judgment damages. On July 2, 2007, the Court granted Diomed’s motion for a permanent injunction and denied defendants’ motion for judgment as a matter of law or new trial. The parties reached a stipulation regarding the issues of prejudgment interest and additional post-judgment damages, which resulted in a stipulated increase in the judgment against AngioDynamics to $9.71 million and against VSI to $4.975 million. On July 11, 2007, Diomed filed a motion to find the defendants in contempt of the permanent injunction. Defendants filed their opposition on July 25, 2007. On October 3, 2007 Diomed filed supplemental papers regarding the contempt motion. Defendants filed their opposition on October 5, 2007. The contempt motion is pending.

DIOMED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

On April 2, 2004, the Company filed a lawsuit in the United States District Court for the District of Massachusetts against Total Vein Solutions, LLC, seeking injunctive relief and damages for infringement of the '777 patent. Total Vein Solutions answered the complaint, generally denying the Company’s allegations and counterclaiming for declaratory judgment of non-infringement and invalidity of the EVLT(R) patent. The Company is in the discovery phase of this litigation. This case is also pending before Judge Gorton. On July 13, 2007, Magistrate Judge Alexander granted the Company’s motion to compel Total Vein to respond to discovery requests and denied Total Vein’s motion to stay the litigation. The Company awaits a ruling on Diomed’s motion for preliminary injunction.

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

On October 12, 2005, VNUS served an amended complaint adding two additional parties, AngioDynamics, Inc. and Vascular Solutions, Inc., as defendants. On October 31, 2005, the Company filed an answer to the First Amended Complaint, again denying the allegations of infringement, and counterclaiming against VNUS for a declaration that none of the patents are infringed, that they are all invalid and that two of VNUS' patents are unenforceable for inequitable conduct. The Court held a claim construction tutorial and a hearing on claim construction issues on October 30, 2006 and issued a ruling on claims construction on November 20, 2006. In a series of pretrial rulings, the Court denied summary judgment motions brought by VNUS (for a finding of infringement) and by the Company (for findings of patent invalidity and non-willfulness). In the pretrial conference held on October 16, 2007, the Court heard twelve motions in limine, eleven of which were resolved in favor of the Company and one in favor of VNUS. The Court further postponed the trial date originally scheduled for October 29, 2007. A further status conference has been scheduled for December 7, 2007. The Company intends to continue to defend against the allegations against the Company in this case and believes that the Company has meritorious defenses.

DIOMED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

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

(9) STOCKHOLDERS’ EQUITY

At December 31, 2006, the Company had 19,448,728 shares of common stock outstanding. During the nine month period ended September 30, 2007, the holders of 1,061.8303 shares of preferred stock exchanged their shares of preferred stock into 10,618,303 shares of common stock. At September 30, 2007, the Company had 30,067,031 shares of common stock outstanding. On October 2, 2007, a holder of the variable rate convertible debentures that we issued on October 25, 2004 converted $175,910 of debt into 251,300 shares of common stock.

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

During the nine month period ended September 30, 2007, the holders of 1,061.8303 shares of preferred stock exchanged their shares of preferred stock for 10,618,303 shares of common stock. At September 30, 2007, the Company had 673.6044 shares of preferred stock outstanding.

(10) 2007 DEBT FINANCING TRANSACTION

On September 28, 2007, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Hercules Technology Growth Capital, Inc. (“Hercules”). The Loan Agreement provides for a term loan (the “Loan”) of up to $10 million in two tranches, an initial $6 million tranche, which was funded on September 28, 2007, and an additional $4 million tranche available at the Company’s option at any time during the period from January 31, 2008 through March 31, 2008. The net proceeds of the Loan are for the Company’s working capital purposes.

DIOMED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

The Loan is secured by the assets of the Company, including the $14.7 million judgment awarded to Diomed, Inc. against AngioDynamics, Inc. and Vascular Solutions, Inc. in the Company’s lawsuit in which AngioDynamics and Vascular Solutions were found to have infringed the Company’s EVLT® patent. The Company also granted Hercules a pledge of the shares of Diomed, Inc., and a pledge of its wholly-owned United States subsidiaries and a share pledge of 65% of the outstanding shares of its wholly-owned United Kingdom subsidiary, Diomed Limited.

The Loan bears interest at the prime rate plus 3.20%, will be repayable on an interest-only basis through June 30, 2008 and will thereafter become payable in 24 equal monthly installments of principal and interest, with the final installment due on July 1, 2010, at which time a deferred interest charge of 9.5% of the funds borrowed will also be payable. When the Company borrowed $6 million on September 28, 2007, the Company recorded the deferred interest charge based on the 9.5% of $6 million borrowed, or $570,000, in other long-term liabilities on its balance sheet and included the amount as a debt discount. Upon borrowing the additional $4 million, the Company will record the additional deferred interest charge of 9.5% on $4 million, or $380,000 and include that amount as an additional debt discount. The Loan may be prepaid at the Company’s option, subject to a prepayment fee of 3% of the funds borrowed (if prepaid during the first 12 months), 2% of the funds borrowed (if prepaid during after twelve months but before 24 months) or 1% (if prepaid at 24 months or thereafter).

The Company agreed to pay $320,000 of legal fees and investment expenses incurred by Hercules in connection with negotiating the Loan Agreement. The Company also accrued other related legal costs and listing fees of approximately $338,000, and therefore recorded $658,000 as debt financing costs on its balance sheet. This amount will be amortized to interest expense using the effective interest method in the statement of operations over the period through the estimated call date of the loan, October 25, 2008.

As additional consideration, the Company also issued to Hercules warrants to purchase up to 86,957 shares of the Company’s common stock at an exercise price of $0.70 per share, with a term of five years (the “the Lender Warrants”). The Company valued the warrants at $52,874 using the Black-Scholes Option Pricing Model and classifed this amount as a discount to the Loan. The Company reviewed the terms of the warrant agreement and since a net cash settlement possibility exists until the Company receives listing approval from the AMEX, the Company determined that liability treatment was appropriate in accordance with EITF 00-19. The Company recorded a warrant liability in current liabilities for $52,874. This amount will be marked to market each reporting period until the Company receives listing approval from the AMEX at which time the amount will be reclassified to equity and no longer marked to market.

The Company paid Hercules a $200,000 commitment fee in connection with the Loan at closing and has agreed to pay a success fee of $900,000 on June 30, 2008 and 1% of the gross consideration paid for the acquisition of the Company, should a change of control occur. The Company recorded the $900,000 success fee in accrued liabilities as it is payable on June 30, 2008.

Based on the above, the Company recorded a discount against the Loan of $1,722,874 representing the commitment fee of $200,000, the success fee of $900,000, the fair value of the 86,957 warrants of $52,874, and the deferred interest of $570,000. This amount will be accreted back to the Loan through charges against non-cash interest expense using the effective interest method in the statement of operations over the period through October 25, 2008.

Consent by Holders of Variable Rate Convertible Debentures

The terms of the outstanding Variable Rate Convertible Debentures due October 2008 (the “2004 Debentures”), issued by the Company on October 25, 2004, provide that the Company may not incur indebtedness that is senior to or pari passu with the indebtedness represented by the 2004 Debentures or grant a security interest in the Company’s assets. To enable the Company to enter into the Loan Agreement, on September 28, 2007, the Company negotiated for and obtained the consent of each of the four holders of 2004 Debentures (the “Debenture Holders”) pursuant to an Agreement and Consent (the “Debenture Holder Consent”).

DIOMED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)
Pursuant to the Debenture Holder Consent, the Company amended and restated the 2004 Debentures in the form of an Amended and Restated Variable Rate Secured Subordinated Convertible Debenture due October 2008 (the “Secured 2004 Debenture”) by (i) increasing the rate of interest from 400 basis points over six-month LIBOR to the greater of 10% and 500 basis points over six-month LIBOR, (ii) reflecting the adjusted conversion price of the Secured 2004 Debentures of $0.70 per share, which adjustment results from the anti-dilution adjustment of the 2004 Debentures caused by the issuance of the Lender Warrants (discussed under “Impact on Outstanding Securities,” below) and (iii) granting a security interest in all of the Company’s assets (and, as set forth in a guaranty by Diomed, Inc. of the Company’s obligations under the Secured 2004 Debenture and a separate security agreement, the assets of Diomed, Inc.), subordinated to the security interest granted to Hercules. The Company made certain representations, warranties and other agreements with the Debenture Holders, including reimbursement of their legal fees, but paid no remuneration for obtaining the Debenture Holder Consents.

The Debenture Holders and Hercules entered into an Intercreditor Agreement, dated September 28, 2007, acknowledged by the Company, pertaining to the creditors’ respective rights to the collateral comprising their respective security interests in the Company’s assets. The Intercreditor Agreement enables Hercules to block the Company from repaying the Secured 2004 Debentures when they become payable (October 25, 2008), in which case, under the Debenture Holder Consent, the Company agreed to repay Hercules with the proceeds of the judgment in the EVLT® patent litigation case, so long as the Company has received at least $10 million from that $14.7 million judgment by that time. The Company expects to prevail in the ‘777 patent litigation appeal and receive an award in excess of $10 million. Therefore, the Company considers this a possible call option and since the event will cause the Hercules Loan to be repaid before its scheduled maturity date for a fixed settlement amount, the Company determined that the debt discount amortization should occur over the period to the earliest call date so that the carrying amount of the debt at that date is equal to the settlement amount. The Company will use the effective interest rate method to recognize interest expense over the period until first possible call. Therefore, the discount and the debt issuance costs will be amortized through October 25, 2008. If during the period, the Company determines that the possible repayment will differ from October 25, 2008, the Company will treat that as a change in estimate and recognize the remaining unamortized discount over the revised period.

Pursuant to the anti-dilution rights under the 2004 Debenture agreements, as a result of the Lender Warrants, the Company was required to reduce the conversion prices for the 2004 Debentures from $1.15 to $0.70 and exercise prices for warrants issued under prior financing transactions.

The Company determined that the conversion and exercise price changes were not modifications to the terms of their respective agreements, but were executions of certain rights within those agreements. Under EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments” (“EITF 00-27”), Issue #7, the Task Force reached a consensus that if the terms of a contingent conversion option do not permit an issuer to compute the number of shares that the holder would receive if the contingent event occurs and the conversion price is adjusted, an issuer should wait until the contingent event occurs and then compute the resulting number of shares that would be received pursuant to the new conversion price.

The Hercules Loan transaction was the second time that the anti-dilution rights of the 2004 Debentures were triggered. Prior to the 2006 preferred stock financing, the 2004 Debentures were convertible into 1,620,961 shares, and after the 2006 preferred stock financing the 2004 Debentures were convertible into 3,227,826 shares, as the conversion price was reduced from $2.29 per share to $1.15 per share as a result of the 2006 preferred stock financing.  After the Hercules Loan the 2004 Debentures became convertible into 5,302,857 shares, as the conversion price was reduced from $1.15 per share to $0.70 per share as a result of the issuance of the Lender Warrants.  The resulting incremental intrinsic value from triggering the contingent feature is calculated as the difference of 2,075,031 shares provided to the Debenture Holders due to their anti-dilution rights multiplied by the market price of the common stock on the date of the original debt commitment of $2.26, totaling $4,689,570.

DIOMED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

However, as a result of the 2006 preferred stock financing, the Company had previously increased the discount on the 2004 debentures up to the original proceeds allocated to the debt and therefore, the discount cannot be increased further. The debt discount will continue to be accreted back to debt over the remaining term of the 2004 Debentures through charges against non-cash interest expense in the Company’s Statements of Operations. The balance of the 2004 Debentures at September 30, 2007 was $1,568,355, net of unamortized discount of $2,143,645.

Consent by Holders of Preferred Stock

The terms of the outstanding shares of Preferred Stock issued by the Company on September 29, 2006 also prohibit the Company’s incurrence of debt and the issuance of Common Stock equivalents, such as the Lender Warrants, at a price lower than $1.15 per share exchange rate of the Preferred Stock (a “Dilutive Issuance”), and provide that dividends must begin to accrue and be payable in the event of a Dilutive Issuance.

To enable the Company to enter into the Loan and the transactions contemplated thereby (including the amended terms of the 2004 Debentures) and to avoid being required to pay dividends, the Company negotiated for and obtained the consent of the requisite holders of Preferred Stock (the “Preferred Stockholders”), which consent was provided under an Agreement and Consent (the “Preferred Stockholder Consent”).

Pursuant to the Preferred Stockholder Consent, the Company agreed that upon exchange of the Preferred Stock in accordance with its terms, the Company will issue to the holders of the Preferred Stock that provided their consents to the Loan, in addition to those shares of Common Stock issuable upon such exchange, additional shares of Common Stock such that the holders of Preferred Stock that provided their consents to the Loan will receive in total the number of shares of Common Stock as if the exchange rate of the Preferred Stock were $0.70 per share.

Under the Preferred Stockholder Consents, among other things, the Preferred Stockholders that provided their consents to the Loan (i) permitted the Company’s incurrence of indebtedness under the Loan and the amendments to the 2004 Debentures, (ii) agreed that they had no rights to participate in the Loan, (iii) agreed to limit voting of their Preferred Stock to the number of underlying shares of Common Stock at the exchange rate of $1.15 (without giving effect to the additional shares the Company agreed to issue upon conversion), (iv) agreed to permit the issuance of the Lender Warrant, even though it is a dilutive issuance and (v) agreed that, notwithstanding the issuance the Lender Warrant or the adjustments to the 2004 Debentures, (1) no anti-dilution adjustment to the Preferred Stock would occur and (2) dividends would not begin to accrue or be payable on the Preferred Stock as a result of the Dilutive Issuance.

Under EITF 00-27, the Task Force reached a consensus that if the terms of a contingent conversion option do not permit an issuer to compute the number of shares that the holder would receive if the contingent event occurs and the conversion price is adjusted, an issuer should wait until the contingent event occurs and then compute the resulting number of shares that would be received pursuant to the new conversion price.

As discussed above, the Preferred Stockholders had the contractual anti-dilution right to receive both an increase in the number of shares and a decrease in the conversion price of their shares. However, for anti-dilution rights and for consideration of their consents and waivers of dividends, the Company provided the Preferred Stockholders with a separate conversion price adjustment which in effect allows the preferred stockholders to convert their preferred shares into common shares as if their conversion price was lowered to $0.70. Consequently, the Preferred Stockholders are entitled to an additional 4,330,314 shares upon conversion.

The Company calculated the result of the anti-dilution formula as defined under the 2006 Preferred Stockholder agreement and determined that the anti-dilution adjustment would have resulted in a decrease to the conversion price from $1.15 to $0.80 and an increase in the number of shares issuable upon conversion of 2,947,019 shares. In accordance with EITF 00-27, the Company multiplied the additional 2,947,019 shares by the original market price on the closing date of $1.20, for a result of $3,536,423.

DIOMED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

The residual 1,383,295 shares were deemed to be issued for consideration of the consent and waiver of dividend rights and were therefore valued using the closing price of the common stock on the day of closing the current transaction, $0.87, for a value of $1,203,466. The sum of these two values, $4,739,890 is analogous to a dividend and recognized as a return to shareholders and has been included as a dividend on the 2006 Preferred Stock in the Company’s calculation of Net Loss Applicable to Common Stockholders and Basic and Diluted Net Loss per Share.

Impact on Outstanding Securities

As stated above, as consideration for the Preferred Stockholder Consents, the Company agreed to issue additional shares of common stock upon exchange of the Preferred Stock. There were 673.6044 shares of Preferred Stock issued and outstanding, exchangeable for a total of 6,736,044 shares of common stock, at an exchange rate of $1.15 per share of common at $11,500 per share of Preferred Stock prior to the transaction. All of the holders of Preferred Stock provided their consents. As a result, the Company was required to issue up to an additional 4,330,314 shares of its common stock at such time as the Preferred Stock is tendered for exchange, for a total of 11,066,358 shares.

Additionally, the terms of certain of the Company’s currently outstanding securities (the “Anti-dilution Securities”) provide for adjustments to the effective price payable for shares of common stock upon conversion or exercise of those Anti-dilution Securities when the Company completes certain future transactions and the effective price per share of the common stock or common stock equivalents that are issued in the future transaction is less than the effective price per share under the terms of the Anti-dilution Security.

Accordingly, the Company’s issuance of the Lender Warrant caused the following adjustments to Anti-dilution Securities:

•
the conversion price of the 2004 Debentures ($3.712 million principal amount outstanding at September 28, 2007) was reduced from $1.15 per share of common stock to $0.70 per share, which, when converted, will increase the number of shares of common stock to be issued from to 3,227,826 to 5,302,857, or, 2,075,031 shares;

•
the exercise price of the warrants to purchase 2,657,461 shares of common stock issued to the investors in the Company’s financing transaction completed October 28, 2004 (the “2004 Warrants”) was reduced from $1.15 to $0.70 per share of common stock;

•
the exercise price of the warrants to purchase 2,272,000 shares of common stock issued to the investors in the Company’s financing transaction completed September 30, 2005 (the “2005 Warrants”) was reduced from $1.98 to $1.75 per share, and the number of shares of common stock issuable upon exercise of the 2005 Warrants will increase from 2,272,000 to 2,572,855, an increase of 300,855 shares;

•
the exercise price of the warrants to purchase 370,000 shares of common stock issued to the designees of the Registrant’s former placement agent, Musket Research Associates, Inc., in the Registrant’s financing transaction completed September 29, 2006 (the “MRA Warrants”) was reduced to $1.01 per share, and the number of shares of the common stock issuable upon exercise of the MRA Warrants will increase from 370,000 to 418,995, an increase of 48,995 shares;

•
the exercise price of warrants to purchase 73,539 shares of the common stock issued to designees of the Company’s former placement agent, Sunrise Securities Corp. (the “Sunrise Warrants”), will be reduced from $1.15 to $0.70 per share.

DIOMED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

The following table sets forth the numbers of shares of Common Stock underlying the Preferred Stock and the Anti-dilution Securities prior to the Loan and related Debenture Holder Consents and Preferred Stockholder Consents, and the numbers of shares that will underlie the Lender Warrant, the Preferred Stock and the Anti-dilution Securities giving effect to the Company’s entering into the Loan Agreement, the Preferred Stockholder Consents and the adjustment to Anti-dilution Securities:

Description of Security	Current Number of Underlying Common Shares	Number of Underlying Shares following Transaction	Net Increase in Underlying Common Shares
Lender Warrants	0	86,957	86,957
Preferred Stock	6,736,044	11,066,358	4,330,314
2004 Debentures	3,227,826	5,302,857	2,075,031
2004 Warrants	2,657,461	2,657,461	0
2005 Warrants	2,272,000	2,572,855	300,855
MRA Warrants	370,000	418,995	48,995
Sunrise Warrants	73,539	73,539	0
TOTAL			6,842,152

11) SUBSEQUENT EVENTS

On October 2, 2007, a holder of the 2004 Debentures converted $175,910 of debt into 251,300 shares of common stock.

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

In view of our relatively limited operating history, we have limited experience forecasting our revenues and operating costs. Therefore, we believe that period-to-period comparisons of financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. To date, we have incurred substantial costs to create or acquire our products. As of September 30, 2007, we had an accumulated deficit of approximately $103 million including $18.4 million in non-cash interest expense, a $1,129,000 gain related to the adjustment of the market value of a warrant liability, and $1,080,000 in SFAS 123R compensation expense. We may continue to incur operating losses due to spending on research and development programs, clinical trials, regulatory activities, sales, marketing, litigation, and administrative activities. This spending may not correspond with any meaningful increases in revenues in the near term, if at all. As of September 30, 2007, the Company had a cash and short term investment balance of $7.4 million.

The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and Notes set forth above in this Quarterly Report and the audited consolidated financial statements and notes in the Annual Report.

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

EVLT(R) was the primary source of revenue for the nine months of 2007, and will continue to be our primary source of revenue through the remainder of the year. We believe that EVLT(R) will achieve a high level of commercial acceptance due to its relatively short recovery period, immediate return to the patient's normal routine barring vigorous physical activities, reduced pain and minimal scarring, and reduced costs compared to other treatments for varicose veins. We developed our EVLT(R) product line as a complete clinical solution and marketing model; including a laser, disposable kit, clinical training and customized marketing programs; to assist office-based and hospital-based physicians in responding to the growing demand for treatment of varicose veins in a minimally invasive manner. We have also published a health insurance reimbursement guide to assist physicians in the reimbursement submission process. We believe that these attributes, in addition to EVLT(R)'s superior clinical trial results, provide EVLT(R) with a competitive advantage over competing traditional and minimally invasive varicose vein treatment products.

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

(2) RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2006

REVENUE

Diomed delivered revenue for the three months ended September 30, 2007 of $6,355,000, increasing approximately $1,034,000, or 19%, from $5,321,000 for the same period in 2006. Revenue from the EVLT(R) product line increased 24% over the same period last year, including growth of 41% in disposable procedure product revenue, demonstrating the continued and growing acceptance of EVLT(R) by the medical community and patients alike.

For the three months ended September 30, 2007, approximately $1,878,000, or 30%, of our total revenue was derived from laser sales, as compared to approximately $1,980,000, or 37%, in the same period in 2006. For the three months ended September 30, 2007, approximately $4,478,000, or 70%, of our total revenues were from sales of disposable fibers and kits, accessories, service and VeinViewer(TM), as compared to approximately $3,341,000, or 63%, in the same period in 2006. We expect the proportion of revenue derived from disposables to continue to increase as we establish a larger base of installed lasers and the number of EVLT(R) procedures performed grows.

The increase in revenue is attributable primarily to:

- increased penetration in the EVLT(R) market,

- the compounding impact of the recurring revenue stream from disposable sales to both new and existing customers, and

- the impact of increased acceptance of the EVLT(R) procedure and expanded reimbursement coverage by health care insurers.

COST OF REVENUE AND GROSS PROFIT

Cost of revenue for the three months ended September 30, 2007 was $3,540,000, increasing approximately $498,000, or 16%, from $3,042,000 for the three months ended September 30, 2006. The increase in cost of revenue in 2007 was primarily a result of increased revenues and increased indirect overhead costs.

Gross profit for the three months ended September 30, 2007 was $2,815,000, increasing approximately $536,000, or 24%, over the three months ended September 30, 2006. Gross profit for the three months ended September 30, 2007 of 44.3% increased 1.5% over the three months ended September 30, 2006 primarily as a result of incremental sales volume. In the future, we have targeted gross profit as a percentage of sales of 60%, or more, consistent with other proprietary medical device companies, as the EVLT® product line grows.

OPERATING EXPENSES

RESEARCH AND DEVELOPMENT EXPENSES for the three months ended September 30, 2007 of $467,000, increased approximately $45,000, or 11%, from the three months ended September 30, 2006. We expect R&D expenditures to remain relatively stable, as we continue to drive product functionality, cost improvements, and other enhancements.

SELLING AND MARKETING EXPENSES for the three months ended September 30, 2007 of $2,927,000, increased approximately $240,000, or 9%, from $2,687,000 over the three months ended September 30, 2006. The increase was driven by higher sales commissions resulting from the increased sales volume and expansion into new markets, including Latin America. We anticipate continued increased expenses resulting from increased commissions from expected increases in volume.

GENERAL AND ADMINISTRATIVE EXPENSES for the three months ended September 30, 2007 of $2,999,000, increased approximately $1,092,000, or 57%, from $1,907,000 from the three months ended September 30, 2006. The increase was primarily attributable to increased legal costs. Total third quarter 2007 patent litigation costs of approximately $1,653,000 increased $456,000 from the second quarter of 2007, with a reduction in the continuing cost of litigation against our primary laser competitors offset by the cost of litigation in the VNUS case, as the trial was originally scheduled to begin on October 29, 2007. For the three months ended September 30, 2007, general legal and patent related costs of $1,679,000 increased $984,000 compared to the three months ended September 30, 2006 and included $1,457,000 of VNUS Medical Technologies, Inc. (“VNUS”) litigation related costs and approximately $196,000 in follow-on costs from the first quarter 2007 ‘777 patent trial.

LOSS FROM OPERATIONS

As a result of the factors outlined above, the loss from operations for the three months ended September 30, 2007 was $3,578,000, increasing $840,000 from $2,738,000 for the three months ended September 30, 2006, as the expansion of our sales and marketing efforts during the quarter drove incremental revenue, which was offset primarily by increases in selling and legal costs.

OTHER EXPENSE, NET

Other expense, net for the three months ended September 30, 2007 was $429,000, compared to $242,000 for the three months ended September 30, 2006. Other expense, net for the three months ended September 30, 2007 includes $313,000 in non-cash interest expense related to debt discount amortization, compared to $96,000 in the third quarter of 2006.

NET LOSS

Net loss for the three months ended September 30, 2007 was $4,008,000 compared to $2,979,000 for three months ended September 30, 2006. In addition to the additional $984,000 in legal costs, net loss for the third quarter of 2007 includes $313,000 in non-cash interest expense related to debt discount amortization, compared to $96,000 in the third quarter of 2006..

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS

Net loss applicable to common stockholders for the three months ended September 30, 2007 was $8,747,000, or $0.29 per share, compared to $6,746,000, or $0.35 per share, for the three months ended September 30, 2006. Net loss applicable to common stockholders includes weighted average shares outstanding of 30,067,031 and 19,448,728 for the three months ended September 30, 2007 and 2006, respectively.

Net loss applicable to common stockholders for the three months ended September 30, 2007 included a non-cash, non-operating deemed dividend of $4,740,000 for the value of additional shares issuable to the 2006 preferred stockholders upon conversion in consideration of the anti-dilution rights and consent and waiver of dividends in the recent Hercules Debt transaction.

Net loss applicable to common stockholders for the three months ended September 30, 2006 included a $2,980,000 deemed dividend on the exchange of the 2005 Preferred Stock. During 2006, we were required to pay cash dividends to holders of the 2005 Preferred Stock. These cash dividends amounted to $149,000 during the three months ended September 30, 2006. In addition, because the dividend percentage was considered below market for accounting purposes, we recorded an incremental non-cash dividend of $167,000 to reflect an effective interest rate of 16.5%. As a result of the preferred stock financing closed on September 29, 2006, the 2005 Preferred Stock was exchanged for the 2006 Preferred Stock which does not accrue dividends unless a future dilutive financing is completed within certain terms. Therefore, we ceased paying or accreting these dividends on a prospective basis subject to the terms of the 2006 Preferred Stock. Upon completion of the 2006 preferred stock financing, we recorded a one-time, non-cash, non-operating beneficial conversion feature charge of $469,938, since the market price of our common stock on September 29, 2006 of $1.20 was above the $1.15 effective conversion price of the immediately convertible preferred stock.

NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE NINE MONTHS ENDED
SEPTEMBER 30, 2006

REVENUE

Diomed delivered revenue for the nine months ended September 30, 2007 of $18,767,000, increasing approximately $2,794,000, or 17%, from $15,972,000 for the nine months ended September 30, 2006. Revenue from the EVLT(R) product line increased 20% over the nine months ended September 30, 2006.

For the nine months ended September 30, 2007, approximately $6,054,000, or 32%, of our total revenue was derived from laser sales, as compared to approximately $6,125,000 or 38%, in the nine months ended September 30, 2006. For the nine months ended September 30, 2007, approximately $12,712,000, or 68%, of our total revenues were derived from sales of disposable fibers and kits, accessories, service and VeinViewer™, as compared to approximately $9,847,000, or 62%, in the nine months ended September 30, 2006. We expect the proportion of revenue derived from disposables to continue to increase as we establish a larger base of installed lasers and the number of EVLT(R) procedures performed grows.

The increase in revenue is attributable primarily to:

-	increased penetration in the EVLT(R) market,

-	the compounding impact of the recurring revenue stream from disposable sales to both new and existing customers, and

-	the impact of increased acceptance of the EVLT(R) procedure and expanded reimbursement coverage by health care insurers.

COST OF REVENUE AND GROSS PROFIT

Cost of revenue for the nine months ended September 30, 2007 was $10,322,000, increasing approximately $1,536,000, or 17%, from $8,786,000 for the same period in 2006. The increase in cost of revenue in 2007 was primarily a result of increased revenues and increased indirect overhead costs.

Gross profit for the nine months ended September 30, 2007 of $8,445,000, increased approximately $1,259,000 from the same period in 2006. Gross profit as a percentage of sales of 45% was equivalent to the same period in 2006. In the future, we have targeted gross profit as a percentage of sales of 60%, consistent with other proprietary medical device companies, as the EVLT® product line grows.

OPERATING EXPENSES

RESEARCH AND DEVELOPMENT EXPENSES for the nine months ended September 30, 2007 were $1,245,000, an increase of $105,000, or 9%, from the same period in 2006. We expect R&D expenditures to remain relatively stable, as we continue to drive product functionality, cost improvements, and other enhancements.

SELLING AND MARKETING EXPENSES for the nine months ended September 30, 2007 were $9,358,000, an increase of $868,000, or 10%, over 2006. The increase resulted from higher sales commissions from the increased sales volume and expansion into new markets, including Latin America. We anticipate continued increased expenses resulting from increased commissions from expected increases in volume.

GENERAL AND ADMINISTRATIVE EXPENSES for the nine months ended September 30, 2007 were $9,048,000, an increase of $3,182,000, or 54%, from the same period in 2006. The increase was primarily attributable to incremental legal fees of $2,499,000. For the nine months ended September 30, 2007, legal and patent related costs of $4,711,000 included $2,150,000 of ‘777 patent litigation costs and $2,269,000 of VNUS patent litigation costs.

LOSS FROM OPERATIONS

Loss from operations for the nine months ended September 30, 2007 was $11,205,000, an increase of approximately $2,895,000 from the same period in 2006, as incremental gains from incremental revenue were offset primarily by increased selling and legal costs.

OTHER (INCOME) EXPENSE, NET

Other expense, net for the nine months ended September 30, 2007 was $750,000, compared to other income, net of $684,000 for the same period in 2006. Other expense for the nine months ended September 30, 2007 includes a $406,000 reduction of interest expense to adjust the amortization of the debt discount for the three months ended December 31, 2006 and the three months ended March 31, 2007 to reflect the effective interest rate method as it was previously amortized on a straight line basis.

Other income in the nine months ended September 30, 2006 includes a $971,000 non-cash, non-operating gain, which represents the change in market value of the warrants issued in the private placement financing completed on September 30, 2005. Non-cash interest expense increased $239,000 compared to the same period of 2006, as a result of an increase in the amortization of the debt discount on the 2004 debentures. The 2004 debenture debt discount was increased as part of the anti-dilution impact of the private placement equity financing completed in 2006. Other income in 2006 also includes the non-operating impact of the theft of trade secrets settlement with Vascular Solutions, Inc.

NET LOSS

Net loss for the nine months ended September 30, 2007 was $11,955,000 compared to $7,626,000 for the same period 2006. The increased legal costs offset the expansion of Diomed's sales and marketing efforts during the year which drove incremental revenue, as well as a $971,000 non-cash, non-operating gain recorded in the nine months of 2006 for the decrease in the fair value of the warrant obligation entered into on September 30, 2005.

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS

Net loss applicable to common stockholders for the nine months ended September 30, 2007 was $16,695,000, or $0.62 per share, compared to $12,007,000, or $0.62 per share, for the same period 2006. Net loss applicable to common stockholders includes weighted average shares outstanding of 27,029,974 and 19,447,812 for the nine months ended September 30, 2007 and 2006, respectively.

Net loss applicable to common stockholders for the nine months ended September 30, 2007 included a non-cash, non-operating deemed dividend of $4,740,000 for the value of additional shares issuable to the 2006 preferred stockholders upon conversion in consideration of the anti-dilution rights and consent and waiver of dividends in the recent Hercules loan transaction.

Net loss applicable to common stockholders for the nine months ended September 30, 2006 included a $2,980,000 deemed dividend on the exchange of the 2005 Preferred Stock. During 2006, we agreed to pay cash dividends to holders of the preferred stock. These cash dividends amounted to $447,000 during the nine months ended September 30, 2006. In addition, because the dividend percentage was considered below market for accounting purposes, we recorded an incremental non-cash dividend as an increase to the carrying value of the preferred stock to reflect an effective interest rate of 16.5%. As a result, in the nine months ended September 30, 2006, we recorded $484,000 of non-cash preferred stock dividend. As a result of the preferred stock financing closed on September 29, 2006, the 2005 Preferred Stock was exchanged for 2006 Preferred Stock, which does not accrue dividends unless a future dilutive financing is completed within certain terms. Therefore, we ceased paying or accreting these dividends on a prospective basis subject to the terms of the 2006 Preferred Stock. Upon completion of the 2006 preferred stock financing, we recorded a one-time, non-cash, non-operating beneficial conversion feature charge of $469,938, since the market price of our common stock on September 29, 2006 of $1.20 was above the $1.15 effective conversion price of the immediately convertible preferred stock.

(3) LIQUIDITY, CAPITAL RESOURCES AND CAPITAL TRANSACTIONS

CASH POSITION AND CASH FLOW

We have financed our operations primarily through private placements of common stock and preferred stock and private placements of convertible notes and short-term notes and credit arrangements. We had cash and short-term investment balances of approximately $7,409,000 and $9,933,000 at September 30, 2007 and December 31, 2006, respectively.

CASH USED IN OPERATIONS

Cash used in operations for the nine months ended September 30, 2007 was $7,451,000. Cash used in operations reflects the net loss of $11,955,000, which includes $4,711,000 in legal and patent fees incurred in asserting our EVLT(R) patent, and was partially offset by non-cash charges such as $528,000 of non-cash interest and $591,000 for stock based compensation. The cash flow impact of the net loss was offset by changes in working capital items totaling approximately $2,598,000 primarily attributed to increased accounts payable for patent litigation fees.

CASH PROVIDED BY INVESTING

Cash provided by investing activities for the nine months ended September 30, 2007 was approximately $2,362,000, including proceeds from maturities of marketable securities of $3,086,000, as we limited reinvestment as a result of cash requirements, offset by purchases of computer and demonstration equipment of $294,000.

CASH PROVIDED BY FINANCING

Cash provided by financing activities for the nine months ended September 30, 2007 includes $5,142,000 in net proceeds borrowed under the Hercules Debt transaction.

BANK LINES OF CREDIT

Diomed, Ltd., our United Kingdom-based subsidiary, utilizes an overdraft facility as well as an accounts receivable line of credit with Barclays Bank, limited to the lesser of (GBP)100,000 or 80% of eligible accounts receivable. As of September 30, 2007, Barclay’s had provided a temporary increase in the overdraft facility up to approximately $279,000. At September 30, 2007, there were no additional amounts available under this line. The credit line bears interest at a rate of 2.5% above Barclays' base rate (5.75% at September 30, 2007) and borrowings are due upon collection of receivables from customers. As security for the line of credit, Barclay's Bank has a lien on all of the assets of Diomed Ltd., excluding certain intellectual property. As of September 30, 2007, there was approximately $279,000 outstanding and at December 31, 2006, there was approximately $223,000 outstanding under this line of credit.

FUTURE AVAILABILITY OF CREDIT

Prior to entering into the Hercules term loan (as discussed below), other than the security under the Barclays Bank line of credit, our assets were not subject to any liens or encumbrances. Therefore, these unencumbered assets were available as security for credit facilities we might seek in the future. However, under the terms of the convertible debentures that we issued on October 25, 2004, we agreed that, so long as at least 10% of the original principal amount of any debenture was outstanding, we would not incur indebtedness or create a lien that is senior to or having an equal priority with our obligations under the debentures, except for purchase money security interests and otherwise to the extent that we do so in the ordinary course of our business. As of September 30, 2007, two of the three investors who purchased debentures in 2004 continued to hold debentures of at least 10% of the original principal amount. Also, under the terms of the September 29, 2006 financing transaction, we agreed that so long as any investor owned at least 25% of the shares of preferred stock initially purchased, we would not incur indebtedness (other than ordinary course trade payables and installment loans) in excess of $1 million (including the Barclays Bank line of credit) without prior approval of the holders of the 65% of the outstanding 2006 preferred stock.

During the third quarter of 2007, we obtained waivers from both the 2004 Debenture holders and the 2006 preferred stockholders to incur senior secured indebtedness under the Hercules term loan. We closed the Hercules term loan on September 28, 2007, in effect monetizing the $14.7 million damages award arising out of our ‘777 patent litigation following the jury trial during the first quarter of 2007. We borrowed $6 million on September 28, 2007, before deduction of fees and expenses incurred in the transaction. We have the right, at our option, subject to the terms and conditions of the term loan agreement, to borrow an additional $4 million between January 31, 2008 and March 31, 2008. As a result of the terms of this financing transaction, we agreed that, subject to certain permitted exceptions, we would not incur indebtedness, prepay or repay the convertible debentures or any other indebtedness.

We plan on using our available cash, the proceeds from the ‘777 patent judgment and our operating revenue to fund our operations. If these resources are insufficient to fund our operations (for example, due to a delay in receiving the proceeds of the patent judgment), then we may need to obtain additional financing. We would intend to obtain any such needed financing by way of further equity investment, as our access to debt financing is restricted. Because of the indebtedness that we incurred under the Hercules loan and the security interests that we granted to Hercules and the 2004 debenture holders in connection with the Hercules loan, our debt outstanding and our limited ability to offer collateral to a prospective lender, coupled with the agreements that we made with Hercules and the 2004 debenture holders and the 2006 preferred stockholders, make it unlikely that additional debt financing would be available to us on acceptable terms.

2007 DEBT FINANCING TRANSACTION

On September 28, 2007, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Hercules Technology Growth Capital, Inc. (“Hercules”). The Loan Agreement provides for a term loan (the “Loan”) of up to $10 million in two tranches, an initial $6 million tranche, which was funded on September 28, 2007, and an additional $4 million tranche available at our option at any time during the period from January 31, 2008 through March 31, 2008. The net proceeds of the Loan are for our working capital purposes.

The Loan is secured by our assets, including the $14.7 million judgment awarded to Diomed, Inc. against AngioDynamics, Inc. and Vascular Solutions, Inc. in our lawsuit in which AngioDynamics and Vascular Solutions were found to have infringed our EVLT® patent. We also granted Hercules a pledge of the shares of Diomed, Inc., and a pledge of our wholly-owned United States subsidiaries and a share pledge of 65% of the outstanding shares of our wholly-owned United Kingdom subsidiary, Diomed Limited.

The Loan bears interest at the prime rate plus 3.20%, will be repayable on an interest-only basis through June 30, 2008 and will thereafter become payable in 24 equal monthly installments of principal and interest, with the final installment due on July 1, 2010, at which time a deferred interest charge of 9.5% of the funds borrowed will also be payable. When we borrowed $6 million on September 28, 2007, we recorded the deferred interest charge based on 9.5% of the $6 million, or $570,000, in other long-term liabilities on our balance sheet and included the amount in debt discount. Upon borrowing the additional $4 million, we will record the additional deferred interest charge of 9.5% on $4 million, or $380,000 and include that amount as an additional debt discount. The Loan may be prepaid at our option, subject to a prepayment fee of 3% of the funds borrowed (if prepaid during the first 12 months), 2% of the funds borrowed (if prepaid during after twelve months but before 24 months) or 1% (if prepaid at 24 months or thereafter).

We agreed to pay $320,000 of legal fees and investment expenses incurred by Hercules in connection with negotiating the Loan Agreement. We also accrued other related legal costs and listing fees of approximately $338,000, and therefore recorded $658,000 as debt financing costs on its balance sheet. This amount will be amortized to interest expense using the effective interest method in the statement of operations over the period through the estimated call date of the loan, October 25, 2008.

As additional consideration, we also issued to Hercules warrants to purchase up to 86,957 shares of our common stock at an exercise price of $0.70 per share, with a term of five years (the “Lender Warrants”). We valued the warrants at $52,874 using the Black-Scholes Option Pricing Model and classified this amount as a discount to the Loan. We reviewed the terms of the warrant agreement and since a net cash settlement possibility exists until we receive listing approval from the AMEX, we determined that liability treatment was appropriate in accordance with EITF 00-19. We recorded a warrant liability in current liabilities for $52,874. This amount will be marked to market each reporting period until we receive listing approval from the AMEX at which time the amount will be reclassified to equity and no longer marked to market.

We paid Hercules a $200,000 commitment fee in connection with the Loan at closing, and have agreed to pay a success fee of $900,000 on June 30, 2008 and 1% of the gross consideration paid for our acquisition should a change of control occur. We recorded the $900,000 success fee in accrued liabilities as it is payable on June 30, 2008.

Based on the above, we recorded a discount against the Loan of $1,722,874 representing the commitment fee of $200,000, the success fee of $900,000, the fair value of the 86,957 warrants of $52,874, and the deferred interest of $570,000. This amount will be accreted back to the Loan through charges against non-cash interest expense using the effective interest method in the statement of operations over the period through October 25, 2008.

Consent by Holders of Variable Rate Convertible Debentures

The terms of the outstanding Variable Rate Convertible Debentures due October 2008 (the “2004 Debentures”), issued by us on October 25, 2004, provide that we may not incur indebtedness that is senior to or pari passu with the indebtedness represented by the 2004 Debentures or grant a security interest in our assets. To enable us to enter into the Loan Agreement, on September 28, 2007, we negotiated for and obtained the consent of each of the four holders of 2004 Debentures (the “Debenture Holders”) pursuant to an Agreement and Consent (the “Debenture Holder Consent”).

Pursuant to the Debenture Holder Consent, we amended and restated the 2004 Debentures in the form of an Amended and Restated Variable Rate Secured Subordinated Convertible Debenture due October 2008 (the “Secured 2004 Debenture”) by (i) increasing the rate of interest from 400 basis points over six-month LIBOR to the greater of 10% and 500 basis points over six-month LIBOR, (ii) reflecting the adjusted conversion price of the Secured 2004 Debentures of $0.70 per share, which adjustment results from the antidilution adjustment of the 2004 Debentures caused by the issuance of the Lender Warrants (discussed under “Impact on Outstanding Securities,” below) and (iii) granting a security interest in all of our assets (and, as set forth in a guaranty by Diomed, Inc. of our obligations under the Secured 2004 Debenture and a separate security agreement, the assets of Diomed, Inc.), subordinated to the security interest granted to Hercules. We made certain representations, warranties and other agreements with the Debenture Holders, including reimbursement of their legal fees, but paid no remuneration for obtaining the Debenture Holder Consents.

The Debenture Holders and Hercules entered into an Intercreditor Agreement, dated September 28, 2007, acknowledged by us, pertaining to the creditors’ respective rights to the collateral comprising their respective security interests in our assets. The Intercreditor Agreement enables Hercules to block us from repaying the Secured 2004 Debentures when they become payable (October 25, 2008), in which case, under the Debenture Holder Consent, we agreed to repay Hercules with the proceeds of the judgment in the EVLT® patent litigation case, so long as we have received at least $10 million from that $14.7 million judgment by that time. We expect to prevail in the ‘777 patent litigation appeal and receive an award in excess of $10 million. Therefore, we consider this a possible call option and since the event will cause the Hercules Loan to be repaid before its scheduled maturity date for a fixed settlement amount. Therefore, we determined that the debt discount amortization should occur over the period to the earliest call date so that the carrying amount of the debt at that date is equal to the settlement amount, using the effective interest rate method. Therefore, the discount and the debt issuance costs will be amortized through October 25, 2008.

We will use the effective interest rate method to recognize interest expense over the period until first possible call. If during the period, we determine that the possible repayment will differ from October 25, 2008, we will treat that as a change in estimate and recognize the remaining unamortized discount over the revised period.

Pursuant to the anti-dilution rights under the 2004 Debenture agreements, as a result of the Lender Warants we were required to reduce the conversion prices for the 2004 variable rate convertible debentures from $1.15 to $0.70 and exercise prices for warrants issued under prior financing transactions.

We determined that the conversion and exercise price changes were not modifications to the terms of their respective agreements, but were executions of certain rights within those agreements. Under EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments” (“EITF 00-27”), Issue #7, the Task Force reached a consensus that if the terms of a contingent conversion option do not permit an issuer to compute the number of shares that the holder would receive if the contingent event occurs and the conversion price is adjusted, an issuer should wait until the contingent event occurs and then compute the resulting number of shares that would be received pursuant to the new conversion price.

The Hercules Loan transaction was the second time that the anti-dilution rights of the 2004 Debentures were triggered. Prior to the 2006 preferred stock financing, the 2004 Debentures were convertible into 1,620,961 shares, and after the 2006 preferred stock financing the 2004 Debentures were convertible into 3,227,826 shares, as the conversion price was reduced from $2.29 per share to $1.15 per share as a result of the 2006 preferred stock financing.  After the Hercules Loan the 2004 Debentures became convertible into 5,302,857 shares, as the conversion price was reduced from $1.15 per share to $0.70 per share as a result of the issuance of the Lender Warrants.  The resulting incremental intrinsic value from triggering the contingent feature is calculated as the difference of 2,075,031 shares provided to the Debenture Holders due to their anti-dilution rights multiplied by the market price of the common stock on the date of the original debt commitment of $2.26, totaling $4,689,570.

However, as a result of the 2006 preferred stock financing, we had previously increased the discount on the 2004 debentures up to the original proceeds allocated to the debt and therefore, can not increase the debt discount further. The debt discount will continue to be accreted back to debt over the remaining term of the 2004 Debentures through charges against non-cash interest expense in our Statements of Operations. The balance of the debentures at September 30, 2007 was $1,568,355, net of unamortized discount of $2,143,645.

Consent by Holders of Preferred Stock

The terms of the outstanding shares of Preferred Stock issued by us on September 29, 2006 also prohibit our incurrence of debt and the issuance of Common Stock equivalents, such as the Lender Warrants, at a price lower than $1.15 per share exchange rate of the Preferred Stock (a “Dilutive Issuance”), and provide that dividends must begin to accrue and be payable in the event of a Dilutive Issuance.

To enable us to enter into the Loan and the transactions contemplated thereby (including the amended terms of the 2004 Debentures) and to avoid being required to pay dividends, we negotiated for and obtained the consent of the requisite holders of Preferred Stock (the “Preferred Stockholders”), which consent was provided under an Agreement and Consent (the “Preferred Stockholder Consent”).

Pursuant to the Preferred Stockholder Consent, we agreed that upon exchange of the Preferred Stock in accordance with its terms, we will issue to the holders of the Preferred Stock that provided their consents to the Loan, in addition to those shares of Common Stock issuable upon such exchange, additional shares of Common Stock such that the holders of Preferred Stock that provided their consents to the Loan will receive in total the number of shares of Common Stock as if the exchange rate of the Preferred Stock were $0.70 per share.

Under the Preferred Stockholder Consents, among other things, the Preferred Stockholders that provided their consents to the Loan (i) permitted our incurrence of indebtedness under the Loan and the amendments to the 2004 Debentures, (ii) agreed that they had no rights to participate in the Loan, (iii) agreed to limit voting of their Preferred Stock to the number of underlying shares of Common Stock at the exchange rate of $1.15 (without giving effect to the additional shares we agreed to issue upon conversion), (iv) agreed to permit the issuance of the Lender Warrant even though it is a dilutive issuance and (v) agreed that, notwithstanding the issuance the Lender Warrant or the adjustments to the 2004 Debentures, (1) no anti-dilution adjustment to the Preferred Stock would occur and (2) dividends would not begin to accrue or be payable on the Preferred Stock as a result of the Dilutive Issuance.

Under EITF 00-27, the Task Force reached a consensus that if the terms of a contingent conversion option do not permit an issuer to compute the number of shares that the holder would receive if the contingent event occurs and the conversion price is adjusted, an issuer should wait until the contingent event occurs and then compute the resulting number of shares that would be received pursuant to the new conversion price.

As discussed above, the Preferred Stockholders had the contractual anti-dilution right to receive both an increase in the number of shares and a decrease in the conversion price of their shares. However, for anti-dilution rights and for consideration of their consents and waivers of dividends, we provided the Preferred Stockholders with a separate conversion price adjustment which in effect allows the preferred stockholders to convert their preferred shares into common shares as if their conversion price was lowered to $0.70. Consequently, the Preferred Stockholders are entitled to an additional 4,330,314 shares upon conversion.

We calculated the result of the anti-dilution formula as defined under the 2006 Preferred Stockholder agreement and determined that the anti-dilution adjustment would have resulted in a decrease to the conversion price from $1.15 to $0.80 and an increase in the number of shares issuable upon conversion of 2,947,019 shares. In accordance with EITF 00-27, we multiplied the additional 2,947,019 shares by the original market price on the closing date of $1.20, for a result of $3,536,423.

The residual 1,383,295 shares were deemed to be issued for consideration of the consent and waiver and were therefore valued using the closing price of the common stock on the day of closing the current transaction, $0.87, for a value of $1,203,466. The sum of these two values, $4,739,890 is analogous to a dividend and recognized as a return to shareholders and has been included as a dividend on the 2006 Preferred Stock in our calculation of Net Loss Applicable to Common Stockholders and Basic and Diluted Net Loss per Share.

Impact on Outstanding Securities

As stated above, as consideration for the Preferred Stockholder Consents, we agreed to issue additional shares of common stock upon exchange of the Preferred Stock. There were 673.6044 shares of Preferred Stock issued and outstanding, exchangeable for a total of 6,736,044 shares of common stock, at an exchange rate of $1.15 per share of common at $11,500 per share of Preferred Stock prior to the transaction. All of the holders of Preferred Stock provided their consents. As a result, we were required to issue up to an additional 4,330,314 shares of its common stock at such time as the Preferred Stock is tendered for exchange, for a total of 11,066,358 shares.

Additionally, the terms of certain of our currently outstanding securities (the “Anti-dilution Securities”) provide for adjustments to the effective price payable for shares of common stock upon conversion or exercise of those Anti-dilution Securities when we complete certain future transactions and the effective price per share of the common stock or common stock equivalents that are issued in the future transaction is less than the effective price per share under the terms of the Anti-dilution Security.

Accordingly, our issuance of the Lender Warrant caused the following adjustments to Anti-dilution Securities:

•
the conversion price of the 2004 Debentures ($3.712 million principal amount outstanding at September 28, 2007) was reduced from $1.15 per share of common stock to $0.70 per share, which, when converted, will increase the number of shares of common stock to be issued from to 3,227,826 to 5,302,857, or, 2,075,031 shares;

•
the exercise price of the warrants to purchase 2,657,461 shares of common stock issued to the investors in our financing transaction completed October 28, 2004 (the “2004 Warrants”) was reduced from $1.15 to $0.70 per share of common stock;

•
the exercise price of the warrants to purchase 2,272,000 shares of common stock issued to the investors in our financing transaction completed September 30, 2005 (the “2005 Warrants”) was reduced from $1.98 to $1.75 per share, and the number of shares of common stock issuable upon exercise of the 2005 Warrants will increase from 2,272,000 to 2,572,855, an increase of 300,855 shares;

•
the exercise price of the warrants to purchase 370,000 shares of common stock issued to the designees of our former placement agent, Musket Research Associates, Inc., in our financing transaction completed September 29, 2006 (the “MRA Warrants”) was reduced to $1.01 per share, and the number of shares of the common stock issuable upon exercise of the MRA Warrants will increase from 370,000 to 418,995, an increase of 48,995 shares;

•
the exercise price of warrants to purchase 73,539 shares of the common stock issued to designees of our former placement agent, Sunrise Securities Corp. (the “Sunrise Warrants”), will be reduced from $1.15 to $0.70 per share.

The following table sets forth the numbers of shares of common stock underlying the Preferred Stock and the Anti-dilution Securities prior to the Loan and related Debenture Holder Consents and Preferred Stockholder Consents, and the numbers of shares that will underlie the Lender Warrant, the Preferred Stock and the Anti-dilution Securities giving effect to our entering into the Loan Agreement, the Preferred Stockholder Consents and the adjustment to Anti-dilution Securities:

Description of Security	Current Number of Underlying Common Shares	Number of Underlying Shares following Transaction	Net Increase in Underlying Common Shares
Lender Warrants	0	86,957	86,957
Preferred Stock	6,736,044	11,066,358	4,330,314
2004 Debentures	3,227,826	5,302,857	2,075,031
2004 Warrants	2,657,461	2,657,461	0
2005 Warrants	2,272,000	2,572,855	300,855
MRA Warrants	370,000	418,995	48,995
Sunrise Warrants	73,539	73,539	0
TOTAL			6,842,152

EQUITY TRANSACTIONS

During the nine month period ended September 30, 2007, the holders of 1,061.8303 shares of preferred stock exchanged their shares of preferred stock into 10,618,303 shares of common stock. At September 30, 2007, 673.6044 shares of preferred stock, convertible into 11,066,358 shares of common stock, were outstanding.

At December 31, 2006, we had 19,448,728 shares of common stock outstanding and as a result of the conversions of preferred stock during the nine months at September 30, 2007 the Company had 30,067,031 shares of common stock outstanding.

COMMITMENT FOR LUMINETX DISTRIBUTION AGREEMENT

On August 5, 2005, we entered into a distribution agreement with Luminetx, pursuant to which Luminetx appointed us as a distributor and granted us the exclusive right to distribute and sell the Luminetx patented biomedical imaging system known as the VeinViewer(TM) Imaging System. The Agreement is limited to physicians who perform sclerotherapy, phlebectomies or varicose vein treatments, initially in the United States and the United Kingdom, with additional territories to be negotiated as VeinViewer(TM) receives regulatory clearance in other countries, on terms to be agreed. Luminetx agreed to supply us with a certain minimum number of VeinViewer(TM) systems for distribution by us at specified prices during the term of the distribution agreement, initially three years. In May 2007, we and Luminetx amended the agreement and revised the targeted number of VeinViewer(TM) systems to be purchased through December 31, 2007 and through April 30, 2008 to better reflect current market development and positioning strategies. The agreement was also amended so that both companies may sell to dermatologists who are not performing EVLT®. If we fail to purchase the annual target number of VeinViewer(TM) systems prior to May 1, 2008, for any reason, Luminetx may terminate the distribution agreement with written notice.

(4) CRITICAL ACCOUNTING POLICIES

In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments considered normal and recurring and necessary for their fair presentation. Interim results are not necessarily indicative of results to be expected for the year. These interim financial statements have been prepared in accordance with the instructions for Form 10-QSB, and therefore, do not include all information and footnotes necessary for a complete presentation of operations, financial position, and our cash flows in conformity with accounting principles generally accepted in the United States. We filed our 2006 Annual Report on Form 10-KSB with the Securities and Exchange Commission on March 20, 2007, which included audited consolidated financial statements for the year ended December 31, 2006, and included information and footnotes necessary for such presentation. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our annual report on Form 10-KSB for the year ended December 31, 2006.

Our discussion and analysis of our financial condition, results of operations, and cash flows are based on our consolidated financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We have chosen accounting policies we believe are appropriate to report accurately and fairly our operating results and financial position, and we apply those accounting policies in a consistent manner. As discussed in Item 6, "Management's Discussion and Analysis of Financial Condition or Plan of Operation" of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, we consider certain policies to be the most critical in the preparation of our consolidated financial statements because they involve the most difficult, or subjective judgments about the effect of matters that are inherently uncertain. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

The adoption of FIN 48 did not have a material impact on our financial condition, results of operations or cash flows.  At January 1, 2007, we had US net operating loss (“NOL”) carryforwards of approximately $46 million and foreign NOLs of approximately $20 million.   At January 1, 2007, we had a net deferred tax asset of approximately $25 million related to these NOLs. Due to uncertainties surrounding our ability to generate future taxable income to realize these assets, a full valuation has been established to offset our net deferred tax asset. Additionally, the future utilization of our US NOL carryforwards to offset future taxable income may be subject to a substantial annual limitation as a result of Section 382 ownership changes that may have occurred previously or that could occur in the future.  In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three year period. Since our formation, we have raised capital through the issuance of capital stock which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition. If we have experienced a change in control at any time since our formation, utilization of the NOL carryforwards would be subject to an annual limitation under Section 382. Any limitation may result in expiration of a portion of the NOL carryforwards before utilization. Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance.  Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits related to NOLs will not impact our effective tax rate.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

The Company's principal executive officer and its principal financial officer have carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a -15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2007 and have concluded that, as of such date, the Company's disclosure controls and procedures in place are effective in ensuring that material information and other information requiring disclosure is identified and communicated on a timely basis.

(b) Changes in internal control over financial reporting.

During the period covered by this report, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

'777 PATENT LITIGATION

On January 6, 2004, we filed a lawsuit in the United States District Court for the District of Massachusetts against AngioDynamics, Inc. seeking injunctive relief and damages for infringement of our U.S. Patent Number 6,398,777 (the "'777 patent") covering the endovascular laser treatment of varicose veins which we use in the EVLT(R) product line, the exclusive rights to which we acquired on September 3, 2003. On March 4, 2004, we filed a second lawsuit against Vascular Solutions in the United States District Court for the District of Massachusetts seeking injunctive relief and damages for infringement of the '777 patent. At the parties' joint request, our patent cases involving AngioDynamics and Vascular Solutions were consolidated by the court.

Trial commenced on March 12, 2007 and on March 28, 2007, the jury found in our favor and against both defendants, both for inducing infringement and for contributory infringement of our patent, and awarded nearly $12.5 million in damages. On June 20, 2007, the defendants filed for an appeal with the US Court of Appeals for the Federal Circuit. Therefore, we will not record this amount until final resolution of the appeal. In particular, the jury awarded $8.36 million against AngioDynamics and $4.1 million against VSI. On March 30, 2007 we filed a motion for a permanent injunction against AngioDynamics and VSI. Defendants sought judgment as a matter of law and/or a new trial. We sought prejudgment interest and additional post-judgment damages. On July 2, 2007, the Court granted our motion for a permanent injunction and denied defendants’ motion for judgment as a matter of law or new trial. The parties reached a stipulation regarding the issues of prejudgment interest and additional post-judgment damages, which resulted in a stipulated increase in the judgment against AngioDynamics to $9.71 million and against VSI to $4.975 million. On July 11, 2007, we filed a motion to find the defendants in contempt of the permanent injunction. Defendants filed their opposition on July 25, 2007. On October 3, 2007 we filed supplemental papers regarding the contempt motion. Defendants filed their opposition on October 5, 2007. The contempt motion is pending.

On April 2, 2004, the we filed a lawsuit in the United States District Court for the District of Massachusetts against Total Vein Solutions, LLC, seeking injunctive relief and damages for infringement of the '777 patent. Total Vein Solutions answered the complaint, generally denying our allegations and counterclaiming for declaratory judgment of non-infringement and invalidity of the EVLT(R) patent. We are in the discovery phase of this litigation. This case is also pending before Judge Gorton. On July 13, 2007, Magistrate Judge Alexander granted our motion to compel Total Vein to respond to discovery requests and denied Total Vein’s motion to stay the litigation. We await a ruling on our motion for preliminary injunction.

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

If we do not prevail in the appeal and infringement actions and are not be able to exclude third parties from using the Company's EVLT(R) technology, the EVLT(R) patent may be determined to be impaired and the Company's EVLT(R) revenue stream may be adversely affected.

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

On October 12, 2005, VNUS served an amended complaint adding two additional parties, AngioDynamics, Inc. and Vascular Solutions, Inc., as defendants. On October 31, 2005, we filed an answer to the First Amended Complaint, again denying the allegations of infringement, and counterclaiming against VNUS for a declaration that none of the patents are infringed, that they are all invalid and that two of VNUS' patents are unenforceable for inequitable conduct. The Court held a claim construction tutorial and a hearing on claim construction issues on October 30, 2006 and issued a ruling on claims construction on November 20, 2006. In a series of pretrial rulings, the Court denied summary judgment motions brought by VNUS (for a finding of infringement) and us Company (for findings of patent invalidity and non-willfulness). In the pretrial conference held on October 16, 2007, the Court heard twelve motions in limine, eleven of which were resolved in our favor and one in favor of VNUS. The Court further postponed the trial date originally scheduled for October 29, 2007. A further status conference has been scheduled for December 7, 2007. We intend to continue to defend against the allegations against us in this case and believes that we have meritorious defenses.

OTHER

Insofar as legal proceedings other than patent litigation are concerned, from time to time we are the defendant in legal and administrative proceedings and claims of various types. Although any such litigation contains an element of uncertainty, management, in consultation with the our general counsel, we presently believe that the outcome of such proceedings or claims which are pending or known to be threatened, or all of them combined, will not have a material adverse effect.

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

Date: November 14, 2007

By: /s/ DAVID B. SWANK
Name: David B. Swank
Title: Chief Financial Officer,
Director

Date: November 14, 2007